Form 10-Q
period 2006-06-30
World Monitor Trust III - Series J
filed 2006-08-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST III – SERIES J

(a Delaware Business Trust)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

June 30, 2006

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash	$6,023,538	$7,687,671
Investment in WMT III Series G/J Trading Vehicle LLC (31.88% and 33.21% of net asset value, respectively)	17,842,425	10,034,305
Investment in WMT III Series H/J Trading Vehicle LLC (32.67% and 33.61% of net asset value, respectively)	18,283,703	10,152,980
Investment in WMT III Series I/J Trading Vehicle LLC (35.37% and 33.18% of net asset value, respectively)	19,796,966	10,028,449
Interest receivable	839	11,918

Total assets	$61,947,471	$37,915,323

LIABILITIES
Accrued expenses	$150,971	$72,896
Service fees payable	0	51,707
Sales commission payable	0	25,854
Management fee payable	0	12,927
Offering costs payable	0	12,927
Subscriptions received in advance	5,794,476	7,528,060
Redemptions payable	37,729	0
Redemption charges payable to the Selling Agent	317	0

Total liabilities	5,983,493	7,704,371

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ – 527,663.9061 and 307,154.4306 units outstanding at June 30, 2006 and December 31, 2005	54,258,342	29,910,054
Managing Owners Interests – 5,357.7185 and 3,090.0000 units outstanding at June 30, 2006 and December 31, 2005	550,921	300,898
Class II Units:
Unitholders’ – 11,418.3853 and 0 units outstanding at June 30, 2006 and December 31, 2005	1,143,558	0
Managing Owners Interests – 111.3997 and 0 units outstanding at June 30, 2006 and December 31, 2005	11,157	0

Total unitholders’ capital	55,963,978	30,210,952

Total liabilities and unitholders’ capital	$61,947,471	$37,915,323

NET ASSET VALUE PER UNIT
Class I	$102.83	$97.38

Class II	$100.15

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
NET INCOME ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	$5,212,308	$3,549,404
Change in unrealized	(1,701,882)	345,613
Interest income	537,635	950,915

Total revenues	4,048,061	4,845,932

EXPENSES
Brokerage commissions	76,562	148,978
Advisor management fees	331,424	589,678
Advisor incentive fees	308,731	465,972
Operating expenses	50,186	104,099

Total expenses	766,903	1,308,727

NET INCOME ALLOCATED FROM TRADING VEHICLES	3,281,158	3,537,205

NET LOSS FROM SERIES OPERATIONS:
REVENUES
Interest income	40,980	63,296

EXPENSES
Management fee	64,618	115,470
Service fee – Class I Units	256,202	459,609
Sales commission	129,236	230,940
Operating expenses	65,636	126,581

Total expenses	515,692	932,600

NET LOSS FROM SERIES OPERATIONS	(474,712)	(869,304)

NET INCOME	$2,806,446	$2,667,901

NET INCOME (LOSS) PER WEIGHTED AVERAGE
UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and
Managing Owner Unit:
Class I	$5.78	$6.11

Class II (1)	$(2.73)	$(2.73)

Weighted average number of Units outstanding:
Class I	488,522.3038	439,821.0196

Class II (1)	6,691.6121	6,691.6121

(1)	Class II Units were outstanding from May 1, 2006 to June 30, 2006

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2006 and for the Period March 10, 2005 (inception) to June 30, 2005

(Unaudited)

	Class I				Class II				Total Amount
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2006
Unitholders’ capital at December 31, 2005	307,154.4306	$29,910,054	3,090.0000	$300,898	0.0000	$0	0.0000	$0	$30,210,952
Net income (loss)		2,659,149		27,012		(18,078)		(182)	2,667,901
Additions	223,606.2872	22,112,975	2,267.7185	224,178	11,418.3853	1,162,200	111.3997	11,344	23,510,697
Redemptions	(2,452.5257)	(246,236)	0.0000	0	0.0000	0	0.0000	0	(246,236)
Exchanges	(644.2860)	(62,328)	0.0000	0	0.0000	0	0.0000	0	(62,328)
Offering costs		(115,272)		(1,167)		(564)	0.0000	(5)	(117,008)

Unitholders’ capital at June 30, 2006	527,663.9061	$54,258,342	5,357.7185	$550,921	11,418.3853	$1,143,558	111.3997	$11,157	$55,963,978

Period ended June 30, 2005
Unitholders’ capital at
March 10, 2005 (inception)	0.0000	$0	0.0000	$0	0.0000	$0	0.0000	$0	$0
Additions	0.0000	0	10.0000	1,000	0.0000	0	0.0000	0	1,000

Unitholders’ capital at June 30, 2005	0.0000	$0	10.0000	$1,000	0.0000	$0	0.0000	$0	$1,000

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

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to Class I Units. Class I Units were first issued on December 1, 2005, and Class II Units were first issued on May 1, 2006

Upon commencement of trading, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J), WMT III Series H/J Trading Vehicle LLC (whose sole members are Series H and Series J) and WMT III Series I/J Trading Vehicle LLC (whose sole members are Series I and Series J) (collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. At each calendar quarter end, Series J will re-allocate its existing allocation equally to the Trading Vehicles. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. is the Managing Owner of all Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be used in conjunction with Series J’s financial statements.

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

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting each of Series G, H, I and J to commence trading operations. Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Until the subscription maximum for each Series is reached, each Series’ Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

D.	Exchanges, Redemptions and Termination

Units owned in one Series of the Trust may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Units in those Series are being offered to the public. Exchanges are made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request is effected. The exchange of Units is treated as a redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Future redemptions and exchanges will impact the amount of funds available for investment in the Trading Vehicles in subsequent periods.

Redemptions are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities Inc. Such redemption charges are included as redemptions in the statement of changes in unitholders’ capital and amounted to $2,094 during the six months ended June 30, 2006. There is no redemption charge associated with the Class II Units.

In the event that the net asset value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006, and the statements of changes in unitholders’ capital for the six months ended June 30, 2006 and the period March 10, 2005 (inception) to June 30, 2005 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Cash represents amounts deposited with clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded, and receives interest on all cash balances held by the clearing brokers at prevailing rates.

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

Initial offering costs of the Trust (exclusive of the initial selling fee), totaling $1,461,274, were advanced by the Managing Owner. Such initial offering expenses will be reimbursed by each of the Series, without interest, in 36 monthly payments during each of the first 36 months of the continuous offering period. The amount of initial offering costs that each Series will reimburse the Managing Owner is equal to each Series percentage of total Trust net asset value at the beginning of each month. In no event shall the Managing Owner be entitled to reimbursement for such expenses in an aggregate amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by the Trust during the Initial Offering Period and the first 36 months of the continuous offering period.

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

Note 4. SERVICE FEES AND SALES COMMISSIONS

The Trust pays a service fee with respect to Class I Units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Trust to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who will be entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of the month the Class I Units were sold by them.

Class II unitholders are not assessed service fees.

Series J also pays Kenmar Securities Inc. a monthly sales commission equal to 1/12th of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

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

Note 7. INVESTMENTS IN TRADING VEHICLES

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Series J’s investments in WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent 92.69%, 89.02% and 96.97% of the net asset value of each Trading Vehicle at June 30, 2006, respectively, and represent 95.17% of the net asset value of each Trading Vehicle at December 31, 2005. The investments in the Trading Vehicles are subject to the Organization Agreements of the Trading Vehicles.

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2005	Investments	Income	Redemptions	Net Asset Value June 30, 2006
WMT III Series G/J
Trading Vehicle LLC	$10,034,305	$7,145,577	$1,016,676	$(354,133)	$17,842,425
WMT III Series H/J
Trading Vehicle LLC	10,152,980	7,084,886	1,399,971	(354,134)	18,283,703
WMT III Series I/J
Trading Vehicle LLC	10,028,449	9,002,111	1,120,558	(354,152)	19,796,966

Total	$30,215,734	$23,232,574	$3,537,205	$(1,062,419)	$55,923,094

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the six months ended June 30, 2006 is as follows:

	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$1,149,677	$1,677,226	$722,501	$3,549,404
Change in unrealized trading gains (losses)	(43,911)	(80,177)	469,701	345,613
Interest income	309,936	332,709	308,270	950,915
Brokerage commissions	(63,320)	(30,735)	(54,923)	(148,978)
Advisor management fee	(193,761)	(239,837)	(156,080)	(589,678)
Advisor incentive fee	(106,937)	(225,472)	(133,563)	(465,972)
Operating expenses	(35,008)	(33,743)	(35,348)	(104,099)

Total	$1,016,676	$1,399,971	$1,120,558	$3,537,205

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

Note 9. SUBSEQUENT EVENT

Effective July 1, 2006, additions of $5,301,876 were made to Series J Class I and $492,600 to Series J Class II.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended June 30, 2006	Six months ended June 30, 2006	May 1, 2006 (commencement) to June 30, 2006
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$96.74	$97.38	$100.00

Income from operations: (3)
Net realized and change in unrealized income (1)	7.67	8.51	(0.90)
Interest income (1)	1.17	2.29	1.19
Expenses (1)	(2.62)	(5.10)	(0.05)

Total income from operations	6.22	5.70	0.24

Offering costs (1)	(0.13)	(0.25)	(0.09)

Net increase for the period	6.09	5.45	0.15

Net asset value per unit at end of period	$102.83	$102.83	$100.15

Total Return (5)
Total return before incentive fee	6.92%	6.66%	(0.73)%
Incentive fee	(0.63)%	(1.07)%	0.88%

Total return after incentive fee	6.29%	5.59%	0.15%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(3.18)%	(3.46)%	1.54%
Incentive fee (5)	(0.63)%	(1.07)%	0.88%

Net investment loss after incentive fee	(3.81)%	(4.53)%	2.42%

Interest income (4)	4.56%	4.57%	7.10%

Incentive fees (5)	0.63%	1.07%	(0.88)%
Other expenses (4)	7.74%	8.03%	5.56%

Total expenses	8.37%	9.10%	4.68%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income per unit, expenses per unit and offering costs per unit are calculated by dividing interest income, expenses and offering costs applicable to each class by the weighted average number of units of each class outstanding during the period. Net realized and change in unrealized income is a balancing amount necessary to reconcile the change in net asset value per unit of each class with the other per unit information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles.
(4)	Annualized.
(5)	Not annualized.

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

June 30, 2006

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$19,232,787	$10,427,355
Net unrealized gain on open futures contracts	90,378	61,653
Net unrealized gain (loss) on open forward currency contracts	(959)	74,001
Interest receivable	64,985	32,357

Total assets	$19,387,191	$10,595,366

LIABILITIES
Accrued expenses	$63,050	$28,800
Commissions payable	881	843
Advisor management fee payable	40,404	22,012
Advisor incentive fee payable	33,046	0

Total liabilities	137,381	51,655

MEMBERS’ CAPITAL (Net Asset Value)
Member G	1,407,385	509,406
Member J	17,842,425	10,034,305

Total members’ capital (Net Asset Value)	19,249,810	10,543,711

Total liabilities and members’ capital	$19,387,191	$10,595,366

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.05%	$8,427	0.01%	$1,605
Interest rates	0.00%	0	0.20%	21,025
Metals	0.04%	8,161	0.52%	54,528
Stock indices	0.08%	16,027	0.25%	26,579

Net unrealized gain on futures contracts purchased	0.17%	32,615	0.98%	103,737

Futures contracts sold:
Commodities	(0.04)%	(7,881)	(0.12)%	(12,463)
Interest rates	0.30%	59,050	0.00%	248
Metals	(0.01)%	(2,376)	(0.28)%	(29,869)
Stock indices	0.05%	8,970	0.00%	0

Net unrealized gain (loss) on futures contracts sold	0.30%	57,763	(0.40)%	(42,084)

Net unrealized gain on futures contracts	0.47%	$90,378	0.58%	$61,653

Forward currency contracts purchased:
Net unrealized gain (loss) on forward currency contracts purchased	0.84%	$162,108	(0.68)%	$(71,768)

Forward currency contracts sold:
Net unrealized gain (loss) on forward currency contracts sold	(0.84)%	(163,067)	1.38%	145,769

Net unrealized gain (loss) on forward currency contracts	0.00%	$(959)	0.70%	$74,001

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
REVENUES
Realized	$817,754	$1,180,187
Change in unrealized	(506,570)	(46,235)
Interest income	182,698	324,188

Total revenues	493,882	1,458,140

EXPENSES
Brokerage commissions	34,408	66,097
Advisor management fee	111,547	202,656
Advisor incentive fee	33,046	107,871
Operating expenses	17,750	36,561

Total expenses	196,751	413,185

NET INCOME	$297,131	$1,044,955

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2006

(Unaudited)

	Members’ Capital
	Member G	Member J	Total
Six months ended June 30, 2006
Balance at December 31, 2005	$509,406	$10,034,305	$10,543,711
Net income	28,277	1,016,678	1,044,955
Additions	886,275	7,145,577	8,031,852
Redemptions	(16,573)	(354,135)	(370,708)

Balance at June 30, 2006	$1,407,385	$17,842,425	$19,249,810

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series G/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts. Preferred Investment Solutions Corp. (“Preferred”) performs administrative services for the Trading Vehicle. The Trading Vehicle currently consists of two members: World Monitor Trust III – Series G (“Member G”) and World Monitor Trust III – Series J (“Member J”) (collectively, the “Members”). Preferred is the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and the statement of changes in members’ capital (net asset value) for the six months ended June 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot price. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

The Trading Vehicle allocates profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle at the beginning of each month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle has not and does not presently intend to make any distributions.

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

Note 5. DEPOSITS WITH BROKERS

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the brokers.

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

Preferred attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Advisory Agreement shall automatically terminate, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Trading Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $17,473,357 and $10,705,114. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $1,848,849 at June 30, 2006 and $(216,106) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all open futures and forward contracts mature between July 2006 and December 2007.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total return (1)

Total return before incentive fee	2.44%	8.27%
Incentive fee	(0.26)%	(0.79)%

Total return after incentive fee	2.18%	7.48%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.81%	4.00%
Incentive fee (1)	0.19%	0.71%

Total expenses and incentive fee	4.00%	4.71%

Net investment income (2)	(0.32)%	(1.17)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.

SECTION III

WMT III SERIES H/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

June 30, 2006

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$21,210,487	$11,022,502
Net unrealized (loss) on open futures contracts	(480,319)	(328,519)
Interest receivable	78,052	33,259

Total assets	$20,808,220	$10,727,242

LIABILITIES
Accrued expenses	$63,050	$28,800
Commissions payable	6,277	3,294
Advisor management fee payable	52,029	26,738
Advisor incentive fee payable	148,323	0

Total liabilities	269,679	58,832

MEMBERS’ CAPITAL (Net Asset Value)
Member H	2,254,838	515,430
Member J	18,283,703	10,152,980

Total members’ capital (Net Asset Value)	20,538,541	10,668,410

Total liabilities and members’ capital	$20,808,220	$10,727,242

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	0.02%	$4,242	(0.13)%	$(14,296)
Currencies	(0.37)%	(75,460)	(2.00)%	(213,075)
Interest rates	(0.75)%	(155,203)	0.22%	23,738
Metals	(0.52)%	(106,625)	0.13%	13,709
Stock indices	0.05%	11,049	0.10%	10,498

Net unrealized loss on futures contracts purchased	(1.57)%	(321,997)	(1.68)%	(179,426)

Futures contracts sold:
Currencies	(1.60)%	(328,237)	1.06%	112,658
Interest rates	1.47%	302,720	(2.14)%	(228,391)
Metals	0.01%	1,325	(0.03)%	(2,900)
Stock indices	(0.65)%	(134,130)	(0.29)%	(30,460)

Net unrealized loss on futures contracts sold	(0.77)%	(158,322)	(1.40)%	(149,093)

Net unrealized loss on futures contracts	(2.34)%	$(480,319)	(3.08)%	$(328,519)

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
REVENUES
Realized	$1,651,725	$1,843,014
Change in unrealized	(745,884)	(151,800)
Interest income	210,069	362,100

Total revenues	1,115,910	2,053,314

EXPENSES
Brokerage commissions	19,262	33,605
Advisor management fee	144,965	260,691
Advisor incentive fee	148,322	237,915
Operating expenses	17,751	36,561

Total expenses	330,300	568,772

NET INCOME	$785,610	$1,484,542

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2006

(Unaudited)

	Members’ Capital
	Member H	Member J	Total
Six months ended June 30, 2006

Balance at December 31, 2005	$515,430	$10,152,980	$10,668,410
Net income	84,571	1,399,971	1,484,542
Additions	1,685,002	7,084,886	8,769,888
Redemptions	(30,165)	(354,134)	(384,299)

Balance at June 30, 2006	$2,254,838	$18,283,703	$20,538,541

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred”) performs administrative services for the Trading Vehicle. The Trading Vehicle currently consists of two members: World Monitor Trust III – Series H (“Member H”) and World Monitor Trust III – Series J (“Member J”) (collectively, the “Members”). Preferred is the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and the statement of changes in members’ capital (net asset value) for the six months ended June 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of the Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

The Trading Vehicle allocates profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle at the beginning of each month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle has not and does not presently intend to make any distributions.

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

Preferred attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Advisory Agreement shall automatically terminate, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Trading Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006, and December 31, 2005, such segregated assets totaled $20,054,969 and $10,857,532. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $675,199 at June 30, 2006 and $(163,549) at December 31, 2005.

As of June 30, 2006, all open futures contracts mature between July 2006 and December 2007.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total return (1)

Total return before incentive fee	6.14%	12.26%
Incentive fee	(0.99)%	(1.74)%

Total return after incentive fee	5.15%	10.52%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.96%	4.09%
Incentive fee (1)	0.81%	1.47%

Total expenses and incentive fee	4.77%	5.56%

Net investment income (2)	(2.62)%	(2.55)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.

SECTION IV

WMT III SERIES I/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

June 30, 2006

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$20,278,755	$10,651,193
Net unrealized gain (loss) on open futures contracts	387,582	(98,436)
Interest receivable	72,661	33,290

Total assets	$20,738,998	$10,586,047

LIABILITIES
Accrued expenses	$63,050	$28,800
Commissions payable	3,196	2,098
Advisor management fee payable	120,092	17,592
Advisor incentive fee payable	137,781	0

Total liabilities	324,119	48,490

MEMBERS’ CAPITAL (Net Asset Value)
Member I	617,913	509,108
Member J	19,796,966	10,028,449

Total members’ capital (Net Asset Value)	20,414,879	10,537,557

Total liabilities and members’ capital	$20,738,998	$10,586,047

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	(0.08)%	$(16,514)	(0.41)%	$(42,900)
Currencies	0.00%	0	(0.46)%	(48,760)
Interest rates	0.00%	0	(0.28)%	(29,562)
Metals	(0.36)%	(72,688)	0.66%	69,290
Stock indices	0.00%	0	(0.44)%	(46,504)

Net unrealized (loss) on futures contracts purchased	(0.44)%	$(89,202)	(0.93)%	$(98,436)

Futures contracts sold:
Commodities	0.85%	$173,070	0.00%	$0
Interest rates	(0.06)%	(12,718)	0.00%	0
Metals	1.85%	377,856	0.00%	0
Stock indices	(0.30)%	(61,424)	0.00%	0

Net unrealized gain on futures contracts sold	2.34%	$476,784	0.00%	$0

Net unrealized gain (loss) on futures contracts	1.90%	$387,582	(0.93)%	$(98,436)

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
REVENUES
Realized	$3,010,356	$731,545
Change in unrealized	(590,668)	486,018
Interest income	179,309	318,726

Total revenues	2,598,997	1,536,289

EXPENSES
Brokerage commissions	27,331	56,810
Advisor management fee	97,089	161,327
Advisor incentive fee	137,781	137,781
Operating expenses	17,751	36,561

Total expenses	279,952	392,479

NET INCOME	$2,319,045	$1,143,810

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2006

(Unaudited)

	Members’ Capital
	Member I	Member J	Total
Six months ended June 30, 2006
Balance at December 31, 2005	$509,108	$10,028,449	$10,537,557
Net income	23,252	1,120,558	1,143,810
Additions	99,811	9,002,111	9,101,922
Redemptions	(14,258)	(354,152)	(368,410)

Balance at June 30, 2006	$617,913	$19,796,966	$20,414,879

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred”) performs administrative services for the Trading Vehicle. The Trading Vehicle currently consists of two members: World Monitor Trust III – Series I (“Member I”) and World Monitor Trust III – Series J (“Member J”) (collectively, the “Members”). Preferred is the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and the statement of changes in members’ capital (net asset value) for the six months ended June 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

The Trading Vehicle allocates profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle at the beginning of each month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle has not and does not presently intend to make any distributions.

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

Preferred attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Advisory Agreement shall automatically terminate, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Trading Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006, and December 31, 2005, such segregated assets totaled $17,143,108 and $10,679,510. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $3,523,229 at June 30, 2006 and $(126,753) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all open futures and forward contracts mature between July 2006 and September 2006.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Total return (1)

Total return before incentive fee	15.82%	5.33%
Incentive fee	(0.92)%	(0.84)%

Total return after incentive fee	14.90%	4.49%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.20%	3.35%
Incentive fee (1)	0.77%	0.91%

Total expenses and incentive fee	3.97%	4.26%

Net investment income (2)	(2.26)%	(0.97)%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

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

Effective December 1, 2005, Series J contributed its net assets equally to WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC, and WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicles”) and received a Voting Membership Interest in each of the Trading Vehicles. Each Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of WMT III Series G/J Trading Vehicle LLC are Series G and Series J. The sole members of WMT III Series H/J Trading Vehicle LLC are Series H and Series J. The sole members of WMT III Series I/J Trading Vehicle are Series I and Series J. Preferred is the Managing Owner of Series J and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures and forward contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Section II, III and IV of these financial statements and should be used in conjunction with Series J’s financial statements.

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

Liquidity and Capital Resources

Series J commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the period December 1, 2005 to June 30, 2006 resulted in additional gross proceeds to Series J of $23,510,697.

Limited Interests in Series J may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests and General Interests for the three months ended June 30, 2006 were $129,840 and $0, respectively, for the six months ended June 30, 2006 were $246,236 and $0, respectively. Redemptions of Limited Interests and General Interests from commencement of operations (December 1, 2005) through June 30, 2006 totaled $246,236 and $0, respectively. Additionally, Interests owned in any series of World Monitor Trust III (Series G, H, I or J) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust III on a monthly basis for as long as Limited Interests in those series are being offered to the public. Exchanges of Limited Interests from Series J to the other Series for the six months ended June 30, 2006 were $62,328.

At June 30, 2006, 100% of Series J’s net assets were allocated to commodities trading through its investments in the Trading Vehicles. The broker credits Series J with interest income on 100% of its average daily equity maintained in its accounts with the broker during each month.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, Series J had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series J. While Series J’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series J’s financial position.

Series J’s contractual obligations are with the Trading Advisors, Preferred, Kenmar Securities Inc. and their commodity brokers. Payments made under the Trading Vehicle’s agreements with the Trading Advisors are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisors are calculated as a fixed percentage of the Trading Vehicle’s Net Asset Value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Results of Operations

The Class I net asset value per interest as of June 30, 2006, was $102.83 an increase of 5.60% from the December 31, 2005 net asset value per interest of $97.38 and an increase of 6.30% from the March 31, 2006 net asset value per interest of $96.74. The Class II net asset value per interest as of June 30, 2006 was $100.15, an increase of 0.15% from the May 1, 2006 (date of issue) net asset value per interest of $100.00.

Series J’s trading gains before commissions and related fees for the three months and six months ended June 30, 2006 were $3,510,426 and $3,895,017, respectively. A detailed discussion of the current quarter trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which Series J traded:

Currencies: (-) Losses on short positions in the euro and the Australian dollar, and long and short positions in the Mexican peso and the Swiss franc offset gains from long British pound, Japanese yen and Canadian dollar positions, resulting in a net loss for the second quarter of 2006.

Energies: (+) Long positions in heating oil and short positions in natural gas resulted in a gain for the second quarter of 2006.

Grains: (-) The sector was down for the second quarter of 2006, with a majority of the losses from long and short positions in soybeans and wheat, and short positions in soybean meal.

Indices: (+): Gains on long Hang Seng and Taiwan Index positions, and short S&P 500 and Tokyo Index positions were the primary contributors to the profits for the quarter.

Interest Rates: (+) The interest rate sector was positive for the second quarter of 2006. Short positions in the 10-year Australian Bond, German Bund, Eurodollar, British Gilt, Short Sterling and U.S. Treasury Notes and Bonds led to the sector’s profits for the quarter.

Metals: (+) The sector generated net profits for the second quarter of 2006 with gains in long gold, aluminum, nickel, and zinc positions.

Softs: (-) The sector was negative for the second quarter of 2006 primarily due to long positions in sugar and short cocoa, live cattle and live hog positions.

Interest Income is earned on the average daily equity maintained in its accounts with its broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $578,615 and $1,014,211 for the three months and six months ended June 30, 2006, respectively.

Brokerage commissions and other transaction fees, which consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions were $76,562 and $148,978 during the three months and six months ended June 30, 2006, respectively.

All trading decisions for Series J are made by Graham Capital Management, LP, Bridgewater Associates, Inc. and Eagle Trading Systems Inc. (the “Trading Advisors”) via its investments in the Trading Vehicles. Management fees are calculated on Series J’s net asset value at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Advisor management fees were $331,424 and $589,678 for the three months and six months ended June 30, 2006, respectively.

Series J pays the Managing Owner a management fee calculated on Series J’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner were $64,618 and $115,470 for the three months and six months ended June 30, 2006, respectively.

Series J pays a service fee with respect to Class I units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Series J to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per unit as of the beginning of the month of the Class I units sold by them. All unitholders will also pay Kenmar Securities, Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month. Services fees and sales commissions were $256,202 and $129,236 for the three months ended June 30, 2006, respectively, and $459,609 and $230,940 for the six months ended June 30, 2006, respectively.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Advisory Agreements between the Trading Vehicles and the Trading Advisors. Incentive fees incurred during the three months and six months ended June 30, 2006 were $308,731 and $465,972, respectively.

Operating expenses for the three months and six months ended June 30, 2006 were $115,822 and $230,680, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs for the three months and six months ended June 30, 2006 were $64,620 and $117,008, respectively. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of Series J’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

The following table presents the trading value at risk associated with Series J’s open positions by market sector at June 30, 2006 and December 31, 2005. All open position trading risk exposures of Series J have been included in calculating the figure set forth below. At June 30, 2006 and December 31, 2005, Series J had total capitalizations of approximately $61.9 million and $37.9 million respectively.

	June 30, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$4,661,044	7.55%	$2,233,336	7.39%
Currencies	966,981	1.57%	907,077	3.00%
Commodities	801,999	1.30%	411,335	1.36%
Stock indices	536,961	0.87%	974,869	3.22%

Total	$6,966,985	11.29%	$4,526,617	14.97%

The following table presents the average trading value at risk of Series J’s open positions by market sector for Second Quarter 2006 and Year-To-Date 2006 based upon Series J’s total average capitalization of approximately $54.2 million and $48.4 million, respectively.

	Second Quarter 2006		Year-To-Date 2006
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$4,770,041	8.80%	$3,730,039	7.70%
Currencies	929,155	1.71%	939,866	1.94%
Commodities	885,317	1.63%	658,968	1.36%
Stock indices	1,323,195	2.44%	1,265,341	2.61%

Total	$7,907,708	14.58%	$6,594,214	13.61%

At June 30, 2006 Series J experienced a slight decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The value at risk in the interest rate and commodity sectors increased, while the value at risk in the currency and stock index sectors decreased. The value at risk in the interest rate sector increased, primarily due to increased exposure to the 5 and 10-year U.S. Treasury Notes, the German Bund and BOBL and the 10-year Australian Bond. The commodity sector experienced an increase in its value at risk, primarily attributable to increased exposure to natural gas, unleaded gas, copper and coffee. The decline in the value at risk in the currencies sector was primarily attributable to a reduction in exposure to the Mexican peso, the Canadian dollar, the euro and the British pound. The stock index sector’s value at risk declined due to reductions in exposure to the DAX, NASDAQ, CAC 40 and Dow Jones STOXX 50.

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

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By: /s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By: /s/ David K. Spohr	Date: August 14, 2006
David K. Spohr
Vice President and Director of Fund Administration