Form 10-Q
period 2006-09-30
World Monitor Trust III - Series J
filed 2006-11-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

WORLD MONITOR TRUST III – SERIES J

(a Delaware Business Trust)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

September 30, 2006

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash	$4,363,512	$7,687,671
Investment in WMT III Series G/J Trading Vehicle LLC (34.91% and 33.21% of net asset value, respectively)	23,075,933	10,034,305
Investment in WMT III Series H/J Trading Vehicle LLC (30.63% and 33.61% of net asset value, respectively)	20,249,249	10,152,980
Investment in WMT III Series I/J Trading Vehicle LLC (35.06% and 33.18% of net asset value, respectively)	23,175,470	10,028,449
Interest receivable	2,719	11,918
Other assets	4,000	0

Total assets	$70,870,883	$37,915,323

LIABILITIES
Accrued expenses	$145,527	$72,896
Service fees payable	0	51,707
Sales commission payable	0	25,854
Management fee payable	0	12,927
Offering costs payable	0	12,927
Subscriptions received in advance	4,104,209	7,528,060
Redemptions payable	516,169	0
Redemption charges payable to the Selling Agent	5,614	0

Total liabilities	4,771,519	7,704,371

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ – 651,028.4570 and 307,154.4306 units outstanding at September 30, 2006 and December 31, 2005	62,886,197	29,910,054
Managing Owners Interests – 6,699.8025 and 3,090.0000 units outstanding at September 30, 2006 and December 31, 2005	647,168	300,898
Class II Units:
Unitholders’ – 26,831.6519 and 0 units outstanding at September 30, 2006 and December 31, 2005	2,539,658	0
Managing Owners Interests – 278.2927 and 0 units outstanding at September 30, 2006 and December 31, 2005	26,341	0

Total unitholders’ capital	66,099,364	30,210,952

Total liabilities and unitholders’ capital	$70,870,883	$37,915,323

NET ASSET VALUE PER UNIT
Class I	$96.60	$97.38

Class II	$94.65

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	$(4,510,558)	$(961,154)
Change in unrealized	1,069,242	1,414,855
Interest income	742,055	1,692,970

Total revenues	(2,699,261)	2,146,671

EXPENSES
Brokerage commissions	94,847	243,825
Advisor management fees	394,086	983,764
Advisor incentive fees	0	465,972
Operating expenses	24,020	128,119

Total expenses	512,953	1,821,680

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES	(3,212,214)	324,991

NET LOSS FROM SERIES OPERATIONS:
REVENUES
Interest income	36,172	99,468

EXPENSES
Management fee	80,562	196,032
Service fee – Class I Units	311,357	770,966
Sales commission	161,123	392,063
Operating expenses	73,544	200,125

Total expenses	626,586	1,559,186

NET LOSS FROM SERIES OPERATIONS	(590,414)	(1,459,718)

NET LOSS	$(3,802,628)	$(1,134,727)

NET (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net (loss) per weighted average Unitholder and Managing Owner Unit:
Class I	$(6.15)	$(2.04)

Class II(1)	$(5.33)	$(9.17)

Weighted average number of Units outstanding:
Class I	600,867.5090	494,882.5548

Class II(1)	19,727.1241	13,460.3226

(1)	Class II Units were outstanding effective May 1, 2006.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2006 and for the Period March 10, 2005 (inception) to September 30, 2005

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total Amount
Nine months ended September 30, 2006

Unitholders’ capital at December 31, 2005	307,154.4306	$29,910,054	3,090.0000	$300,898	0.0000	$0	0.0000	$0	$30,210,952
Net (loss)		(1,001,117)		(10,205)		(122,135)		(1,270)	(1,134,727)
Additions	357,101.1653	35,465,541	3,609.8025	358,426	26,831.6519	2,665,050	278.2927	27,644	38,516,661
Redemptions	(12,582.8529)	(1,233,627)	0.0000	0	0.0000	0	0.0000	0	(1,233,627)
Exchanges	(644.2860)	(62,328)	0.0000	0	0.0000	0	0.0000	0	(62,328)
Offering costs		(192,326)		(1,951)		(3,257)		(33)	(197,567)

Unitholders’ capital at September 30, 2006	651,028.4570	$62,886,197	6,699.8025	$647,168	26,831.6519	$2,539,658	278.2927	$26,341	$66,099,364

Period ended September 30, 2005

Unitholders’ capital at March 10, 2005 (inception)	0.0000	$0	0.0000	$0	0.0000	$0	0.0000	$0	$0
Additions	0.0000	0	10.0000	1,000	0.0000	0	0.0000	0	1,000

Unitholders’ capital at September 30, 2005	0.0000	$0	10.0000	$1,000	0.0000	$0	0.0000	$0	$1,000

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

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to Class I Units. Class I Units were first issued on December 1, 2005, and Class II Units were first issued on May 1, 2006

Upon commencement of trading, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J), WMT III Series H/J Trading Vehicle LLC (whose sole members are Series H and Series J) and WMT III Series I/J Trading Vehicle LLC (whose sole members are Series I and Series J) (collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. At each calendar quarter end, Series J will re-allocate its existing allocation equally to the Trading Vehicles. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. is the (“Managing Owner”) of all Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be used in conjunction with Series J’s financial statements.

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

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 Series I, Class I; $6,250,000 Series I, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500. The minimum purchase for additional units is $2,000.

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

Redemptions are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. Such redemption charges are included as redemptions in the statement of changes in unitholders’ capital and amounted to $11,289 during the nine months ended September 30, 2006. There is no redemption charge associated with the Class II Units.

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

The statement of financial condition as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006, and the statements of changes in unitholders’ capital for the nine months ended September 30, 2006 and the period March 10, 2005 (inception) to September 30, 2005 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Cash represents amounts deposited with clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest earned on all cash balances held by the clearing brokers at prevailing rates.

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Series J is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series J recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Series J is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to Series J’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Series J is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Series J’s financial statements has not been determined.

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

The Managing Owner also will pay all offering expenses incurred after the Initial Offering Period (“ongoing offering costs”). Such expenses will be allocated among the Series as the Managing Owner determines to be fair and equitable and, each Series will reimburse the Managing Owner, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. At September 30, 2006, estimated ongoing offering costs of approximately $580,000 were incurred by the Managing Owner.

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

Note 3. MANAGING OWNER

The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. The Amended and Restated Declaration of Trust and Trust Agreement requires the Managing Owner and or its affiliates to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to a $25,000 minimum per Series), subject to performance risk. The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of the month.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. SERVICE FEES AND SALES COMMISSIONS

Series J pays a monthly service fee with respect to Class I Units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Series J to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who will be entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of the month is paid to the correspondent selling agent.

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

Note 6. OPERATING EXPENSES

Operating expenses of the Series J are paid for by Series J.

Note 7. INVESTMENTS IN TRADING VEHICLES

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Series J’s investments in WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent 92.86%, 91.91% and 99.28% of the net asset value of each Trading Vehicle at September 30, 2006, respectively, and represent 95.17% of the net asset value of each Trading Vehicle at December 31, 2005. The investments in the Trading Vehicles are subject to the Organization Agreements of the Trading Vehicles.

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2005	Investments	Income/ (Loss)	Redemptions	Net Asset Value September 30, 2006
WMT III Series G/J Trading Vehicle LLC	$10,034,305	$12,849,925	$783,349	$(591,646)	$23,075,933
WMT III Series H/J Trading Vehicle LLC	10,152,980	11,565,935	(878,020)	(591,646)	20,249,249
WMT III Series I/J Trading Vehicle LLC	10,028,449	13,319,024	419,662	(591,665)	23,175,470

Total	$30,215,734	$37,734,884	$324,991	$(1,774,957)	$66,500,652

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the nine months ended September 30, 2006 is as follows:

	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$435,929	$(558,724)	$(838,359)	$(961,154)
Change in unrealized trading gains (losses)	350,885	(179,330)	1,243,300	1,414,855
Interest income	565,000	567,442	560,528	1,692,970
Brokerage commissions	(89,299)	(50,955)	(103,571)	(243,825)
Advisor management fee	(329,348)	(389,495)	(264,921)	(983,764)
Advisor incentive fee	(106,937)	(225,472)	(133,563)	(465,972)
Operating expenses	(42,881)	(41,486)	(43,752)	(128,119)

Total	$783,349	$(878,020)	$419,662	$324,991

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

Note 9. SUBSEQUENT EVENT

Effective October 1, 2006, additions of $3,700,209 were made to Series J Class I and $404,000 to Series J Class II.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2006	May 1, 2006 (commencement) to September 30, 2006
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$102.83	$97.38	$100.15	$100.00

Income (loss) from operations: (3)
Net realized and change in unrealized income (loss) (1)	(5.50)	2.83	(5.37)	(5.68)
Interest income (1)	1.25	3.55	1.43	2.69
Expenses (1)	(1.85)	(6.77)	(1.42)	(2.11)

Total loss from operations	(6.10)	(0.39)	(5.36)	(5.10)

Offering costs (1)	(0.13)	(0.39)	(0.14)	(0.25)

Net decrease for the period	(6.23)	(0.78)	(5.50)	(5.35)

Net asset value per unit at end of period	$96.60	$96.60	$94.65	$94.65

Total Return (5)
Total return before incentive fee	(6.06)%	0.16%	(5.49)%	(5.79)%
Incentive fee	0.00%	(0.96)%	0.00%	0.44%

Total return after incentive fee	(6.06)%	(0.80)%	(5.49)%	(5.35)%

Supplemental Data
Ratios to average net asset value: (3)
Net investment income (loss) before incentive fee (2), (4)	(2.44)%	(3.05)%	0.04%	0.35%
Incentive fee (5)	0.00%	(0.96)%	0.00%	0.44%

Net investment income (loss) after incentive fee	(2.44)%	(4.01)%	0.04%	0.79%

Interest income (4)	5.05%	4.77%	5.96%	6.55%

Incentive fees (5)	0.00%	(0.96)%	0.00%	0.44%
Other expenses (4)	(7.49)%	(7.82)%	(5.92)%	(6.20)%

Total expenses	(7.49)%	(8.78)%	(5.92)%	(5.76)%

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

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

September 30, 2006

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$24,349,249	$10,427,355
Net unrealized gain on open futures contracts	425,335	61,653
Net unrealized gain on open forward currency contracts	87,046	74,001
Interest receivable	91,904	32,357

Total assets	$24,953,534	$10,595,366

LIABILITIES
Accrued expenses	$48,509	$28,800
Commissions payable	3,783	843
Advisor management fee payable	52,069	22,012

Total liabilities	104,361	51,655

MEMBERS’ CAPITAL (Net Asset Value)
Member G	1,773,240	509,406
Member J	23,075,933	10,034,305

Total members’ capital (Net Asset Value)	24,849,173	10,543,711

Total liabilities and members’ capital	$24,953,534	$10,595,366

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	0.00%	$0	0.01%	$1,605
Interest rates	0.19%	48,191	0.20%	21,025
Metals	0.31%	77,592	0.52%	54,528
Stock indices	1.80%	446,206	0.25%	26,579

Net unrealized gain on futures contracts purchased	2.30%	571,989	0.98%	103,737

Futures contracts sold:
Commodities	0.25%	60,828	(0.12)%	(12,463)
Interest rates	(0.29)%	(71,417)	0.00%	248
Metals	(0.55)%	(136,065)	(0.28)%	(29,869)

Net unrealized (loss) on futures contracts sold	(0.59)%	(146,654)	(0.40)%	(42,084)

Net unrealized gain on futures contracts	1.71%	$425,335	0.58%	$61,653

Forward currency contracts purchased:
Net unrealized (loss) on forward currency contracts purchased	(0.24)%	$(60,476)	(0.68)%	$(71,768)

Forward currency contracts sold:
Net unrealized gain on forward currency contracts sold	0.59%	147,522	1.38%	145,769

Net unrealized gain on forward currency contracts	0.35%	$87,046	0.70%	$74,001

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUES
Realized	$(770,680)	$409,507
Change in unrealized	422,962	376,727
Interest income	275,588	599,776

Total revenues	(72,130)	1,386,010

EXPENSES
Brokerage commissions	28,052	94,149
Advisor management fee	146,480	349,136
Advisor incentive fee	0	107,871
Operating expenses	8,507	45,068

Total expenses	183,039	596,224

NET (LOSS) INCOME	$(255,169)	$789,786

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2006

(Unaudited)

	Members’ Capital
	Member G	Member J	Total
Nine months ended September 30, 2006

Balance at December 31, 2005	$509,406	$10,034,305	$10,543,711
Net income	6,437	783,349	789,786
Additions	1,699,677	12,849,925	14,549,602
Redemptions	(442,280)	(591,646)	(1,033,926)

Balance at September 30, 2006	$1,773,240	$23,075,933	$24,849,173

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

The Trading Vehicle is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the (“Commodity Futures Trading Commission”) or the United States Securities and Exchange Commission.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contracts are traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot price. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

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

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Trading Vehicle is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Trading Vehicle is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation into U.S. dollars are reported in operations currently.

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

Note 5. DEPOSITS WITH BROKERS

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to CFTC regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the brokers.

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

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2006 and December 31, 2005, such segregated assets totaled $22,963,902 and $10,705,114, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $1,456,914 at September 30, 2006 and $(216,106) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of September 30, 2006, all open futures and forward contracts mature between October 2006 and March 2008.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and nine months ended September 30, 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total return (1)
Total return before incentive fee	(1.29)%	6.88%
Incentive fee	0.00%	(0.78)%

Total return after incentive fee	(1.29)%	6.10%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.17%	3.63%
Incentive fee (1)	0.00%	0.60%

Total expenses and incentive fee	3.17%	4.23%

Net investment income (2)	1.60%	0.03%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.

SECTION III

WMT III SERIES H/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

September 30, 2006

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$22,718,138	$11,022,502
Net unrealized (loss) on open futures contracts	(602,414)	(328,519)
Interest receivable	82,945	33,259

Total assets	$22,198,669	$10,727,242

LIABILITIES
Accrued expenses	$48,551	$28,800
Commissions payable	6,556	3,294
Advisor management fee payable	111,282	26,738

Total liabilities	166,389	58,832

MEMBERS’ CAPITAL (Net Asset Value)
Member H	1,783,031	515,430
Member J	20,249,249	10,152,980

Total members’ capital (Net Asset Value)	22,032,280	10,668,410

Total liabilities and members’ capital	$22,198,669	$10,727,242

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	(0.15)%	$(32,077)	(0.13)%	$(14,296)
Currencies	(0.81)%	(177,689)	(2.00)%	(213,075)
Interest rates	1.11%	244,006	0.22%	23,738
Metals	(0.34)%	(75,025)	0.13%	13,709
Stock indices	0.09%	18,938	0.10%	10,498

Net unrealized loss on futures contracts purchased	(0.10)%	(21,847)	(1.68)%	(179,426)

Futures contracts sold:
Currencies	0.20%	43,864	1.06%	112,658
Interest rates	(2.29)%	(505,557)	(2.14)%	(228,391)
Metals	0.04%	8,525	(0.03)%	(2,900)
Stock indices	(0.58)%	(127,399)	(0.29)%	(30,460)

Net unrealized loss on futures contracts sold	(2.63)%	(580,567)	(1.40)%	(149,093)

Net unrealized loss on futures contracts	(2.73)%	$(602,414)	(3.08)%	$(328,519)

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUES
Realized	$(2,455,549)	$(612,535)
Change in unrealized	(122,095)	(273,895)
Interest income	259,640	621,740

Total revenues	(2,318,004)	(264,690)

EXPENSES
Brokerage commissions	22,298	55,903
Advisor management fee	165,480	426,171
Advisor incentive fee	0	237,915
Operating expenses	8,517	45,078

Total expenses	196,295	765,067

NET (LOSS)	$(2,514,299)	$(1,029,757)

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2006

(Unaudited)

	Members’ Capital
	Member H	Member J	Total
Nine months ended September 30, 2006

Balance at December 31, 2005	$515,430	$10,152,980	$10,668,410
Net (loss)	(151,737)	(878,020)	(1,029,757)
Additions	1,820,953	11,565,935	13,386,888
Redemptions	(401,615)	(591,646)	(993,261)

Balance at September 30, 2006	$1,783,031	$20,249,249	$22,032,280

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

The Trading Vehicle is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the (“Commodity Futures Trading Commission”) or the United States Securities and Exchange Commission.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contracts are traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

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

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Trading Vehicle is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Trading Vehicle is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation into U.S. dollars are reported in operations currently.

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

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the broker.

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

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2006 and December 31, 2005, such segregated assets totaled $17,932,311 and $10,857,532, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled ($22,878) at September 30, 2006 and ($163,549) at December 31, 2005.

As of September 30, 2006, all open futures contracts mature between October 2006 and September 2007.

Note 8. SUBSEQUENT EVENT

Effective November 1, 2006, Futures Strategic Trust will become a new member of the Trading Vehicle.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and nine months ended September 30, 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total return (1)

Total return before incentive fee	(10.57)%	0.39%
Incentive fee	0.00%	(1.56)%

Total return after incentive fee	(10.57)%	(1.17)%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.57%	3.87%
Incentive fee (1)	0.00%	1.31%

Total expenses and incentive fee	3.57%	5.18%

Net investment income (loss) (2)	1.15%	(1.05)%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.

SECTION IV

WMT III SERIES I/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

September 30, 2006

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$22,199,660	$10,651,193
Net unrealized gain (loss) on open futures contracts	1,187,358	(98,436)
Interest receivable	85,680	33,290
Other assets	131	0

Total assets	$23,472,829	$10,586,047

LIABILITIES
Accrued expenses	$48,392	$28,800
Commissions payable	5,253	2,098
Advisor management fee payable	76,690	17,592

Total liabilities	130,335	48,490

MEMBERS’ CAPITAL (Net Asset Value)
Member I	167,024	509,108
Member J	23,175,470	10,028,449

Total members’ capital (Net Asset Value)	23,342,494	10,537,557

Total liabilities and members’ capital	$23,472,829	$10,586,047

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	0.00%	$0	(0.41)%	$(42,900)
Currencies	0.00%	0	(0.46)%	(48,760)
Interest rates	2.58%	603,201	(0.28)%	(29,562)
Metals	(0.41)%	(95,867)	0.66%	69,290
Stock indices	1.32%	306,850	(0.44)%	(46,504)

Net unrealized gain (loss) on futures contracts purchased	3.49%	$814,184	(0.93)%	$(98,436)

Futures contracts sold:
Commodities	2.35%	$547,720	0.00%	$0
Metals	(0.75)%	(174,546)	0.00%	0

Net unrealized gain on futures contracts sold	1.60%	$373,174	0.00%	$0

Net unrealized gain (loss) on futures contracts	5.09%	$1,187,358	(0.93)%	$(98,436)

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUES
Realized	$(1,613,791)	$(882,246)
Change in unrealized	799,776	1,285,794
Interest income	257,686	576,412

Total revenues	(556,329)	979,960

EXPENSES
Brokerage commissions	49,732	106,542
Advisor management fee	111,136	272,463
Advisor incentive fee	0	137,781
Operating expenses	8,527	45,088

Total expenses	169,395	561,874

NET (LOSS) INCOME	$(725,724)	$418,086

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2006

(Unaudited)

	Members’ Capital
	Member I	Member J	Total
Nine months ended September 30, 2006

Balance at December 31, 2005	$509,108	$10,028,449	$10,537,557
Net income (loss)	(1,576)	419,662	418,086
Additions	131,111	13,319,024	13,450,135
Redemptions	(471,619)	(591,665)	(1,063,284)

Balance at September 30, 2006	$167,024	$23,175,470	$23,342,494

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

The Trading Vehicle is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the (“Commodity Futures Trading Commission”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Trading Vehicle entered into an advisory agreement with Eagle Trading Systems Inc. (the “Trading Advisor”) to make the trading decisions for the Trading Vehicle. The Trading Advisor manages approximately 100% of the assets of the Trading Vehicle pursuant to its Momentum program.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and the statement of changes in members’ capital (net asset value) for the nine months ended September 30, 2006 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Trading Vehicle as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contracts are traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

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

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Trading Vehicle is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Trading Vehicle is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation into U.S. dollars are reported in operations currently.

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

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with its broker to act as broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the broker.

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

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2006 and December 31, 2005, such segregated assets totaled $20,714,971 and $10,679,510, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $(47,946) at September 30, 2006 and $(126,753) at December 31, 2005. There are no segregation requirements for assets related to forward trading.

As of September 30, 2006, all open futures and forward contracts mature between November 2006 and December 2006.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and nine months ended September 30, 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total return (1)

Total return before incentive fee	(3.50)%	1.64%
Incentive fee	0.00%	(0.81)%

Total return after incentive fee	(3.50)%	0.83%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.07%	3.23%
Incentive fee (1)	0.00%	0.79%

Total expenses and incentive fee	3.07%	4.02%

Net investment income (2)	1.60%	0.11%

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

The Trust’s Units are initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J. The Trust may issue additional Series of Units in the future. The Units of each Series are separated into two classes, or each, a Class, of Units. Each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

•	invests in a trading vehicle which, in turn, has entered into a managed account agreement with its own independent commodity trading advisor that manages such Series’ assets and makes the trading decisions in respect of the assets of such Series;

•	segregates its assets from the assets of any other Series and maintains separate, distinct records from each other Series, and accounts for its assets separately from each other Series;

•	calculates its net assets and the Net Asset Value of its Units separately from each other Series;

•	has an investment objective of increasing the value of its Units over the long term (capital appreciation), while controlling risk and volatility; and

•	offers Units in two Classes—Class I and Class II.

Class I Units and Class II Units:

•	The Trust pays a Service Fee in respect of the Class I Units, monthly, equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee is paid directly by the Trust to Kenmar Securities Inc. (the “Selling Agent”). The Selling Agent is responsible for paying all service fees owing to the Correspondent Selling Agents. The Correspondent Selling Agents are entitled to receive from the Selling Agent an initial service fee equal to 2.00% of the initial Net Asset Value per Unit of each Class I Unit sold by the correspondent selling agent, payable on the date such Class I Units are purchased and, commencing with the thirteenth month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit as of the beginning of the month. In addition to the above Service Fee, the Trust pays to the Selling Agent a Sales Commission, monthly, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month.

•	Class II Units may only be offered to investors who are represented by approved Correspondent Selling Agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”). Investors who purchase Class II Units of any Series are not charged any Service Fee. However, the Trust pays to the Selling Agent a Sales Commission, monthly, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class II Units as of the beginning of the month.

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

Effective December 1, 2005, Series J contributed its net assets equally to WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC, and WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicles”) and received a Voting Membership Interest in each of the Trading Vehicles. Each Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of WMT III Series G/J Trading Vehicle LLC are Series G and Series J. The sole members of WMT III Series H/J Trading Vehicle LLC are Series H and Series J. The sole members of WMT III Series I/J Trading Vehicle are Series I and Series J. Preferred is the Managing Owner of Series J and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures and forward contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Section II, III and IV of Series J’s financial statements and should be used in conjunction with Series J’s financial statements.

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

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

Series J commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the period December 1, 2005 to September 30, 2006 resulted in additional gross proceeds to Series J of $38,516,661.

Limited Interests in Series J may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests and General Interests for the three months ended September 30, 2006 were $987,391 and $0, respectively, for the nine months ended September 30, 2006 were $1,233,627 and $0, respectively, and from commencement of operations (December 1, 2005) through September 30, 2006 totaled $1,233,627 and $0, respectively. Additionally, Interests owned in any series of World Monitor Trust III (Series G, H, I or J) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust III on a monthly basis for as long as Limited Interests in those series are being offered to the public. Exchanges of Limited Interests from Series J to the other Series for the nine months ended September 30, 2006 were $62,328.

At September 30, 2006, 100% of Series J’s net assets were allocated to commodities trading through its investments in the Trading Vehicles. The broker credits Series J with interest income on 100% of its average daily equity maintained in its accounts with the broker during each month.

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

Since Series J’s business is to trade futures and forward contracts, primarily through its investment in the Trading Vehicles, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series J’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series J’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series J’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series J and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to the financial statements for a further discussion on the credit and market risks associated with Series J’s futures and forward contracts.

Series J does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2006, Series J had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series J. While Series J’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series J’s financial position.

Series J’s contractual obligations are with the Trading Vehicle’s Trading Advisors, Preferred, the Selling Agent, and their commodity brokers. Payments made under the Trading Vehicle’s agreements with the Trading Advisors are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisors are calculated as a fixed percentage of the Trading Vehicle’s Net Asset Value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Results of Operations

The Class I net asset value per interest as of September 30, 2006, was $96.60 a decrease of 0.80% from the December 31, 2005 net asset value per interest of $97.38 and decrease of 6.06% from the June 30, 2006 net asset value per interest of $102.83. The Class II net asset value per interest as of September 30, 2006 was $94.65, a decrease of 5.35% from the May 1, 2006 (date of issue) net asset value per interest of $100.00 and a decrease of 5.49% from the June 30, 2006 net asset value per interest of $100.15.

Series J’s trading gains (losses) before commissions and related fees for the three months and nine months ended September 30, 2006 were $(3,441,316) and $453,701, respectively. A discussion of the current quarter trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn prices fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which Series J traded:

Currencies: (-) The sector was down for the third quarter of 2006 due to long positions in the Japanese yen, short positions in the Swiss franc, and long and short positions in the Canadian dollar.

Energies: (-) The sector was down for the third quarter of 2006 with losses in long crude oil and unleaded gasoline positions.

Grains: (-) Losses on short positions in corn, and long and short positions in wheat contributed to the loss for the third quarter of 2006.

Indices: (-) Losses resulting from long and short positions in the Taiwan index, short positions in the S&P 500 and long positions in the NASDAQ resulted in a loss for the quarter.

Interest rates: (-) The sector was down for the third quarter of 2006, with the majority of the losses from short positions in the German Bund and U.S. Treasury Note, and long and short positions in the British Gilt and the German Bobl.

Metals: (-) Losses from long positions in aluminum, and long and short positions in gold resulted in a loss for the third quarter.

Softs: (-) The sector was down for the third quarter on short positions in coffee, and long and short positions in cocoa.

Interest Income is earned on the average daily equity maintained in its accounts with its broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $778,227 and $1,792,438 for the three months and nine months ended September 30, 2006, respectively.

Brokerage commissions and other transaction fees, which consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions were $94,847 and $243,825 during the three months and nine months ended September 30, 2006, respectively.

All trading decisions for Series J are made by Graham Capital Management, LP, Bridgewater Associates, Inc. and Eagle Trading Systems Inc. (the “Trading Advisors”) via its investments in the Trading Vehicles. Management fees are calculated on Series J’s net asset value at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Advisor management fees were $394,086 and $983,764 for the three months and nine months ended September 30, 2006, respectively.

Series J pays the Managing Owner a management fee calculated on Series J’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner were $80,562 and $196,032 for the three months and nine months ended September 30, 2006, respectively.

Series J pays a service fee with respect to Class I units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Series J to the Selling Agent, an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per unit as of the beginning of the month. All unitholders will also pay the Selling Agent a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month. Services fees and sales commissions were $311,357 and $161,123 for the three months ended September 30, 2006, respectively, and $770,966 and $392,063 for the nine months ended September 30, 2006, respectively.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Advisory Agreements between the Trading Vehicles and the Trading Advisors. Incentive fees incurred during the three months and nine months ended September 30, 2006 were $0 and $465,972, respectively.

Operating expenses for the three months and nine months ended September 30, 2006 were $97,564 and $328,244, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs for the three months and nine months ended September 30, 2006 were $80,559 and $197,567, respectively. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of Series J’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

The following table presents the trading value at risk associated with Series J’s open positions by market sector at September 30, 2006 and December 31, 2005. All open position trading risk exposures of Series J have been included in calculating the figure set forth below. At September 30, 2006 and December 31, 2005, Series J had total capitalizations of approximately $66.1 million and $30.2 million respectively.

	September 30, 2006		December 31, 2005
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$5,358,904	8.11%	$2,233,336	7.39%
Currencies	1,132,545	1.71%	907,077	3.00%
Commodities	942,149	1.43%	411,335	1.36%
Stock indices	2,705,460	4.09%	974,869	3.22%

Total	$10,139,058	15.34%	$4,526,617	14.97%

The following table presents the average trading value at risk of Series J’s open positions by market sector for Third Quarter 2006 and Year-To-Date 2006 based upon Series J’s total average capitalization of approximately $61.2 million and $50.4 million, respectively.

	Third Quarter 2006		Year-To-Date 2006
Market Sector	Value Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,822,806	6.26%	$3,674,045	7.30%
Currencies	1,319,496	2.16%	1,089,077	2.19%
Commodities	793,968	1.30%	698,665	1.40%
Stock indices	1,444,781	2.36%	1,409,955	2.83%

Total	$7,381,051	12.08%	$6,871,672	13.80%

At September 30, 2006, the Series J experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The value at risk in the interest rate, commodity and stock index sectors increased, while the value at risk in the currency sector decreased. The value at risk in the interest rate sector increased, primarily due to increased exposure to the 5 and 10-year U.S. Treasury Notes, the German Bund and BOBL, the 10-year Australian Bond, Short Sterling and the Japanese Government Bond. The commodity sector experienced an increase in its value at risk, primarily attributable to increased exposure to natural gas, gold, copper, soybean meal and cocoa. The stock index sector’s value at risk increased, primarily due to increased exposure to the NASDAQ, IBEX 35, CAC 40, Dow Jones STOXX 50 and FTSE. The decline in the value at risk in the currencies sector was primarily attributable to a reduction in exposure to the Mexican peso, the euro, the Canadian dollar, and the British pound.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or for which the Registrant or the Managing Owner was a party, during the period covered by this report

Item 1A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

	1.1	Form of Selling Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	4.3	Subscription Instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	4.4	Form of Privacy Notice (annexed to the Prospectus as Exhibit D and incorporated by reference to Exhibit 4.4 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, Preferred Investment Solutions Corp. (the “Managing Owner”) and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	10.3	Form of Advisory Agreement among WMT III Series H/J Trading Vehicle LLC, the Managing Owner and Bridgewater Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	10.4	Form of Advisory Agreement among WMT III Series I/J Trading Vehicle LLC, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.4 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	10.5	Form of Customer Agreement between the World Monitor Trust III and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration