Form 10-Q
period 2007-03-31
World Monitor Trust III - Series J
filed 2007-05-15
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10Q

MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK’

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

March 31, 2007

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash	$1,869,747	$3,233,624
Investment in WMT III Series G/J Trading Vehicle LLC (33.57% and 34.60% of net asset value, respectively)	22,222,528	23,263,074
Investment in WMT III Series H/J Trading Vehicle LLC (34.91% and 33.05% of net asset value, respectively)	23,108,066	22,215,588
Investment in WMT III Series I/J Trading Vehicle LLC (33.66% and 35.68% of net asset value, respectively)	22,285,407	23,990,192
Accounts receivable - net	0	15,622
Interest receivable	1,258	2,032

Total assets	$69,487,006	$72,720,132

LIABILITIES
Accrued expenses	$120,694	$122,485
Service fees payable	0	26
Sales commission payable	0	13
Management fee payable	0	7
Offering costs payable	0	7
Redemptions payable	1,612,174	2,419,722
Subscriptions received in advance	1,550,430	2,949,731
Redemption charges payable to the Selling Agent	2,236	0

Total liabilities	3,285,534	5,491,991

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ – 685,471.8457 and 644,120.0996 units outstanding at March 31, 2007 and December 31, 2006, respectively	61,701,188	63,250,863
Managing Owners Interests – 7,461.8706 and 7,198.7106 units outstanding at March 31, 2007 and December 31, 2006, respectively	671,663	706,894
Class II Units:
Unitholders’ – 42,453.1230 and 33,473.1003 units outstanding at March 31, 2007 and December 31, 2006, respectively	3,787,009	3,237,331
Managing Owners Interests – 466.4809 and 341.7559 units outstanding at March 31, 2007 and December 31, 2006, respectively	41,612	33,053

Total unitholders’ capital	66,201,472	67,228,141

Total liabilities and unitholders’ capital	$69,487,006	$72,720,132

NET ASSET VALUE PER UNIT
Class I	$90.01	$98.20

Class II	$89.20	$96.71

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	$(3,182,610)	$(1,662,904)
Change in unrealized	(2,339,381)	2,047,495
Interest income	801,932	413,280

Total revenues (loss)	(4,720,059)	797,871

EXPENSES
Brokerage commissions	90,809	72,416
Advisor management fees	429,369	258,254
Advisor incentive fees	0	157,241
Operating expenses	33,144	53,913

Total expenses	553,322	541,824

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES	(5,273,381)	256,047

NET LOSS FROM SERIES OPERATIONS:
REVENUES
Interest income	21,399	22,316

EXPENSES
Management fee	87,971	50,852
Service fee	331,853	203,407
Sales commisison	175,942	101,704
Operating expenses	82,850	60,945

Total expenses	678,616	416,908

NET LOSS FROM SERIES OPERATIONS	(657,217)	(394,592)

NET LOSS	$(5,930,598)	$(138,545)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average Unitholder and Managing Owner Unit
Class I	$(8.24)	$(0.33)

Class II	$(7.85)	$0.00

Weighted average number of Units outstanding - Class I	680,361.6890	422,464.8249

Weighted average number of Units outstanding - Class II	40,986.3308	0.0000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2007
Balance at December 31, 2006	644,120.0996	$63,250,863	7,198.7106	$706,894	33,473.1003	$3,237,331	341.7559	$33,053	685,133.6664	$67,228,141
Net loss	0.0000	(5,549,566)	0.0000	(59,326)	0.0000	(318,321)	0.0000	(3,385)	0.0000	(5,930,598)
Additions	75,957.4618	7,282,066	263.1600	25,000	11,415.7034	1,097,873	124.7250	12,000	87,761.0502	8,416,939
Redemptions	(34,605.7157)	(3,200,116)	0.0000	0	(2,435.6807)	(224,922)	0.0000	0	(37,041.3964)	(3,425,038)
Offering costs	0.0000	(82,059)	0.0000	(905)	0.0000	(4,952)	0.0000	(56)	0.0000	(87,972)

Balance at March 31, 2007	685,471.8457	$61,701,188	7,461.8706	$671,663	42,453.1230	$3,787,009	466.4809	$41,612	735,853.3202	$66,201,472

Three months ended March 31, 2006
Balance at December 31, 2005	307,154.4306	$29,910,054	3,090.0000	$300,898	0.0000	$0	0.0000	$0	310,244.4306	$30,210,952
Net loss	0.0000	(137,184)	0.0000	(1,361)	0.0000	0	0.0000	0	0.0000	(138,545)
Additions	141,298.5697	13,662,278	1,437.9832	139,024	0.0000	0	0.0000	0	142,736.5529	13,801,302
Redemptions	(1,204.0110)	(116,396)	0.0000	0	0.0000	0	0.0000	0	(1,204.0110)	(116,396)
Exchanges	(644.2860)	(62,328)	0.0000	0	0.0000	0	0.0000	0	(644.2860)	(62,328)
Offering costs	0.0000	(51,865)	0.0000	(523)	0.0000	0	0.0000	0	0.0000	(52,388)

Balance at March 31, 2006	446,604.7033	$43,204,559	4,527.9832	$438,038	0.0000	$0	0.0000	$0	451,132.6865	$43,642,597

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consists of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Amended and Restated Declaration of Trust and Trust Agreement. The Managing Owner made an initial capital contribution of $1,000 to Series J on March 10, 2005 (inception). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I, and Class II Units are identical except for the applicable service fee charged to each Class (See Note 5 for Service Fees).

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J), WMT III Series H/J Trading Vehicle LLC (whose sole members are Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members are Series I and Series J) (collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. is the Managing Owner (“Preferred” or “Managing Owner”) of all Series and Futures Strategic Trust, and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures contracts, options on futures contracts and forward currency contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be used in conjunction with Series J’s financial statements.

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

Units owned in one series of the Trust (Series G, H, I and J) may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Units in those Series are being offered to the public. Exchanges are made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request is effected. The exchange of Units is treated as redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Future redemptions and exchanges will impact the amount of funds available for investment in the Trading Vehicles in subsequent periods.

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

The statement of financial condition as of March 31, 2007, the statements of operations and changes in unitholders’ capital for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Series J has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, Series J has provided general indemnifications to the Managing Owner, and others when they act, in good faith, in the best interests of Series J. Series J is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series J recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series J has evaluated the impact of adopting FIN 48 on Series J’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on Series J, as Series J’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Cash represents amounts deposited with clearing brokers and banks. Series J receives interest on all cash balances held by the clearing brokers or banks at prevailing rates.

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

The investments in the Trading Vehicles are reported in Series J’s statements of financial condition at fair value. Fair value ordinarily is the value determined for the Trading Vehicle in accordance with the Trading Vehicle’s valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicle. Generally, the fair value of Series J’s investment in a Trading Vehicle represents the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable. Series J records its proportionate share of each item of income and expense from the investment in the Trading Vehicles in the statements of operations. The accounting policies, including valuation policies, of the Trading Vehicle are contained in the notes to each Trading Vehicle’s financial statements included in Sections II, III and IV of these financial statements.

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

Initial offering costs (exclusive of the initial selling fee), totaling $1,450,801 were advanced by the Managing Owner. Of the $1,450,801 advanced by the Managing Owner, Series J’s maximum re-imbursement is $1,380,739 of which $386,043 was paid by Series J to the Managing Owner at March 31, 2007, leaving $994,695 payable by Series J to the Managing Owner subject to a maximum re-imbursement of .50% per annum and other restrictions as disclosed in the Trust Agreement.

Addition ongoing offering costs totaling $879,437 have been advanced by the Managing Owner through March 31, 2007. Of the $879,437 advanced by the Managing Owner, Series J’s maximum re-imbursement is $828,681 of which $0 has been paid by Series J to the Managing Owner as of March 31, 2007, leaving $828,681 payable by Series J to the Managing Owner subject to a maximum re-imbursement of ..50% per annum and other restrictions as disclosed in the Trust Agreement. Such initial offering expenses will be reimbursed by each Series, without interest, in 36 monthly payments during each of the first 36 months of the continuous offering period. The amount of initial offering costs that each Series will reimburse the Managing Owner is equal to each Series percentage of total Trust net asset value at the beginning of each month. In no event shall the Managing Owner be entitled to reimbursement for such expenses in an aggregate amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by the Trust during the Initial Offering Period and the first 36 months of the continuous offering period.

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

In no event shall the amount of any payment in any month for reimbursement of initial and ongoing offering costs exceed 0.50% per annum of the Net Asset Value of the Trust as of the beginning of such month. The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital. During the three months ended March 31, 2007 and 2006, Series J’s calculated offering costs reimbursement exceeded 0.50% per annum of the Net Asset Value of Series J. Series J was only liable for the amount up to the 0.50% per annum limitation.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	First Quarter 2007	First Quarter 2006
Management	$87,971	$0
General and administrative	39,399	0

	$127,370	$0

Expenses payable to the Managing Owner and its affiliates as of March 31, 2007 and December 31, 2006 were $39,399 and $20,686, respectively.

Note 4. MANAGING OWNER

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

(Unaudited)

Note 5. SERVICE FEES AND SALES COMMISSIONS

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

Series J will also pay Kenmar Securities, Inc. a monthly sales commission equal to 1/12th of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

Note 6. TRUSTEE

The trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The trustee has delegated to the Managing Owner the power and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 7. OPERATING EXPENSES

Operating expenses of the Trust are paid for by the Trust.

Note 8. INVESTMENTS IN TRADING VEHICLES

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Series J’s investments in WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent approximately 91.68%, 78.20% and 98.62% of the net asset value of each Trading Vehicle at March 31, 2007, respectively. Series J’s investments in WMT III Series G/J Trading Vehicle LLC, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent approximately 91.80%, 76.38% and 98.92% of the net asset value of each Trading Vehicle at December 31, 2006, respectively. The investments in the Trading Vehicles are subject to the Organization Agreements of the Trading Vehicles.

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2006	Investments	Loss	Redemptions	Net Asset Value March 31, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$2,806,042	$(2,180,722)	$(1,665,866)	$22,222,528
WMT III Series H/J Trading Vehicle LLC	22,215,588	2,805,646	(247,698)	(1,665,470)	23,108,066
WMT III Series I/J Trading Vehicle LLC	23,990,192	2,805,646	(2,844,961)	(1,665,470)	22,285,407

Total	$69,468,854	$8,417,334	$(5,273,381)	$(4,996,806)	$67,616,001

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$(1,593,752)	$108,197	$(1,697,055)	$(3,182,610)
Change in unrealized trading (losses)	(681,888)	(413,666)	(1,243,827)	(2,339,381)
Brokerage commissions	(19,742)	(22,268)	(48,799)	(90,809)
Interest income	268,271	260,079	273,582	801,932
Advisor management fee	(142,176)	(170,475)	(116,718)	(429,369)
Operating expenses	(11,435)	(9,565)	(12,144)	(33,144)

Total	$(2,180,722)	$(247,698)	$(2,844,961)	$(5,273,381)

	March 31, 2006
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$349,472	$182,653	$(2,195,029)	$(1,662,904)
Change in unrealized trading gains	444,529	562,972	1,039,994	2,047,495
Brokerage commissions	(30,571)	(13,428)	(28,417)	(72,416)
Interest income	136,431	142,412	134,437	413,280
Advisor management fee	(87,846)	(108,464)	(61,944)	(258,254)
Advisor incentive fee	(72,317)	(84,924)	0	(157,241)
Operating expenses	(18,134)	(17,642)	(18,137)	(53,913)

Total	$721,564	$663,579	$(1,129,096)	$256,047

Series J may make additional contributions to, or redemptions from, the Trading Vehicles on a monthly basis.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. MARKET AND CREDIT RISK

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006 for Class I and for the three months ended March 31, 2007 for Class II. This information has been derived from information presented in the financial statements.

	Class I		Class II
Per Unit Performance	First Quarter		First Quarter
(for a unit outstanding throughout the entire period)	2007	2006	2007
Net asset value per unit at beginning of period	$98.20	$97.38	$96.71

Loss from operations: (3)
Net realized and change in unrealized gain (loss) (1)	(7.47)	0.72	(7.30)
Interest income (1)	1.14	1.03	1.16
Expenses (1)	(1.74)	(2.27)	(1.25)

Total loss from operations	(8.07)	(0.52)	(7.39)

Offering costs (1)	(0.12)	(0.12)	(0.12)

Net (decrease) for the period	(8.19)	(0.64)	(7.51)

Net asset value per unit at end of period	$90.01	$96.74	$89.20

Total Return (5)
Total return before incentive fee	(8.34)%	(0.27)%	(7.77)%
Incentive fee	0.00%	(0.39)%	0.00%

Total return after incentive fee	(8.34)%	(0.66)%	(7.77)%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(2.52)%	(3.59)%	(0.40)%
Incentive fee (5)	0.00%	(0.39)%	0.00%

Net investment loss after incentive fee	(2.52)%	(3.98)%	(0.40)%

Interest income (4)	4.84%	4.28%	4.98%

Incentive fees (5)	0.00%	0.39%	0.00%
Other expenses (4)	7.36%	7.88%	5.38%

Total expenses	7.36%	8.27%	5.38%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Interest income per unit, expenses per unit and offering costs per unit are calculated by dividing interest income, expenses and offering costs by the weighted average number of units outstanding during the period. Net realized and change in unrealized gain (loss) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles.
(4)	Annualized.
(5)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11. SUBSEQUENT EVENT

Effective April 30, 2007, the Managing Owner is closing World Monitor Trust III, Series H and Series I. Therefore, Series J unitholders will no longer be able to effect exchanges from Series J into either Series H or Series I. Also effective April 30, 2007, the Managing Owner is closing World Monitor Trust III Series H/J and Series I/J Trading Vehicles from which Series J is withdrawing as a member. Concurrently, Series J has opened two new managed accounts to be traded by Eagle Trading Systems Inc, and Ortus Capital Management Limited.

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

March 31, 2007

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$24,133,249	$24,478,301
Net unrealized gain (loss) on open futures contracts	(1,403)	525,372
Net unrealized gain on open forward currency contracts	101,196	325,380
Interest receivable	98,034	99,446

Total assets	$24,331,076	$25,428,499

LIABILITIES
Accrued expenses	$38,973	$32,134
Commissions payable	811	3,576
Advisor fee payable	51,309	53,106

Total liabilities	91,093	88,816

MEMBERS’ CAPITAL (Net Asset Value)
Member G - Class I	960,283	908,532
Member G - Class II	1,057,172	1,168,077
Member J - Class I	20,929,368	22,158,018
Member J - Class II	1,293,160	1,105,056

Total members’ capital (Net Asset Value)	24,239,983	25,339,683

Total liabilities and members’ capital	$24,331,076	$25,428,499

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007		December 31, 2006
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value
Futures and Forward Contracts
Long futures contracts
Commodities	$(1,100)	(0.00)%	$11,825	0.05%
Energy	(1,481)	(0.01)%	0	0.00%
Interest rates	(8,377)	(0.03)%	(64,318)	(0.25)%
Metals	(11,079)	(0.05)%	(16,513)	(0.07)%
Stock indices	4,669	0.02%	198,600	0.78%
Other	23,787	0.10%	8,813	0.03%

Total long futures contracts	6,419	0.03%	138,407	0.54%

Short futures contracts
Commodities	12,113	0.05%	3,290	0.01%
Energy	(27,000)	(0.11)%	78,298	0.31%
Interest rates	45,326	0.19%	347,838	1.38%
Metals	(50,864)	(0.21)%	12,850	0.05%
Stock indices	2,180	0.01%	(42,545)	(0.17)%
Other	10,423	0.04%	(12,766)	(0.05)%

Total short futures contracts	(7,822)	(0.03)%	386,965	1.53%

Total futures contracts	$(1,403)	0.00%	$525,372	2.07%

Long forward currency contracts	$428,269	1.77%	$333,447	1.32%

Short forward currency contracts	(327,073)	(1.35)%	(8,067)	(0.03)%

Total forward currency contracts	$101,196	0.42%	$325,380	1.29%

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Realized	$(1,734,652)	$362,433
Change in unrealized	(750,959)	460,335
Interest income	293,112	141,490

Total revenues (loss)	(2,192,499)	964,258

EXPENSES
Brokerage commissions	21,571	31,689
Advisor incentive fees	0	74,826
Advisor management fees	155,334	91,109
Operating expenses	12,493	18,810

Total expenses	189,398	216,434

NET INCOME (LOSS)	$(2,381,897)	$747,824

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member G – Class I	Member G – Class II	Member J – Class I	Member J – Class II	Total
Three months ended March 31, 2007
Balance at December 31, 2006	$908,532	$1,168,077	$22,158,018	$1,105,056	$25,339,683
Net loss	(95,944)	(105,231)	(2,053,868)	(126,854)	(2,381,897)
Additions	160,000	0	2,436,084	369,958	2,966,042
Redemptions	(12,305)	(5,674)	(1,610,866)	(55,000)	(1,683,845)

Balance at March 31, 2007	$960,283	$1,057,172	$20,929,368	$1,293,160	$24,239,983

Three months ended March 31, 2006
Balance at December 31, 2005	$509,406	$0	$10,034,305	$0	$10,543,711
Net income	26,260	0	721,564	0	747,824
Additions	0	0	4,632,493	0	4,632,493
Redemptions	(8,093)	0	(182,412)	0	(190,505)

Balance at March 31, 2006	$527,573	$0	$15,205,950	$0	$15,733,523

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series G/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts. Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Trading Vehicle. The Trading Vehicle currently consists of four members: World Monitor Trust III – Series G, Class I (“Member G-Class I”), World Monitor Trust III – Series G, Class II (“Member G-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”) and World Monitor Trust III – Series J, Class II (“Member J-Class II”) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series G/J Trading Vehicle LLC as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred as Managing Owner of the Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

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

The Trading Vehicle accounts for additions, allocations of net gain (loss) and redemptions on a per member capital account basis.

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

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

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. For the three months ended March 31, 2007 and 2006, the Trading Advisor earned incentive fees of $0 and $74,826, respectively.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note 5. DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the broker at competitive rates.

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

When entering into futures and forward contracts, the Trading Vehicle is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is a concentration risk on forward transactions entered into by the Trading Vehicle as UBS AG is the sole counterparty. The Trading Vehicle has entered into a master netting agreement dated November 29, 2005 with UBS AG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition.

The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts may result in greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trading Vehicle.

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2007 and December 31, 2006, such segregated assets totaled $22,494,384 and $22,129,652, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $1,904,342 and $2,497,027 at March 31, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2007, all open futures and forward contracts mature between May 2007 and September 2008.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	First Quarter
	2007	2006
Total return (1)
Total return before incentive fee	(9.49)%	5.70%
Incentive fee	0.00%	(0.50)%

Total return after incentive fee	(9.49)%	5.20%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.02%	3.97%
Incentive fee (1)	0.00%	0.52%

Total expenses and incentive fee	3.02%	4.49%

Net investment income (2), (3)	1.65%	0.00%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).

SECTION III

WMT III SERIES H/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

March 31, 2007

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$29,613,951	$28,463,857
Net unrealized gain on open futures contracts	89,028	622,289
Interest receivable	114,730	114,572

Total assets	$29,817,709	$29,200,718

LIABILITIES
Accrued expenses	$38,767	$32,141
Commissions payable	8,557	8,336
Advisor fee payable	219,540	73,255

Total liabilities	266,864	113,732

MEMBERS’ CAPITAL (Net Asset Value)
Member H - Class I	1,019,079	1,140,902
Member H - Class II	437,047	444,359
Member J - Class I	21,745,456	21,153,067
Member J - Class II	1,362,610	1,062,521
Member - Futures Strategic Trust	4,986,653	5,286,137

Total members’ capital (Net Asset Value)	29,550,845	29,086,986

Total liabilities and members’ capital	$29,817,709	$29,200,718

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Long futures contracts
Commodities	(0.01)%	$(3,313)	0.02%	$4,903
Currencies	0.85%	252,016	(1.57)%	(455,693)
Energy	0.00%	340	(0.06)%	(18,370)
Interest rates	(0.17)%	(51,760)	(0.70)%	(202,599)
Metals	0.19%	54,550	(0.26)%	(76,930)
Stock indices	0.01%	3,876	0.07%	20,644
Other	(0.01)%	(2,072)	0.00%	0

Total long futures contracts	0.86%	253,637	(2.50)%	(728,045)

Short futures contracts
Currencies	(0.38)%	(111,656)	(0.01)%	(2,139)
Interest rates	1.13%	334,745	5.02%	1,461,530
Metals	(0.13)%	(38,550)	0.15%	42,750
Stock indices	(1.18)%	(349,148)	(0.52)%	(151,807)

Total short futures contracts	(0.56)%	(164,609)	4.64%	1,350,334

Total futures contracts	0.30%	$89,028	2.14%	$622,289

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
REVENUES
Realized	$133,716	$191,289
Change in unrealized	(533,261)	594,084
Interest income	334,976	152,031

Total revenues (loss)	(64,569)	937,404

EXPENSES
Brokerage commissions	28,616	14,343
Advisor management fees	219,540	115,726
Advisor incentive fees	0	89,593
Operating expenses	12,318	18,810

Total expenses	260,474	238,472

NET INCOME (LOSS)	$(325,043)	$698,932

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member H - Class I	Member H - Class II	Member J - Class I	Member J - Class II	Futures Strategic Trust	Total
Three months ended March 31, 2007
Balance at December 31, 2006	$1,140,902	$444,359	$21,153,067	$1,062,521	$5,286,137	$29,086,986
Net loss	(12,161)	(5,119)	(232,829)	(14,869)	(60,065)	(325,043)
Additions	0	0	2,435,689	369,957	0	2,805,646
Redemptions	(109,662)	(2,193)	(1,610,471)	(54,999)	(239,419)	(2,016,744)

Balance at March 31, 2007	$1,019,079	$437,047	$21,745,456	$1,362,610	$4,986,653	$29,550,845

Three months ended March 31, 2006
Balance at December 31, 2005	$515,430	$0	$10,152,980	$0	$0	$10,668,410
Net income	35,353	0	663,579	0	0	698,932
Additions	678,607	0	4,616,981	0	0	5,295,588
Redemptions	(12,956)	0	(182,412)	0	0	(195,368)

Balance at March 31, 2006	$1,216,434	$0	$15,251,128	$0	$0	$16,467,562

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005, which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Trading Vehicle. The Trading Vehicle currently consists of five members: World Monitor Trust III – Series H, Class I (“Member H-Class I”), World Monitor Trust III – Series H, Class II (“Member H-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”), World Monitor Trust III – Series J, Class II (“Member J-Class II”) and Futures Strategic Trust (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series H/J Trading Vehicle LLC as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred as Managing Owner of the Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

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

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. For the three months ended March 31, 2007 and 2006, the Trading Advisor earned incentive fees of $0 and $89,593, respectively.

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

When entering into futures contracts, the Trading Vehicle is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts may result in greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trading Vehicle.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2007 and December 31, 2006, such segregated assets totaled $23,954,589 and $23,649,869, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $561,680 and $136,650 at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, all open futures contracts mature between April 2007 and March 2008.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	First Quarter
	2007	2006
Total return (1)
Total return before incentive fee	(1.11)%	5.77%
Incentive fee	(0.00)%	(0.66)%

Total return after incentive fee	(1.11)%	5.11%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.56%	3.95%
Incentive fee (1)	0.00%	0.59%

Total expenses and incentive fee	3.56%	4.54%

Net investment income (2), (3)	1.02%	0.08%

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

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. SUBSEQUENT EVENT

The Managing Owner will be terminating the Trading Vehicle effective April 30, 2007.

SECTION IV

WMT III SERIES I/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

March 31, 2007

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$22,257,862	$22,775,701
Net unrealized gain on open futures contracts	331,510	1,593,108
Interest receivable	89,317	88,932

Total assets	$22,678,689	$24,457,741

LIABILITIES
Accrued expenses	$39,708	$31,981
Commissions payable	3,783	4,045
Incentive fee payable	0	129,513
Advisor management fee payable	38,280	40,845

Total liabilities	81,771	206,384

MEMBERS’ CAPITAL (Net Asset Value)
Member I - Class I	311,511	261,165
Member J - Class I	21,036,753	22,894,320
Member J - Class II	1,248,654	1,095,872

Total members’ capital (Net Asset Value)	22,596,918	24,251,357

Total liabilities and members’ capital	$22,678,689	$24,457,741

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Long futures contracts
Currency	0.00%	$0	(1.49)%	$(361,213)
Energy	0.51%	115,605	0.00%	0
Interest rates	(0.53)%	(120,121)	0.00%	0
Metals	1.08%	244,270	0.40%	97,782
Stock indices	0.00%	0	2.41%	582,995

Total long futures contracts	1.06%	239,754	1.32%	319,564

Short futures contracts
Currencies	0.00%	0	1.38%	335,930
Energy	0.00%	0	1.28%	310,563
Interest rates	0.42%	93,456	3.82%	926,304
Metals	(0.01)%	(1,700)	(1.23)%	(299,253)

Total short futures contracts	0.41%	91,756	5.25%	1,273,544

Total futures contracts	1.47%	$331,510	6.57%	$1,593,108

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Realized	$(1,720,725)	$(2,278,811)
Change in unrealized	(1,261,598)	1,076,686
Interest income	277,498	139,417

Total loss	(2,704,825)	(1,062,708)

EXPENSES
Brokerage commissions	49,493	29,479
Advisor management fees	118,387	64,238
Operating expenses	12,318	18,810

Total expenses	180,198	112,527

NET LOSS	$(2,885,023)	$(1,175,235)

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member I - Class I	Member J - Class I	Member J - Class II	Total
Three months ended March 31, 2007
Balance at December 31, 2006	$261,165	$22,894,320	$1,095,872	$24,251,357
Net loss	(40,062)	(2,682,784)	(162,177)	(2,885,023)
Additions	100,000	2,435,688	369,958	2,905,646
Redemptions	(9,592)	(1,610,471)	(54,999)	(1,675,062)

Balance at March 31, 2007	$311,511	$21,036,753	$1,248,654	$22,596,918

Three months ended March 31, 2006
Balance at December 31, 2005	$509,108	$10,028,449	$0	$10,537,557
Net loss	(46,139)	(1,129,096)	0	(1,175,235)
Additions	0	4,551,829	0	4,551,829
Redemptions	(8,241)	(182,430)	0	(190,671)

Balance at March 31, 2006	$454,728	$13,268,752	$0	$13,723,480

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005, which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred” or “Managing Owner”) is the Managing Owner of the Trading Vehicle. The Trading Vehicle currently consists of three members: World Monitor Trust III – Series I, Class I (“Member I”), World Monitor Trust III – Series J, Class I (“Member J-Class I”) and World Monitor Trust III – Series J, Class II (“Member J-Class II) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series I/J Trading Vehicle LLC as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred as Managing Owner of the Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

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

The Trading Vehicle accounts for additions, allocations of net gain (loss) and redemptions on a per member capital account basis.

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

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

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

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. There were no Trading Advisor incentive fees earned for the three months ended March 31, 2007 and 2006.

Note 4. OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note 5. DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the broker at competitive rates.

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

When entering into futures contracts, the Trading Vehicle is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts may result in greater loss than non-performance on all of the Trading Vehicle’s contracts.

There can be no assurance that any counterparty, clearing member or clearinghouse will meet it’s obligations the Trading Vehicle.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2007 and December 31, 2006, such segregated assets totaled $17,945,607 and $19,166,403, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $318,448 and $1,732,473 at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, all open futures and forward contracts mature between May 2007 and June 2007.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	First Quarter
	2007	2006
Total return (1)
Total return before incentive fee	(12.05)%	(9.06)%
Incentive fee	0.00%	0.00%

Total return after incentive fee	(12.05)%	(9.06)%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.01%	3.41%
Incentive fee (1)	0.00%	0.00%

Total expenses and incentive fee	3.01%	3.41%

Net investment income (2), (3)	1.63%	0.81%

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

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. SUBSEQUENT EVENT

The Managing Owner will be terminating the Trading Vehicle effective April 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending March 31, 2007 (“First Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J (“Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”).

Series G, H, I and J commenced trading operations on December 1, 2005.

Units are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective March 31, 2007 and resolved to dissolve Series H and Series I effective close of business on April 30, 2007.

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G are the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust are the sole members of H/J Trading Vehicle. Registrant and Series I are the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles.

The financial statements of the Trading Vehicles, including the condensed schedule of investments, are included in Section II, III and IV of the financial statements and should be used in conjunction with Registrant’s financial statements.

Effective May 1, 2007, the assets that Registrant allocated to the I/J Trading Vehicle will be allocated to a managed account in the name of Registrant to be managed by Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program.

Also effective May 1, 2007, Registrant will re-allocate one-third of its net assets from the H/J Trading Vehicle (currently managed by Bridgewater Associates, Inc. (“Bridgewater”) pursuant to its Aggressive Pure Alpha Futures Only – A, No Benchmark Program) to a managed account in the name of Registrant to be managed by Ortus Capital Management Limited (“Ortus”) pursuant to it Major Currency Program.

Managing Owner and its Affiliates

The Managing Owner and or its affiliates have agreed to purchase and maintain an interest in Registrant in an amount not less than 1% of the Net Asset Value of such Series or $25,000, whichever is greater.

The Offering

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (“Subscription Maximum”). The offering of Units of Series H, Class I (up to $37,500,000), Series H, Class II ($12,500,000), Series I, Class I ($18,750,000) and Series I, Class II ($6,250,000) were terminated effective March 31, 2007.

Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Registrant, $2,000 for certain “benefit plan investors” (including IRAs)), although the minimum purchase for any single Series is $500. Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series to commence trading operations. Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Until the subscription maximum for Series G and Series J is reached or the offering of a Series’ Units is terminated, each such Series’ Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

The Trading Advisors

Each Trading Vehicle has its own independent commodity trading advisor that makes such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater and Eagle, respectively (the “Trading Advisors”), to make the trading decisions for each Trading Vehicle. Graham trades 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified at 150% Leverage program, which is a technical, systematic, global macro program. Bridgewater trades 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which is a fundamental, systematic, global macro program. Eagle trades 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreements may be terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles have allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisors.

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

Pursuant to the changes discussed above, effective May 1, 2007, Eagle and Ortus will serve as Trading Advisors for the managed accounts in the name of Registrant. Registrant will pay Ortus a management fee of two percent (2%) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. Registrant will pay Eagle a management fee of two percent (2%) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Profits achieved by Eagle with respect to the assets allocated to it.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

Registrant is an open-end fund, which solicits the sale of additional Limited Interests on a monthly basis until the maximum amount of Limited Interests being offered by Registrant have been sold. As such, Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 to Registrant’s financial statements included in its annual report for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner has evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 has no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the year ended December 31, 2006, December 1, 2005 (commencement of operations) to December 31, 2005 and for the period from December 1, 2005 (commencement of operations) to March 31, 2007 resulted in additional gross proceeds to Registrant of $46,887,024, $31,024,443 and $86,328,406, respectively.

Limited Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. For First Quarter 2007, redemptions of Limited Interests and General Interests were $3,425,038 and $0, respectively. For First Quarter 2006, redemptions of Limited Interests and General Interests were $116,396 and $0, respectively.

Interests owned in any Series of the Trust may be exchanged, without any charge, for Interests of one or more other Series of the Trust on a monthly basis for as long as Limited Interests in those Series are being offered to the public. Because Units in Series H and Series I are no longer being offered to the public, Limited Interests in Registrant may not be exchanged for Limited Interests in Series H or Series I, nor may Limited Interests in Series H or Series I be exchanged for Limited Interests in Registrant. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investments in the Trading Vehicles. A significant portion of Registrant’s net assets invested in the Trading Vehicles was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicles (and, in turn, Registrant, as a member of the Trading Vehicles) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trading Vehicles (and, in turn, Registrant) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicles), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicles and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2007 and First Quarter 2006:

First Quarter 2007

The US Federal Reserve (the “Fed”) remained on hold throughout First Quarter 2007 after having moved away from the tightening bias cycle in the fourth quarter of 2006. As the second quarter of 2007 began, the Federal Open Market Committee minutes indicate a growing concern with the potential for an economic slowdown, but at the same time, inflation remains the Fed’s primary focus. Treasury yields were in an almost constant downtrend in the fourth quarter of 2006 and hit an eleven month low last November, but the pattern in First Quarter 2007 was more two sided. Some steepening of the yield curve was noted during First Quarter 2007.

Housing persists as a major focus and potentially the largest threat to the US economy. The February housing report did exhibit something of a bounce in housing as starts rose 9% in February 2007 after falling 14% in January 2007. The more forward-looking housing permits declined for the twelfth time in thirteen months. Housing starts are down more than 26% and housing permits more than 28% from 2006, to put the situation in perspective. In addition, inventories are burdensome and the median home sale price fell over 1% year-on-year. Ongoing concerns in the sub-prime mortgage sector had an impact on the housing sector, but its potential spread into the prime mortgage sector seems to have been contained for the moment.

On the inflation front, the Core Personal Consumption Price Index, one of the Fed’s closely watched measures, rose 0.3% in February 2007, the most since August 2006 and most importantly year-on-year it rose above the Fed’s target. The Consumer Price Index (“CPI”) was up 0.4% and the Core CPI rose 0.2% as food and energy prices climbed. During First Quarter 2007, food is up dramatically within the CPI. Meanwhile, the Producer Price Index (“PPI”) has also risen, unexpectedly jumping 1.8% in February 2007, with the Core rising 0.4% during that same period.

Fourth quarter 2006 Gross Domestic Product (“GDP”) was revised upwards slightly but economists forecast the first quarter 2007 figures to remain steady. Healthy unemployment data from the fourth quarter of 2006 extended into First Quarter 2007, including an increase in non-farm payrolls and a decline to 4.4% in the unemployment rate. Consumer Confidence numbers were off a bit in the quarter, but remained relatively strong. Retail sales were relatively weak for the quarter, but still above year ago levels. Manufacturing indices were mixed but construction spending held well. As the second quarter begins, the US economy seems to be lagging as indicated in the International Monetary Fund projections while Asia and Europe appear considerably more buoyant.

The Eurozone’s economy seems to have solid momentum, as does the UK, after a strong First Quarter 2007 performance. Not surprisingly, the euro rose to a two-year high. Global imbalances were a focus in the quarter, evidenced particularly by the yen carry trade. The European Central Bank (“ECB”) held rates steady at the April meeting after hiking them 25 basis points in March, and ECB President Trichet sounded hawkish in his latest commentary. The Bank of England increased rates 25 basis points in January to 5.25%. The Swiss National Bank also increased rates 25 basis points to 2.25%. Of note, European and Asian equity markets surged late in the first quarter and featured strong earnings and robust merger and acquisition (“M&A”) activity.

The Bank of Japan continues to pursue a conservative policy as it remained on hold in April after a 0.25% increase in February. The Japanese economy displayed a mixed pattern of economic data that shows the economy generally improving, albeit modestly, with little inflation threat. China continued its expansion, growing over 10% in the quarter despite forecasts from many of a significant slowdown. The People’s Bank of China has been in a tightening mode, but this has not slowed the growth pace. The Bank of Canada was on hold during the quarter. However, there is speculation that the Reserve Bank of Australia could raise rates in May.

Currencies: The US Dollar ended a negative month and quarter on a weak note after the US imposed trade sanctions on paper imports against China, the first time in 23 years that US duty law has been applied to imports from that country. Some describe the move as a potential watershed event in US/People’s Republic of China relations; currency traders viewed the action as important. Throughout February and March, the yen was the currency in focus, with the carry trade drawing the most attention. While the attention was warranted at the time, the “crisis” quieted by the end of March.

The euro closed the quarter with a slight gain from year-end. Mostly strong European Union (“EU”) economic data were noted, including solid numbers for the German economy, considered the region’s “engine of growth.” The German VAT increase has not caused the dire consequences some projected. German unemployment fell to a six-year low, while data from France and Italy has been mostly buoyant. The British pound closed out the quarter modestly higher over the 2006 finish. The Chinese yuan gained against the dollar in the first quarter.

The latest US Trade Report showed the nation’s deficit narrowing in January, the fourth narrowing in five months. Exports hit record levels and imports declined slightly. Capital goods exports achieved record levels but the petroleum deficit widened. The deficit with China widened, while the deficit with the EU was the lowest since January 2004.

Energies: Crude oil futures were mixed during the quarter, but finished up slightly overall. March featured an increased terror premium, mostly related to the Iran/UK naval hostage situation. OPEC production was supportive and the latest Department of Energy (“DOE”) data show crude inventories slightly lower than last year. A series of refinery outages, some expected maintenance and some unanticipated repairs added to the bullish scenario for crude prices. Buoyant product demand and reduced imports also lent support. Gasoline futures finished the quarter up strongly. Despite a recent surge in pump prices, demand remains slightly higher than last year. Lower overall European gasoline production and the various US refinery outages point to continuing tight supplies, supported by strong crude prices.

Heating oil prices ended the quarter more than 11% higher than they were at the start of 2007. The DOE reports that inventories are below last season’s, while demand remains near 2006 levels. The winter temperature overall was slightly above normal but the February cold snap increased demand considerably.

Natural gas prices were quite volatile during the first quarter of the year and ended up over 17% higher than at the start of the year. The weather will play a key role in the coming weeks; El Niño years have historically led to warmer than normal summers, a potentially bullish influence to accompany forecasters’ predictions of an active hurricane season.

Grains: The corn market saw a 23% increase in prices overall for the quarter. However, after a robust start spurred on by bullish USDA Supply/Demand reports in January and February, March brought no new data and the market began to fade. On March 30th, the release of the annual Planting Intentions Report drove prices sharply lower with its estimates of a 15% increase in estimated corn acreage. The soybean market went into a sideways stall during March, in deference to the price-appreciating pattern seen during the first two months of the quarter. The increase in corn acreage came at the expense of many other crops, not the least of which was soybeans, projected by the report to be down 11% in acreage. In addition, the auspices of a threatening hurricane season, combined with this summer’s expected El Niño conditions, has some market participants questioning supply predictions. Wheat prices broke down through the quarter’s supporting price floor during March. Given the ongoing drought conditions in Australia, one of the world’s largest wheat growing and exporting nations, and the expected higher corn prices that will necessitate longer cattle grazing, farmers are reported to be intending to increase plantings by 10%. Cotton prices languished in a range for the entire quarter. Not even a surprising 20% plantings report reduction in cotton acreage could spur the market, given the current supply overhang stemming from the non-recourse Loan Program provisions.

Indices: US equity markets turned in mixed and volatile performance for the quarter as a whole. The Dow Jones Industrial Average ended in negative territory, while the S&P 500 and NASDAQ indices managed meager gains. The UK/Iran political crisis, fears surrounding the Japanese yen carry trade, imposition of trade sanctions on China and sub-prime mortgage market concerns were all major issues affecting the markets. Uncertainty was one of the buzzwords of the quarter, but US and global market inflows and spectacular M&A activity pointed in the bullish direction.

The brisk flow of foreign capital into European equities during the quarter was also a contributing factor in the increase in European equities. Heavy M&A, solid earnings and mostly buoyant EU and UK economic data led the way from a fundamental perspective.

Asian equities experienced a volatile ride in the quarter, but after being under severe pressure due to carry trade and liquidity related factors in February and into early March, they rallied back strongly to all-time highs in late March.

Interest Rates: US treasuries engaged in erratic and, at times, volatile trading patterns in March, but ended the quarter higher overall. Early in the month, bonds attracted considerable flight to safety and risk aversion support as related to carry trade and sub-prime concerns but that lessened considerably by month’s end with some of the buying reversed. The final week of March saw the yield curve steepening with the majority of the move at the long end. Housing remains a primary concern and perhaps the greatest risk to the US economy.

Outside of the US, the European Central Bank (“ECB”) raised rates in March as but held steady in April as they look to slow ample liquidity and growth in Germany, France and Italy. ECB President Trichet expressed concerns about demand growth and increasing wage demands, particularly in Germany. The Bank of England held rates unchanged at both the March and April meetings. Recent UK inflation data has shown improvement, lessening the potential for a near term rate hike. The Bank of Japan was also on hold given that recent economic data from Japan has been mixed. In China, the People’s Bank continues to tighten liquidity as the economy roars ahead at a near 11% GDP pace. The Bank of Canada and Reserve Bank of Australia were on hold during the quarter.

Metals: Both gold and silver prices struggled a bit in March, but continued their overall upward trend during the quarter. Platinum prices ended higher for the quarter, with increased volatility. Sister metal palladium also rose on buoyant industrial demand. Copper prices were highly volatile during the first quarter, as virtually all commodities were impacted by the global liquidity crunch related primarily to the yen carry trade. Import data from China has signaled continued strong demand. Nickel prices surged over 42% during the quarter on continued supply deficits. Demand levels for stainless steel continue to expand. Aluminum ended the quarter virtually unchanged and has been one of the quietest of the metal markets. Zinc prices fell over 20% during the quarter mostly due to high levels of exports from China. Lead prices advanced as did tin prices, the latter impacted somewhat by Indonesian supply disruptions.

Softs: Sugar prices fell over 15% during First Quarter 2007, reflecting a growing global surplus and slow physical sugar sales in March. Coffee prices also ended the quarter approximately 15% lower primarily due to improved crop prospects from Brazil. Cocoa prices, on the other hand, rose to their highest levels since May of 2003 on estimates of a smaller than expected West African crop yield and indications that end users are not well hedged. Live cattle prices rose slightly for the quarter. However, improved feeding conditions in the Midwest dampened enthusiasm somewhat. Although hogs have benefited from recent rises in retail beef prices, hog prices during the quarter were weighed down with seasonally slack demand and the USDA corn report.

First Quarter 2006

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2007 and First Quarter 2006 are presented below.

First Quarter 2007

Currencies: (-) Losses were experienced in the Australian dollar versus the U.S. dollar and euro, the British pound, the Canadian dollar versus the U.S. dollar and euro, the Chilean peso, the Columbian peso, the Czech koruna, the Dollar Index, the euro versus the U.S. dollar, Swiss franc and Swedish krona, the Indonesian rupiah, the Israeli shekel, the Japanese yen versus the Swiss franc, the Korean won, the Mexican peso, the New Zealand dollar, the Norwegian krone, the Polish zloty, the Singapore dollar, the South African rand, the Swedish krona and the Swiss franc. Gains were experienced in the Brazilian real, the Hungarian forint, the Indian rupee, the Japanese yen versus the U.S. dollar, euro, Australian dollar and British pound, the Russian ruble, the Taiwan dollar and the Turkish lira.

Energies: (-) Losses were experienced in Brent crude, crude oil, gas oil, heating oil and natural gas. Gains were experienced in gasoline.

Grains: (-) Losses were experienced in corn, cotton and wheat. Gains were experienced in soybeans and soybean meal.

Indices: (-) Losses were experienced in the CAC 40, DAX, DJ Stoxx 50, Dow Jones Industrial Average, Hang Seng, Nasdaq, Nikkei, Russell 2000, S&P 500, S&P TSE 60, Taiwan index and Tokyo Stock Index. Gains were experienced in the Australian All Ordinaries, FTSE 100, IBEX 35 and the S&P MIB 30.

Interest Rates: (-) Losses were experienced in Australian 3 and 10 year Bonds, Canadian Bankers Acceptances, Euribor, Eurodollar, Euroswiss, Euroyen, German 2, 5 and 10 year Bonds, Short Sterling, 5 and 10 year U.S. Treasury Notes and U.S. Treasury Bonds. Gains were experienced in Australian Bank Bills, Canadian Bonds, Japanese Government Bonds and U.K Gilts.

Metals: (-) Losses were experienced in aluminum, gold and zinc. Gains were experienced in copper.

Softs: (+) Losses were experienced in coffee. Gains were experienced in cocoa and sugar.

First Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of March 31, 2007 was $90.01, a decrease of 8.34% from the December 31, 2006 Net Asset Value per Interest of $98.20. The Net Asset Value per Interest as of March 31, 2006 was $96.74, a decrease of 0.66% from the December 31, 2005 Net Asset Value per Interest of $97.38. The net asset value (“Net Asset Value”) per Interest of Class II as of March 31, 2007 was $89.20, a decrease of 7.77% from the December 31, 2006 Net Asset Value per Interest of $96.71. There were no shares of Class II issued as of December 31, 2005. Past performance is not necessarily indicative of future results.

Registrant’s trading gains/(losses) before commissions and related fees during First Quarter 2007 and First Quarter 2006 were $(5,521,991) and $384,591, respectively.

Registrant’s average net asset level increased during the First Quarter 2007 in comparison to the First Quarter 2006 primarily due to the effect of subscriptions, offset by negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during the First Quarter 2007 was approximately $823,000 an increase of approximately $387,000 as compared to the First Quarter 2006 primarily due to higher interest rates during the First Quarter 2007 as compared to the First Quarter 2006. Interest income was approximately $436,000 for the First Quarter 2006.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the First Quarter 2007 were approximately $91,000, an increase of approximately $19,000 as compared to First Quarter 2006 due primarily to an increase in average net asset levels due to subscriptions. Commissions were approximately $72,000 for First Quarter 2006.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees to the Trading Advisor during the First Quarter 2007 were approximately $429,000 an increase of approximately $171,000 as compared to First Quarter 2006 due primarily to an increase in average net asset value due to subscriptions as discussed above. Management fees to the Trading Advisor were approximately $258,000 in First Quarter 2006.

The Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during the First Quarter 2007 were approximately $88,000, an increase of approximately $37,000 as compared to First Quarter 2006 due primarily to subscriptions as discussed above. Management fees to the Managing Owner were approximately $51,000 for First Quarter 2006.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during the First Quarter 2007 and First Quarter 2006 were $0 and $157,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased. Commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month. All unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the First Quarter 2007 were approximately $332,000 and $176,000, respectively, an increase of approximately $129,000 and $74,000, respectively, as compared to First Quarter 2006 due primarily to an increase in net asset value due to subscriptions as discussed above. In the First Quarter 2006, Service Fees and Sales Commissions were approximately $203,000 and $102,000, respectively.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. For the First Quarter 2007, operating expenses were approximately $116,000, an increase of approximately $1,000 as compared to First Quarter 2006 due primarily to an increase in average net asset levels due to subscriptions as discussed above. Operating Expenses for the First Quarter 2006 were approximately $115,000.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006. Offering costs reimbursed by Registrant to the Managing Owner for the First Quarter 2007 were approximately $88,000, an increase of approximately $36,000 as compared to the amount reimbursed by Registrant to the Managing Owner in the First Quarter 2006 due primarily to to an increase in average net asset levels due to subscriptions as discussed above. Offering costs reimbursed to the Managing Owner for the First Quarter 2006 were approximately $52,000.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicles and, as a result of its investment in the Trading Vehicles, with the Trading Advisors and each Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisors and the

Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicles to the Trading Advisors are at a fixed rate, calculated as a percentage of each Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to each Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of Registrant’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Registrant’s main line of business.

Market movements result in frequent changes in the fair market value of Registrant’s open positions and, consequently, in its earnings and cash flow. Registrant’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among Registrant’s open positions and the liquidity of the markets in which it trades.

Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and Registrant’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of Registrant’s speculative trading and the recurrence in the markets traded by Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that Registrant’s losses in any market sector will be limited to Value at Risk or by Registrant’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of Registrant’s market sensitive instruments.

Quantifying Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. as amended (the “Exchange Act”)).

Registrant’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk. Due to Registrant’s mark-to-market accounting, any loss in the fair value of Registrant’s open positions is directly reflected in Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In quantifying Registrant’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that Registrant’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2007 and December 31, 2006. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2007 and December 31, 2006, Registrant had total capitalizations of approximately $66 million and $67 million, respectively.

	March 31, 2007		December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,753,027	5.54%	$4,155,508	6.18%
Currencies	$2,786,717	4.11%	$2,303,369	3.43%
Commodities	$1,314,119	1.94%	$1,572,743	2.34%
Stock indices	$562,839	0.83%	$3,547,046	5.28%

Total	$8,416,702	12.42%	$11,578,666	17.23%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2007 and 2006 based upon Registrant’s total average capitalization of approximately $69.7 million and $42 million, respectively.

	First Quarter 2007		First Quarter 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,912,186	5.61%	$3,304,029	7.88%
Currencies	$2,615,276	3.75%	$1,007,607	2.40%
Commodities	$1,622,398	2.33%	$373,368	0.89%
Stock indices	$2,246,894	3.22%	$1,343,133	3.20%

Total	$10,396,754	14.91%	$6,028,137	14.37%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of Registrant. The magnitude of Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of Registrant give no indication of this “risk of ruin.”

Non-Trading Risk

Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on average trading value at risk during the first quarter of 2007, Series J experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2006. The decrease was primarily attributable to stock indices. The decrease in stock indices was across all markets, with the largest decreases in the DAX, the Taiwan Index, the S&P 500, the DJ Stoxx 50, the Hang Seng, the Nikkei and the CAC 40 Indices. There was also a slight decrease in interest rates, as decreased exposure in the Bund, Bobl and Australian Bond offset increased exposure in U.S. Treasury Notes and Japanese Government Bonds. The currency and commodity sector exposure increased over the period.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisor, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisor attempts to minimize market risk exposure by applying its own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisor has an oversight committee broadly responsible for evaluating and overseeing the Trading Advisor’s trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the net asset value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2007, the Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Managing Owner carried out an evaluation, under the supervision and with the participation of certain officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the design and operation of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that Registrant’s disclosure controls and procedures are effective.

In designing and evaluating Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as Registrant’s are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Registrant believes that its disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A. Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits:

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)