Form 10-Q
period 2007-06-30
World Monitor Trust III - Series J
filed 2007-08-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2007

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

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10Q

JUNE 30, 2007

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10Q

(CONTINUED)

JUNE 30, 2007

PART I – FINANCIAL INFORMATION

It em 1. Financial Statements

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

June 30, 2007

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash	$45,445,057	$3,233,624
Unrealized gain on open futures contracts	1,214,809	0

Deposits with brokers	46,659,866	3,233,624
Cash and cash equivalents	1,125,914	0
Unrealized gain on open forward currency contracts	1,090,878	0
Interest receivable	171,252	2,032
Accounts receivable - net	110,000	15,622
Investment in WMT III Series G/J Trading Vehicle LLC (36.16% and 34.60% of net asset value, respectively)	26,437,206	23,263,074
Investment in WMT III Series H/J Trading Vehicle LLC (0% and 33.05% of net asset value, respectively)	0	22,215,588
Investment in WMT III Series I/J Trading Vehicle LLC (0% and 35.68% of net asset value, respectively)	0	23,990,192
Subscription receivable	106,883	0
Redemption receivable	873,445	0

Total assets	$76,575,444	$72,720,132

LIABILITIES
Accrued expenses	$142,728	$122,485
Service fees and sales commission payable	0	39
Precharge commission commodities	2,054	0
Trading manager management fee	0	7
Trading advisor management fee	163,170	0
Trading advisor incentive fee	274,752	0
Offering costs payable	0	7
Redemptions payable	1,828,633	2,419,722
Subscriptions received in advance	1,046,477	2,949,731

Total liabilities	3,457,814	5,491,991

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ 661,720.0357 and 644,120.0996 units outstanding at June 30, 2007 and December 31, 2006, respectively	67,626,400	63,250,863
Managing Owners Interests 7,461.8706 and 7,198.7106 units outstanding at June 30, 2007 and December 31, 2006, respectively	762,588	706,894
Class II Units:
Unitholders’ 46,061.1345 and 33,473.1003 units outstanding at June 30, 2007 and December 31, 2006, respectively	4,681,233	3,237,331
Managing Owners Interests 466.4809 and 341.7559 units outstanding at June 30, 2007 and December 31, 2006, respectively	47,409	33,053

Total unitholders’ capital	73,117,630	67,228,141

Total liabilities and unitholders’ capital	$76,575,444	$72,720,132

NET ASSET VALUE PER UNIT
Class I	$102.20	$98.20

Class II	$101.63	$96.71

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts
Long futures contracts
Commodities	0.52%	$380,275	0.00%	$0
Currency	0.17%	126,144	0.00%	0
Energy	0.15%	110,571	0.00%	0
Stock indices	(0.15)%	(109,013)	0.00%	0

Total long futures contracts	0.69%	507,977	0.00%	0

Short futures contracts
Currency	0.42%	305,775	0.00%	0
Energy	0.23%	164,720	0.00%	0
Interest rates	0.32%	236,337	0.00%	0

Total short futures contracts	0.97%	706,832	0.00%	0

Total futures contracts	1.66%	$1,214,809	0.00%	$0

Forward Contracts
Long forward currency contracts	1.87%	$1,371,454	0.00%	$0
Short forward currency contracts	(0.38)%	(280,576)	0.00%	0

Total forward currency contracts	1.49%	$1,090,878	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME ALLOCATED FROM TRADING VEHICLES
REVENUES
Realized	$5,264,415	$5,212,308	$2,081,805	$3,549,404
Change in unrealized	1,210,483	(1,701,882)	(1,128,898)	345,613
Interest income	427,024	537,635	1,228,956	950,915

Total revenues	6,901,922	4,048,061	2,181,863	4,845,932

EXPENSES
Brokerage commissions	52,781	76,562	143,590	148,978
Advisor management fees	248,594	331,424	677,963	589,678
Advisor incentive fees	662,771	308,731	662,771	465,972
Operating expenses	122,085	50,186	155,230	104,099

Total expenses	1,086,231	766,903	1,639,554	1,308,727

NET INCOME ALLOCATED FROM TRADING VEHICLES	5,815,691	3,281,158	542,309	3,537,205

NET INCOME (LOSS) FROM SERIES OPERATIONS:
REVENUES
Realized	1,823,857	0	1,823,857	0
Change in unrealized	2,305,687	0	2,305,687	0
Interest income	373,786	40,980	395,185	63,296

Total revenues	4,503,330	40,980	4,524,729	63,296

EXPENSES
Brokerage commissions	44,259	0	44,259	0
Advisor management fee	163,170	0	163,170	0
Advisor incentive fee	274,752	0	274,752	0
Management fee	86,766	64,618	174,737	115,470
Service fee - Class I Units	325,661	256,202	657,514	459,609
Sales commission	173,532	129,236	349,474	230,940
Operating expenses	93,532	65,636	176,381	126,581

Total expenses	1,161,672	515,692	1,840,287	932,600

NET INCOME (LOSS) FROM SERIES OPERATIONS	3,341,658	(474,712)	2,684,442	(869,304)

NET INCOME	$9,157,349	$2,806,446	$3,226,751	$2,667,901

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$12.46	$5.78	$4.36	$6.11

Class II	$12.73	$(2.73)	$6.04	$(2.73)

Weighted average number of Units outstanding - Class I	688,068	488,522	680,845	439,821

Weighted average number of Units outstanding - Class II	45,737	6,692	43,085	6,692

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner		Unitholders		Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2007
Unitholders’ capital at December 31, 2006	644,120.0996	$63,250,863	7,198.7106	$706,894	33,473.1003	$3,237,331	341.7559	$33,053	685,133.6664	$67,228,141
Net income	0.0000	2,933,905	0.0000	32,485	0.0000	257,895	0.0000	2,466	0.0000	3,226,751
Additions	104,135.5295	9,893,523	263.1600	25,000	16,063.9822	1,523,873	124.7250	12,000	120,587.3967	11,454,396
Redemptions	(86,535.5934)	(8,289,303)	0.0000	0	(3,475.9480)	(327,618)	0.0000	0	(90,011.5414)	(8,616,921)
Offering costs	0.0000	(162,588)	0.0000	(1,791)	0.0000	(10,248)	0.0000	(110)	0.0000	(174,737)

Unitholders’ capital at June 30, 2007	661,720.0357	$67,626,400	7,461.8706	$762,588	46,061.1345	$4,681,233	466.4809	$47,409	715,709.5217	$73,117,630

Six months ended June 30, 2006
Unitholders’ capital at December 31, 2005	307,154.4306	$29,910,054	3,090.0000	$300,898	0.0000	$0	0.0000	$0	310,244.4306	$30,210,952
Net income (loss)	0.0000	2,659,149	0.0000	27,012	0.0000	(18,078)	0.0000	(182)	0.0000	2,667,901
Additions	223,606.2872	22,112,975	2,267.7185	224,178	11,418.3853	1,162,200	111.3997	11,344	237,403.7907	23,510,697
Redemptions	(2,452.5257)	(246,236)	0.0000	0	0.0000	0	0.0000	0	(2,452.5257)	(246,236)
Exchanges	(644.2860)	(62,328)	0.0000	0	0.0000	0	0.0000	0	(644.2860)	(62,328)
Offering costs	0.0000	(115,272)	0.0000	(1,167)	0.0000	(564)	0.0000	(5)	0.0000	(117,008)

Unitholders’ capital at June 30, 2006	527,663.9061	$54,258,342	5,357.7185	$550,921	11,418.3853	$1,143,558	111.3997	$11,157	544,551.4096	$55,963,978

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consists of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Amended and Restated Declaration of Trust and Trust Agreement. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J) (the “Company”), WMT III Series H/J Trading Vehicle LLC (whose sole members were Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members were Series I and Series J) (collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of all Series and Futures Strategic Trust, and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles were established for the speculative trading of futures contracts, options on futures contracts and forward currency contracts. On April 30, 2007, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC (collectively, the “Terminated Trading Vehicles”) liquidated and ceased trading operations, leaving the Company as the only remaining trading vehicle investment for Series J. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be used in conjunction with Series J’s financial statements.

Effective May 1, 2007, Series J re-allocated assets previously held in the Terminated Trading Vehicles to managed accounts in the name of Series J. The assets that Series J allocated to WMT III Series I/J Trading Vehicle LLC were re-allocated to a managed account to be managed by Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program. The assets that Series J allocated to WMT III Series H/J Trading Vehicle LLC were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program.

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

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 Series I, Class I; $6,250,000 Series I, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are or have been offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500.

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Until the subscription maximum for Series G and Series J is reached or a Series termination occurs, Series G and Series J’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

D.	Exchanges, Redemptions and Termination

Units owned in one series of the Trust may be exchanged, without any charge, for Units of the other Series on a monthly basis for as long as Units in those Series are being offered to the public. Exchanges are made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request is effected. The exchange of Units is treated as redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Future redemptions and exchanges will impact the amount of funds available for investment in the Company and managed accounts traded by Eagle and Ortus in subsequent periods. Following Series H and Series I’s liquidations on April 30, 2007, Series J unitholders are no longer able to effect exchanges from Series J into either Series H or Series I.

Redemptions are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. There is no redemption charge associated with the Class II Units.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

D.	Exchanges, Redemptions and Termination (Continued)

In the event that the net asset value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. In addition, in the event that the net asset value of the Allocated Assets, after adjustments for distributions, contributions and redemptions, for the managed accounts traded by either Ortus or Eagle declines by 40% or more since the commencement of trading activities or the first day of a fiscal year, that managed account will automatically terminate.

E.	Foreign Currency Transactions

Series J’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006, and the statements of changes in unitholders’ capital for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when contracts are opened.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

Series J has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series J evaluated the impact of adopting FIN 48 on Series J’s financial statements. In Preferred’s opinion, FIN 48 had no material impact on Series J, as Series J’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Series J’s financial statements. At this time, the impact to Series J’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest at prevailing rates on all cash balances held by the clearing brokers.

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

The investments in the Trading Vehicles are reported in Series J’s statement of financial condition at fair value. Fair value ordinarily is the value determined for the Trading Vehicle in accordance with the Trading Vehicle’s valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicle. Generally, the fair value of Series J’s investment in a Trading Vehicle represents the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable. Series J records its proportionate share of each item of income and expense from the investments in the Trading Vehicles in the statement of operations. As of June 30, 2007, the Company represents the only remaining trading vehicle investment for Series J. The accounting policies, including valuation policies, of the Trading Vehicles are contained in the notes to the Trading Vehicles’ financial statements included in Sections II, III and IV of these financial statements.

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

Initial offering costs (exclusive of the initial selling fee), totaling $1,450,801 were advanced by the Managing Owner. Of the $1,450,801 advanced by the Managing Owner, Series J’s maximum re-imbursement is $1,380,739 of which $472,809 was paid by Series J to the Managing Owner through June 30, 2007, leaving $907,929 payable by Series J to the Managing Owner subject to a maximum re-imbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

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

Additional ongoing offering costs totaling $985,810 have been advanced by the Managing Owner through June 30, 2007. Of the $985,810 advanced by the Managing Owner, Series J’s maximum re-imbursement is $932,146 of which $0 has been paid by Series J to the Managing Owner through June 30, 2007, leaving $932,146 payable by Series J to the Managing Owner subject to a maximum re-imbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

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

The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital. During the six months ended June 30, 2007 and 2006, Series J’s calculated offering costs reimbursement exceeded 0.50% per annum of the Net Asset Value of Series J. Series J was only liable for the amount up to the 0.50% per annum limitation.

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

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Management	$86,766	$64,618	$174,737	$115,470
General and administrative	28,973	23,701	68,372	23,701

	$115,739	$88,319	$243,109	$139,171

Expenses payable to the Managing Owner and its affiliates as of June 30, 2007 and December 31, 2006 were $28,973 and $20,686, respectively. Such amounts are included in Accrued expenses on the statements of financial condition.

Note 4.	MANAGING OWNER

The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner and or its affiliates to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to an initial $25,000 minimum per Series). The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of the month.

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

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Following the Terminated Trading Vehicles’ liquidations on April 30, 2007, Series J’s investment in the Company became its only remaining trading vehicle investment. Series J’s investment in the Company represents approximately 92.99% of the net asset value of the Company at June 30, 2007. Series J’s investments in the Company, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent approximately 91.80%, 76.38% and 98.92% of the net asset value of each Trading Vehicle at December 31, 2006, respectively. The investments in the Trading Vehicles are subject to the Organization Agreements of the Trading Vehicles.

Summarized information for these investments is as follows:

	Net Asset Value December 31, 2006	Investments	Income (loss)	Redemptions	Net Asset Value June 30, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$3,322,852	$3,138,024	$(3,286,744)	$26,437,206
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

Total	$69,468,854	$9,967,764	$542,309	$(53,541,721)	$26,437,206

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the six months ended June 30, 2007 and 2006 is as follows:

	June 30, 2007
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$3,636,584	$272,436	$(1,827,215)	$2,081,805
Change in unrealized trading gains (losses)	28,340	(497,525)	(659,713)	(1,128,898)
Brokerage commissions	(56,746)	(23,143)	(63,701)	(143,590)
Interest income	531,288	339,975	357,693	1,228,956
Advisor management fee	(304,508)	(217,947)	(155,508)	(677,963)
Advisor incentive fee	(662,771)	0	0	(662,771)
Operating expenses	(34,163)	(58,095)	(62,972)	(155,230)

Total	$3,138,024	$(184,299)	$(2,411,416)	$542,309

	June 30, 2006
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains	$1,149,677	$1,677,226	$722,501	$3,549,404
Change in unrealized trading gains (losses)	(43,911)	(80,177)	469,701	345,613
Interest income	309,936	332,709	308,270	950,915
Brokerage commissions	(63,320)	(30,735)	(54,923)	(148,978)
Advisor management fee	(193,761)	(239,837)	(156,080)	(589,678)
Advisor incentive fee	(106,937)	(225,472)	(133,563)	(465,972)
Operating expenses	(35,008)	(33,743)	(35,348)	(104,099)

Total	$1,016,676	$1,399,971	$1,120,558	$3,537,205

Series J may make additional contributions to, or redemptions from, the Trading Vehicles on a monthly basis.

Note 9.	MARKET AND CREDIT RISK

Series J’s investments in the Trading Vehicles and managed accounts traded by Eagle and Ortus are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

Series J has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	MARKET AND CREDIT RISK (CONTINUED)

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Effective May 1, 2007, Series J became exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests through its managed accounts traded by Eagle and Ortus. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series J’s net assets being traded, significantly exceeds Series J’s future cash requirements since Series J intends to close out its open positions prior to settlement. As a result, Series J is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series J considers the fair value of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series J’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series J enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contracts at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series J to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments Series J holds and the liquidity and inherent volatility of the markets in which Series J trades.

Credit Risk

When entering into futures or forward contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by Series J as Series J’s interbank market maker, is the sole counterparty. Series J has entered into a master netting agreement with its interbank market maker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	MARKET AND CREDIT RISK (CONTINUED)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring Series J and its commodity trading advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007, such segregated assets totaled $43,159,988. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $1,142,660 at June 30, 2007. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all of Series J’s open futures contracts mature within five months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended June 30, 2007	Six months ended June 30, 2007	Three months ended June 30, 2007	Six months ended June 30, 2007
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$90.01	$98.20	$89.20	$96.71

Income from operations: (3)
Net realized and change in unrealized gain (1)	14.31	6.86	14.09	6.88
Interest income (1)	1.09	2.24	1.07	2.24
Expenses (1)	(3.09)	(4.86)	(2.61)	(3.96)

Total income from operations	12.31	4.24	12.55	5.16

Offering costs (1)	(0.12)	(0.24)	(0.12)	(0.24)

Net increase for the period	12.19	4.00	12.43	4.92

Net asset value per unit at end of period	$102.20	$102.20	$101.63	$101.63

Total Return (5)
Total return before incentive fee	14.88%	5.42%	15.29%	6.54%
Incentive fee	(1.34)%	(1.35)%	(1.36)%	(1.45)%

Total return after incentive fee	13.54%	4.07%	13.93%	5.09%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(3.04)%	(2.78)%	(1.03)%	(0.73)%
Incentive fee (5)	(1.34)%	(1.35)%	(1.36)%	(1.45)%

Net investment loss after incentive fee	(4.38)%	(4.13)%	(2.39)%	(2.18)%

Interest income (4)	4.58%	4.70%	4.53%	4.74%

Incentive fees (5)	1.34%	1.35%	1.36%	1.45%
Other expenses (4)	7.62%	7.48%	5.56%	5.47%

Total expenses	8.96%	8.83%	6.92%	6.92%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles.
(4)	Annualized.
(5)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended June 30, 2006	Six months ended June 30, 2006	May 1, 2006 (commencement) to June 30, 2006
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$96.74	$97.38	$100.00

Income from operations: (3)
Net realized and change in unrealized gain (loss) (1)	7.67	8.51	(0.90)
Interest income (1)	1.17	2.29	1.19
Expenses (1)	(2.62)	(5.10)	(0.05)

Total income from operations	6.22	5.70	0.24

Offering costs (1)	(0.13)	(0.25)	(0.09)

Net increase for the period	6.09	5.45	0.15

Net asset value per unit at end of period	$102.83	$102.83	$100.15

Total Return (5)
Total return before incentive fee	6.92%	6.66%	(0.73)%
Incentive fee	(0.63)%	(1.07)%	0.88%

Total return after incentive fee	6.29%	5.59%	0.15%

Supplemental Data
Ratios to average net asset value: (3)
Net investment income (loss) before incentive fee (2), (4)	(3.18)%	(3.46)%	1.54%
Incentive fee (5)	(0.63)%	(1.07)%	0.88%

Net investment income (loss) after incentive fee	(3.81)%	(4.53)%	2.42%

Interest income (4)	4.56%	4.57%	7.10%

Incentive fees (5)	0.63%	1.07%	(0.88)%
Other expenses (4)	7.74%	8.03%	5.56%

Total expenses	8.37%	9.10%	4.68%

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

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

June 30, 2007

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$28,237,073	$24,478,301
Net unrealized gain on open futures contracts	445,743	525,372
Net unrealized gain on open forward currency contracts	473,957	325,380
Interest receivable	100,009	99,446

Total assets	$29,256,782	$25,428,499

LIABILITIES
Accrued expenses	$44,784	$32,134
Commissions payable	3,783	3,576
Advisor fee payable	60,986	53,106
Incentive fee payable	717,154	0

Total liabilities	826,707	88,816

MEMBERS’ CAPITAL (Net Asset Value)
Member G - Class I	1,152,596	908,532
Member G - Class II	840,273	1,168,077
Member J - Class I	24,787,731	22,158,018
Member J - Class II	1,649,475	1,105,056

Total members’ capital (Net Asset Value)	28,430,075	25,339,683

Total liabilities and members’ capital	$29,256,782	$25,428,499

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007		December 31, 2006
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Long futures contracts
Commodities	(0.07)%	$(19,800)	0.05%	$11,825
Energy	0.04%	11,297	0.00%	0
Interest rates	0.00%	0	(0.25)%	(64,318)
Metals	(0.28)%	(80,745)	(0.07)%	(16,513)
Stock indices	0.21%	59,859	0.78%	198,600
Other	0.01%	2,489	0.03%	8,813

Total long futures contracts	(0.09)%	(26,900)	0.54%	138,407

Short futures contracts
Commodities	0.01%	2,893	0.01%	3,290
Energy	0.11%	32,180	0.31%	78,298
Interest rates	1.59%	451,104	1.38%	347,838
Metals	(0.02)%	(4,560)	0.05%	12,850
Stock indices	(0.00)%	(380)	(0.17)%	(42,545)
Other	(0.03)%	(8,594)	(0.05)%	(12,766)

Total short futures contracts	1.66%	472,643	1.53%	386,965

Total futures contracts	1.57%	$445,743	2.07%	$525,372

Long forward currency contracts	4.96%	$1,409,914	1.32%	$333,447
Short forward currency contracts	(3.29)%	(935,957)	(0.03)%	(8,067)

Total forward currency contracts	1.67%	$473,957	1.29%	$325,380

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Realized	$5,643,491	$817,754	$3,908,840	$1,180,187
Change in unrealized	819,908	(506,570)	68,948	(46,235)
Interest income	285,815	182,698	578,928	324,188

Total revenues	6,749,214	493,882	4,556,716	1,458,140

EXPENSES
Brokerage commissions	40,156	34,408	61,727	66,097
Advisor management fees	176,414	111,547	331,748	202,656
Advisor incentive fees	717,154	33,046	717,154	107,871
Operating expenses	24,703	17,750	37,196	36,561

Total expenses	958,427	196,751	1,147,825	413,185

NET INCOME	$5,790,787	$297,131	$3,408,891	$1,044,955

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member G - Class I	Member G - Class II	Member J - Class I	Member J - Class II	Total
Six months ended June 30, 2007

Balance at December 31, 2006	$908,532	$1,168,077	$22,158,018	$1,105,056	$25,339,683
Net income	134,460	136,407	2,942,784	195,240	3,408,891
Additions	160,000	69,500	2,882,228	440,624	3,552,352
Redemptions	(50,396)	(533,711)	(3,195,299)	(91,445)	(3,870,851)

Balance at June 30, 2007	$1,152,596	$840,273	$24,787,731	$1,649,475	$28,430,075

Six months ended June 30, 2006

Balance at December 31, 2005	$509,406	$0	$10,034,305	$0	$10,543,711
Net income	28,277	0	1,016,678	0	1,044,955
Additions	886,275	0	7,145,577	0	8,031,852
Redemptions	(16,573)	0	(354,135)	0	(370,708)

Balance at June 30, 2006	$1,407,385	$0	$17,842,425	$0	$19,249,810

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006 and the statements of changes in members’ capital (net asset value) for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series G/J Trading Vehicle LLC as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

B.	Foreign Currency Transactions

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

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	MANAGEMENT AND INCENTIVE FEES (CONTINUED)

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. For the six months ended June 30, 2007 and 2006, the Trading Advisor earned incentive fees of $ 717,154 and $ 107,871, respectively.

Note 4.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note 5.	DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such brokers. The Trading Vehicle earns interest income at competitive rates on assets deposited with the broker.

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

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2007 and December 31, 2006, such segregated assets totaled $21,642,353 and $22,129,652, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $5,442,099 and $2,497,027 at June 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2007, all open futures and forward contracts mature within eighteen months.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Total return (1)
Total return before incentive fee	27.21%	2.44%	15.88%	8.27%
Incentive fee	(3.14)%	(0.26)%	(2.87)%	(0.79)%

Total return after incentive fee	24.07%	2.18%	13.01%	7.48%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.64%	3.81%	3.32%	4.00%
Incentive fee (1)	2.70%	0.19%	2.76%	0.71%

Total expenses and incentive fee	6.34%	4.00%	6.08%	4.71%

Net investment income (loss) (2), (3)	0.67%	(0.32)%	1.14%	(1.17)%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).

SECTION III

WMT III SERIES H/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

As of April 30, 2007 (Date of Liquidation) and December 31, 2006

And for the Periods from January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$6,867	$0
Cash in commodity trading accounts	24,557,766	28,463,857
Net unrealized gain on open futures contracts	0	622,289
Interest receivable	0	114,572

Total assets	$24,564,633	$29,200,718

LIABILITIES
Accrued expenses	$75,138	$32,141
Commissions payable	0	8,336
Redemptions payable	24,219,558	0
Advisor fee payable	269,937	73,255

Total liabilities	24,564,633	113,732

MEMBERS’ CAPITAL (Net Asset Value)
Member H - Class I	0	1,140,902
Member H - Class II	0	444,359
Member J - Class I	0	21,153,067
Member J - Class II	0	1,062,521
Member - Futures Strategic Trust	0	5,286,137

Total members’ capital (Net Asset Value)	0	29,086,986

Total liabilities and members’ capital	$24,564,633	$29,200,718

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007		December 31, 2006
	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Net Asset Value*	Net Unrealized Gain(Loss)	Net Unrealized Gain(Loss) as a % of Net Asset Value
Long futures contracts:
Commodities	$0	0.00%	$4,903	0.02%
Currencies	0	0.00%	(455,693)	(1.57)%
Energy	0	0.00%	(18,370)	(0.06)%
Interest rates	0	0.00%	(202,599)	(0.70)%
Metals	0	0.00%	(76,930)	(0.26)%
Stock indices	0	0.00%	20,644	0.07%

Total long futures contracts	0	0.00%	(728,045)	(2.50)%

Short futures contracts:
Currencies	0	0.00%	(2,139)	(0.01)%
Interest rates	0	0.00%	1,461,530	5.02%
Metals	0	0.00%	42,750	0.15%
Stock indices	0	0.00%	(151,807)	(0.52)%

Total short futures contracts	0	0.00%	1,350,334	4.64%

Total futures contracts	$0	0.00%	$622,289	2.14%

*	Prior to liquidating redemptions.

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Period January 1, 2007 to April 30, 2007	Year Ended December 31, 2006
REVENUES
Realized	$308,078	$(2,317,174)
Change in unrealized	(622,289)	950,808
Interest income	419,797	926,433

Total revenues (loss)	105,586	(439,933)

EXPENSES
Brokerage commissions	29,545	81,082
Advisor incentive fee	0	237,915
Advisor management fee	269,937	638,927
Operating expenses	63,839	57,341

Total expenses	363,321	1,015,265

NET LOSS	$(257,735)	$(1,455,198)

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Members’ Capital
	Member H - Class I	Member H - Class II	Member J - Class I	Member J - Class II	Futures Strategic Trust	Total
Balance at December 31, 2005	$515,430	$0	$10,152,980	$0	$0	$10,668,410
Additions	1,154,252	528,000	13,133,733	1,177,042	5,372,605	21,365,632
Redemptions	(422,422)	(9,587)	(1,009,312)	(10,526)	(40,011)	(1,491,858)
Net loss	(106,358)	(74,054)	(1,124,334)	(103,995)	(46,457)	(1,455,198)

Balance at December 31, 2006	1,140,902	444,359	21,153,067	1,062,521	5,286,137	29,086,986
Additions	0	0	2,881,832	440,624	0	3,322,456
Redemptions	(109,663)	(2,193)	(1,610,471)	(54,999)	(5,226,072)	(7,003,398)
Net loss for the period January 1, 2007 to April 30, 2007	(9,425)	(3,946)	(173,276)	(11,023)	(60,065)	(257,735)

Members capital before liquidating redemptions	1,021,814	438,220	22,251,152	1,437,123	0	25,148,309
Liquidating redemptions	(1,021,814)	(438,220)	(22,251,152)	(1,437,123)	0	(25,148,309)

Members’ capital at April 30, 2007	$0	$0	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) was a limited liability company organized under the laws of Delaware on March 10, 2005, which terminated on April 30, 2007 under the provisions of the Trading Vehicle’s Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) was the Managing Owner of the Trading Vehicle. The Trading Vehicle consisted of five members: World Monitor Trust III – Series H, Class I (“Member H-Class I”), World Monitor Trust III – Series H, Class II (“Member H-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”), World Monitor Trust III – Series J, Class II (“Member J-Class II”) and Futures Strategic Trust (collectively, the “Members”). Preferred was also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Trading Vehicle was a member-managed limited liability company that was not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Trading Vehicle entered into an advisory agreement with Bridgewater Associates, Inc. (the “Trading Advisor”) to make the trading decisions for the Trading Vehicle. The Trading Advisor managed the assets in the Trading Vehicle pursuant to its Aggressive Pure Alpha Futures Only – A, No Benchmark program.

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

Commodity futures transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trading Vehicle provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Trading Vehicle. The Trading Vehicle is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after the Trading Vehicle’s liquidation. Given this, Preferred, as Managing Owner of the Trading Vehicle, has concluded that SFAS No. 157 has no impact on the Trading Vehicle’s financial statements.

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

The Trading Vehicle accounted for additions, allocations of net gain (loss) and redemptions on a per member capital account basis.

The Trading Vehicle allocated profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) were made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle had not made any distributions prior to termination.

D.	Foreign Currency Transactions

The Trading Vehicle’s functional currency was the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar have been translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	MANAGEMENT AND INCENTIVE FEES

The Trading Vehicle paid the Trading Advisor a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of the Trading Vehicle’s allocated assets determined as of the close of business on the last day of each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of each month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Trading Vehicle paid the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrued monthly and was paid quarterly. For the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006, the Trading Advisor earned incentive fees of $0 and $237,915, respectively.

Note 4.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle were paid for by the Trading Vehicle.

Note 5.	DEPOSITS WITH BROKER

The Trading Vehicle deposited funds with UBS Securities LLC to act as broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements were satisfied by the deposit of cash with such broker. The Trading Vehicle earned interest income on assets deposited with the broker at competitive rates.

Note 6.	ADDITIONS, DISTRIBUTIONS AND REDEMPTIONS

The Trading Vehicle was not required to make distributions, but was permitted to do so at the discretion of the Members. A Member could request and receive redemption of capital at any time, subject to the terms in the Organization Agreement.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trading Vehicle was exposed to various types of risks associated with the derivative instruments and related markets in which it invested. These risks included, but were not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trading Vehicle’s investment activities (credit risk).

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

A.	Market Risk

Trading in futures contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trading Vehicle’s net assets being traded, significantly exceeded the Trading Vehicle’s future cash requirements since the Trading Vehicle closed out its open positions prior to settlement. As a result, the Trading Vehicle was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trading Vehicles considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trading Vehicle’s commitments to purchase commodities was limited to the gross or face amount of the contract held. However, when the Trading Vehicle entered into a contractual commitment to sell commodities, it was obligated to make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposed the Trading Vehicle to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Trading Vehicle held and the liquidity and inherent volatility of the markets in which the Trading Vehicle traded.

B.	Credit Risk

When entering into futures contracts, the Trading Vehicle was exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts was the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts might have resulted in a greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse can meet its obligations to the Trading Vehicle.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk (Continued)

The Managing Owner attempted to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitored compliance with these trading limitations and policies, which included, but was not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle would have automatically terminated the Advisory Agreement, if the net asset value allocated to the Trading Advisor declined as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value was after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At April 30, 2007 (date of liquidation) and December 31, 2006, such segregated assets totaled $19,495,157 and $23,649,869, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $(124) and $136,650 at April 30, 2007 (date of liquidation) and December 31, 2006, respectively.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006. This information has been derived from information presented in the financial statements.

	Period January 1, 2007 to April 30, 2007 (Date of Liquidation)	Year Ended December 31, 2006
Total Return (1)
Total return before incentive fee	(0.83)%	(1.41)%
Incentive fee	0.00%	(1.16)%

Total return after incentive fee	(0.83)%	(2.57)%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.97%	3.80%
Incentive fee (1)	0.00%	1.17%

Total expenses and incentive fee	3.97%	4.97%

Net investment gain (2),(3)	0.62%	0.73%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized
(2)	Annualized
(3)	Represents interest income less total expenses (exclusive of incentive fee).

SECTION IV

WMT III SERIES I/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

As of April 30, 2007 (Date of Liquidation) and December 31, 2006

And for the Periods from January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$7,830	$0
Cash in commodity trading accounts	22,072,902	22,775,701
Net unrealized gain on open futures contracts	923,605	1,593,108
Interest receivable	85,232	88,932

Total assets	$23,089,569	$24,457,741

LIABILITIES
Accrued expenses	$76,078	$31,981
Commissions payable	0	4,045
Advisor incentive fee payable	0	129,513
Advisor management fee payable	77,601	40,845
Redemptions payable	22,935,890	0

Total liabilities	23,089,569	206,384

MEMBERS’ CAPITAL
Member I - Class I	0	261,165
Member J - Class I	0	22,894,320
Member J - Class II	0	1,095,872

Total members’ capital (Net Asset Value)	0	24,251,357

Total liabilities and members’ capital	$23,089,569	$24,457,741

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007		December 31, 2006
	Net Unrealized Gain	Net Unrealized Gain as a % of Net Asset Value*	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value
Long futures contracts:
Currencies	$0	0.00%	$(361,213)	(1.49)%
Metals	913,445	3.88%	97,782	0.40%
Stock indices	0	0.00%	582,995	2.41%

Total long futures contracts	913,445	3.88%	319,564	1.32%

Short futures contracts:
Currencies	0	0.00%	335,930	1.38%
Energy	0	0.00%	310,563	1.28%
Interest rates	0	0.00%	926,304	3.82%
Metals	10,160	0.04%	(299,253)	(1.23)%

Total short futures contracts	10,160	0.04%	1,273,544	5.25%

Total futures contracts	$923,605	3.92%	$1,593,108	6.57%

*	Prior to liquidating redemptions.

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Period January 1, 2007 to April 30, 2007	Year Ended December 31, 2006
REVENUES
Realized	$(1,852,663)	$414,806
Change in unrealized	(669,503)	1,691,544
Interest income	362,757	842,504

Total revenues (loss)	(2,159,409)	2,948,854

EXPENSES
Brokerage commissions	64,599	167,270
Advisor incentive fee	0	267,294
Advisor management fee	157,708	394,633
Operating expenses	63,839	57,482

Total expenses	286,146	886,679

NET INCOME (LOSS)	$(2,445,555)	$2,062,175

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Members’ Capital
	Member I - Class I	Member J - Class I	Member J - Class II	Total
Balance at December 31, 2005	$509,108	$10,028,449	$0	$10,537,557
Additions	209,705	13,009,055	1,098,424	14,317,184
Redemptions	(475,143)	(2,134,871)	(55,545)	(2,665,559)
Net income	17,495	1,991,687	52,993	2,062,175

Balance at December 31, 2006	261,165	22,894,320	1,095,872	24,251,357
Additions	100,000	2,881,832	440,624	3,422,456
Redemptions	(9,592)	(1,610,471)	(54,999)	(1,675,062)
Net loss for the period January 1, 2007 to April 30, 2007	(34,139)	(2,274,324)	(137,092)	(2,445,555)

Members’ capital before liquidating redemptions	317,434	21,891,357	1,344,405	23,553,196
Liquidating redemptions	(317,434)	(21,891,357)	(1,344,405)	(23,553,196)

Balance at April 30, 2007	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) was a limited liability company organized under the laws of Delaware on March 10, 2005, which terminated on April 30, 2007 under the provisions of the Trading Vehicle’s Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) was the Managing Owner of the Trading Vehicle. The Trading Vehicle consisted of three members: World Monitor Trust III – Series I, Class I (“Member I”), World Monitor Trust III – Series J, Class I (“Member J-Class I”) and World Monitor Trust III – Series J, Class II (“Member J-Class II) (collectively, the “Members”). Preferred was also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Trading Vehicle was a member-managed limited liability company that was not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Trading Vehicle entered into an advisory agreement with Eagle Trading Systems Inc. (the “Trading Advisor”) to make the trading decisions for the Trading Vehicle. The Trading Advisor managed the assets in the Trading Vehicle pursuant to its Momentum program.

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

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trading Vehicle provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Trading Vehicle. The Trading Vehicle is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after the Trading Vehicle’s liquidation. Given this, Preferred, as Managing Owner of the Trading Vehicle, has concluded that SFAS No. 157 has no impact on the Trading Vehicle’s financial statements.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Trading Vehicle accounted for additions, allocations of net gain (loss) and redemptions on a per member capital account basis.

The Trading Vehicle allocated profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) could have been made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle had not made any distributions prior to termination.

D.	Foreign Currency Transactions

The Trading Vehicle’s functional currency was the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note 3.	MANAGEMENT AND INCENTIVE FEES

The Trading Vehicle paid the Trading Advisor a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the Trading Vehicle’s allocated assets determined as of the close of business on the last day of each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of each month were added back to the assets and there was no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Trading Vehicle paid the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrued monthly and was paid quarterly. The Trading Advisor earned incentive fees of $0 and $267,294 for the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006, respectively.

Note 4.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle were paid for by the Trading Vehicle.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.	DEPOSITS WITH BROKER

The Trading Vehicle deposited funds with UBS Securities LLC to act as broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements were satisfied by the deposit of cash with such broker. The Trading Vehicle earned interest income on assets deposited with the broker at competitive rates.

Note 6.	ADDITIONS, DISTRIBUTIONS AND REDEMPTIONS

The Trading Vehicle was not required to make distributions, but was permitted to do so at the discretion of the Members. A Member could have requested and received redemption of capital at any time, subject to the terms in the Organization Agreement.

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trading Vehicle was exposed to various types of risks associated with the derivative instruments and related markets in which it invested. These risks included, but were not limiteded to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trading Vehicle’s investment activities (credit risk).

A.	Market Risk

Trading in futures contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trading Vehicle’s net assets being traded, significantly exceeds the Trading Vehicle’s future cash requirements since the Trading Vehicle intends to close out its open positions prior to settlement. As a result, the Trading Vehicle was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trading Vehicle considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trading Vehicle’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Trading Vehicle enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trading Vehicle to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Trading Vehicle held and the liquidity and inherent volatility of the markets in which the Trading Vehicle traded.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk

When entering into futures contracts, the Trading Vehicle was exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts was the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts might have resulted in greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse would have met it’s obligations to the Trading Vehicle.

The Managing Owner attempted to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitored compliance with these trading limitations and policies, which included, but were not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declined as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value was after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At April 30, 2007 (date of liquidation) and December 31, 2006, such segregated assets totaled $17,200,304 and $19,166,403, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $1,670,429 and $1,732,473 at April 30, 2007 (date of liquidation) and December 31, 2006, respectively.

As of April 30, 2007 (date of liquidation), all open futures contracts mature in June 2007.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the period January 1, 2007 to April 30, 2007 (Date of Liquidation) and for the year ended December 31, 2006. This information has been derived from information presented in the financial statements.

	Period January 1, 2007 to April 30, 2007 (Date of Liquidation)	Year Ended December 31, 2006
Total Return (1)
Total return before incentive fee	(9.56)%	9.49%
Incentive fee	0.00%	(1.41)%

Total return after incentive fee	(9.56)%	8.08%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.60%	3.27%
Incentive fee (1)	0.00%	1.41%

Total expenses and incentive fee	3.60%	4.68%

Net investment gain (2) (3)	0.96%	1.18%

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

This report on Form 10Q (the “Report”) for the quarter ending June 30, 2007 (“Second Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (“Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”).

Series G, H, I and J commenced trading operations on December 1, 2005.

Units in are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective March 31, 2007 and dissolved Series H and Series I effective close of business on April 30, 2007.

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G are the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the

Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedule of investments, are included in Section II, III and IV of the financial statements and should be used in conjunction with Registrant’s financial statements.

Effective May 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and the I/J Trading Vehicle and re-allocated assets to managed accounts in the name of Registrant (“Managed Accounts”). The assets that Registrant allocated to the I/J Trading Vehicle were re-allocated to a managed account to be managed by Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program. The assets that Registrant allocated to the H/J Trading Vehicle were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program. The H/J Trading Vehicle and I/J Trading Vehicle were dissolved effective as of April 30, 2007.

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

Interests in Series G and Series J are currently being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Registrant, $2,000 for certain “benefit plan investors” (including IRAs)), although the minimum purchase for any single Series is $500. Limited Units and General Units are sometimes referred to as “Units”.

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

The Trading Advisors

Each Trading Vehicle has its own independent commodity trading advisor that makes such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle, respectively (the “Trading Advisors”), to make the trading decisions for each Trading Vehicle. Graham trades 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified at 150% Leverage program, which is a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which is a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreements may be terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles have allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisors.

G/J Trading Vehicle pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s

Net Asset Value. Each Trading Vehicle also pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

Pursuant to the changes discussed above, effective May 1, 2007, Eagle and Ortus serve as Trading Advisors for the Managed Accounts in the name of Registrant. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Profits achieved by Eagle with respect to the assets allocated to it.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on the Registrant’s financial statements. At this time, the impact to the Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2007 resulted in additional gross proceeds to Registrant of $89,365,863.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to June 30, 2007 were $5,191,883, $8,616,921 and $18,259,168 respectively. Redemptions of Limited Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to June 30, 2006 were $129,840, $246,236 and $246,236, respectively.

Redemptions of General Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to June 30, 2007 were $0, $0 and $1,000, respectively. Redemptions of General Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to June 30, 2006 were $0, $0 and $0, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Interests owned in any Series of the Trust may be exchanged, without any charge, for Interests of one or more other Series of the Trust on a monthly basis for as long as Limited Interests in those Series are being offered to the public. As such, Limited Interests in Registrant may be exchanged for Limited Interests in Series G, and Limited Interests in Series G may be exchanged for Limited Interests in

Registrant. However, because Units in Series H and Series I are no longer being offered to the public, Limited Interests in Registrant may not be exchanged for Limited Interests in Series H or Series I, nor may Limited Interests in Series H or Series I be exchanged for Limited Interests in Registrant. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investments in the G/J Trading Vehicle and the managed accounts. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits Registrant (either directly or through the Trading Vehicle) with interest income earned on accounts maintained with the clearing broker during each month.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant (either directly or through the Trading Vehicle) from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts (through its investment in the Trading Vehicles and Managed Accounts), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the G/J Trading Vehicle and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2007

In the US, generally tame inflation readings in the second quarter appeared to lessen the pressure on the US Federal Reserve (“Fed”) and the most recent Federal Open Market Committee (“FOMC”) statement pointed to relatively balanced risks. The Fed Chairman, Ben Bernanke, former chairman Alan Greenspan and others have issued statements that the subprime situation, while clearly a concern, should not prove to be a major contagion.

Inflation news was encouraging, with Core Consumer Prices rising well within the Fed’s comfort zone. The headline Producer Price Index’s (“PPI”) rise was slightly worrisome, but the more-closely-watched Core PPI’s rise was more benign. Industrial Production was flat overall while Capacity Utilization dipped slightly. Retail sales jumped in May, with the largest gain in sixteen months. Gasoline, auto supplies, building supplies and clothing led the charge as consumers still appeared mostly undaunted. Leading indicators increased slightly in May, suggesting the economy is weathering the housing and gasoline price storm. On the manufacturing side, the Philly Fed Index saw its highest reading in two years.

Overall, the employment picture in the second quarter continued to look quite healthy. Nonfarm payrolls rose in May while the unemployment rate is forecast to remain unchanged. Average hourly earnings rose slightly.

Housing persists as the US economy’s primary risk. During the second quarter, signs of slight improvements seen in May were absent in June. For the first five months of the year, both housing permits and housing starts were off more than 25%. The South, considered the engine of growth for the housing sector, provided the weakest performance during the second quarter. The Home Builders Confidence Index fell to a sixteen-year low in June. Existing home sales also fell slightly and existing home inventories rose. Prices in the ten largest US cities are declining at the fastest pace in sixteen years.

Predictions for third quarter Gross Domestic Product (“GDP”), a measure of economic growth, are seen higher. The International Monetary Fund issued a report stating that the US economy remained close to the 2% annualized GDP “stall speed.” However, while the inflation picture might dictate against a Fed rate cut, this economic growth scenario is seen by many to counter a rate hike.

Foreign interest rate yields have been rising across the board. The European Union (“EU”), Great Britain, Switzerland and New Zealand all raised rates in the second quarter. The Reserve Bank of Australia remained unchanged, but its statements were seen as hawkish. Many market participants view the Bank of Japan to remain on hold after its recent first quarter increase.

Currencies: The US dollar saw a record low against the euro during the second quarter. Rising European interest rates encouraged demand for the euro. EU economic data for the most part continue to indicate solid growth and a modest inflation threat. Central bank diversification into the euro was also a positive factor. The British pound sterling also rose against the dollar during the quarter. Inflation concerns, capacity constraints and elevated housing prices have led the Bank of England to maintain a hawkish tone, including a second quarter rate hike and expectations of more to come during the third quarter. The country’s new prime minister, Gordon Brown, was quickly tested by a series of terror attacks, but the pound showed little reaction.

During the quarter, the Japanese yen was pressured by the US dollar and also on a carry trade basis against the Australian and New Zealand dollars. Japanese economic data has been moderate, with little hint of inflation. The Peoples Bank of China continues to drain liquidity and increase interest rates gradually. It has made mild concessions to the US, but is moving slowly regarding reform. The Chinese yuan had its strongest quarter since the dollar link was eliminated in 2005. The Australian dollar continues to be firm, and recent upward GDP revisions have rekindled inflation fears. New Zealand raised rates to 8.00% in May, citing consumer inflation. The Canadian dollar reached a thirty-year high against the US Dollar in the second quarter.

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

Heating oil mirrored crude’s June breakout and ended the quarter over 5% higher. Distillate inventories are now substantially below last season’s levels. A series of refinery outages that have been slow to get back on line have placed supplies at dangerously low levels, particularly with the peak hurricane season not yet reached. Distillate fuel demand is up almost 4% from 2006 levels. Reformulated gasoline prices rose over 10% during the quarter overall and prices at the pump peaked in late May. Consumer resistance seemed limited during the second quarter.

Trading patterns were volatile and natural gas prices fell over 16% during the second quarter as supply built and the weather held extremely benign.

Grains: Corn prices were extremely volatile during the quarter. The June USDA Supply and Demand Report caused prices to increase, only to drop on the heels of a bullish Planted Acreage Report, which inferred that more acres of corn would be planted in the season ahead than in any other period since the mid 1940’s, when the US attempted to feed post-war Europe. Wheat prices reached their highest prices in more than a decade during the last trading session of the second quarter. This strength came as a result of a continually tightening global demand, which has been exacerbated by the worst drought seen in Australia in more than 100 years. The USDA Planted Acreage Report showed that as a result of higher prices, more than a 5% increase in wheat had been sown this season, consistent with the Intentions Report. From the Intentions Report, and the data gleaned from the estimates of other crops, it is apparent that corn acreage was increased at the expense of beans and cotton and that wheat plantings were consistent. Soybean prices were volatile during the quarter, rocked by the Planted Acreage Report that revealed that soybean acreage had been reduced by approximately 15%. Cotton prices climbed steadily during the quarter due to a tightening supply/demand scenario. The Report also revealed that cotton acreage would be cut by 27% from the previous season.

Indices: US stocks ended the quarter higher overall, but off their highs late reached during the quarter. Strength in foreign equities, hectic M&A activity, forecast earnings and solid global growth lent support. The recent spike to 5.32% in the benchmark 10-Year note could prove to be a high for an extended period and many market participants feel that the latest FOMC minutes suggest that the Fed will remain on hold for an extended period. The summer season is upon the market, M&A activity appears to have slowed somewhat and the markets continue to watch the subprime sector with caution.

In Europe, it was a good quarter for the three largest indices, the German DAX, French CAC and UK FTSE, and for the region in general. All three major industries scored seven-year highs during the second quarter while closing somewhat below those levels. Even the specter of higher interest rates from the European Central Bank and the Bank of England failed to meaningfully diminish enthusiasm, but the weaker US markets and the terror issue in the UK did weigh on market psychology during the final days of June as the euro bourses turned in a mixed June performance.

Asian equity indices also scored second quarter gains and, like Europe, attracted significant foreign capital flows. The Shanghai market was particularly volatile during the quarter but had a clear upside bias as it ended June. Japan was aided by decent economic data as well as low inflation and the prospect of no imminent rate hike from the Bank of Japan. The Hang Seng finished higher and the Australian All Ordinaries were able to withstand hawkish comments from the Reserve Bank of Australia and soar to record levels.

Interest Rates: June proved a volatile month for US treasuries, on the back of substantial risk aversion mentality. They became the asset of choice as subprime issues, including the Bear Stearns/Merrill Lynch situation took center stage. However, generally tame inflation readings appeared to lessen pressure on the Fed and the most recent FOMC statement pointed to relatively balanced risks.

Sharply higher foreign rates were a factor in rising yields, but that lessened to some degree in the final weeks of the quarter. The EU, UK and Switzerland all hiked rates in the second quarter. The Reserve Bank of Australia sounded hawkish as the quarter ended. The Bank of Japan remained unchanged, after raising rates in the first quarter. Yields on the 10-year German Bund hit a new high during the quarter.

Metals: Volatile copper prices closed well over their first quarter close. A series of labor problems in Chile, Peru, Mexico and Canada were particularly supportive in the final half of June. LME spreads remain in backwardation, indicating supply tightness. Refined consumption continues to grow faster than production. Aluminum prices were quiet during the quarter. In contrast, nickel prices were quite volatile, plunging over 20% in June alone, after being one of the top performers of the Dow Jones/AIG Index. Warehouse stocks are still low, but they have been steadily rising and stainless steel demand has decreased somewhat. Zinc prices continue to fall, down over 20% for the year to date, despite overall strong global demand. Lead prices were higher in the second quarter on tight inventories and strong demand. China, the world’s largest lead producer, imposed a 10% tax on overseas sales. Tin prices finished the quarter slightly off their mid-March eighteen-year high. Gold prices were defensive during most of the second quarter, down slightly overall. Heavy selling from European central banks was a particular negative. Volatility was a watchword for silver during the quarter as funds moved in and out of the metal with most of the activity on the sell side during the final half of June as indicated in CFTC data. Platinum finished up slightly overall for the quarter. Global industrial demand has been solid, with strong jewelry demand and an increase in autocatalytic usage spurred by a growing diesel market. Palladium also ended the quarter slightly higher. South African labor concerns lent support to prices.

Softs: An increased sugar supply from Brazil was the latest bearish report for the commodity. Last year’s high prices, which encouraged increased production, are now taking their toll on prices. Coffee prices also fell during the second quarter, due to similarly rising inventories and favorable Brazilian weather. Cocoa prices rose to a four-year high after an attack on the prime minister of the Ivory Coast, pointing out how severe the country’s unrest is and restoring the “war premium” that had temporarily been lost in the cocoa market. Live cattle prices fell slightly during the second quarter and are down slightly year to date. Lower corn prices were noted in May and June, after cattle ranchers suffered with high feed prices for much of the year. An easing in the hype surrounding ethanol helped push corn prices lower. Cattle is now in peak-demand barbeque season and exports continue to be strong. Inventories are ample but show some evidence of decline. Live hog prices were volatile in the second quarter and ended the first half of the year down over 5% overall.

Second Quarter 2006

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

Currencies: Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

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

Energies: The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains: The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices: By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Metals: Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

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

Softs: The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2007

Currencies: (+) Gains were made in: Australian dollar versus U.S. dollar, euro and Japanese yen; Brazilian real; British pound; Canadian dollar versus euro, British pound and Japanese yen; Columbian peso; Czech Koruna; Dollar Index; euro versus Swedish krone; Hungarian forint; Iceland krona; Indian rupee; Indonesian rupiah; Israeli shekel; Japanese yen versus U.S. dollar, euro and Swiss franc; New Zealand dollar; Singapore dollar; and Turkish lira. Losses were made in: Argentine peso; British pound versus euro, Japanese yen and Swiss franc; Canadian dollar versus U.S. dollar and Swiss franc; Chilean peso; euro versus U.S. dollar, Polish zloty and Swiss franc; Korean won; Mexican peso; Swiss franc; Taiwan dollar; Norwegian krone; Polish zloty; Russian ruble; South African rand; Swedish krona.

Energies: (-) Losses were experienced in crude oil, gasoline and heating oil. Gains were made in brent crude and natural gas.

Grains: (-) Losses were experienced through positions in corn and soybean meal. Gains were made in soybeans and wheat.

Indices: (+) Gains were experienced in the CAC 40, DJ Stoxx 50, Dow Jones Industrial Average, FTSE 100, Nasdaq, Nikkei, OMX, S&P 500, Taiwan index, and the Tokyo stock indices. Losses were made in All Ordinaries, DAX, Hang Seng, IBEX 35, Russell 2000, S&P MIB 30 Index, and the S&P TSE 60 indices.

Interest Rates: (+) Gains were experienced in Australian Bond, Australian Bank Bills, Euribor, Eurodollars, Euroswiss, Euroyen, German 2-year Bonds, German Bobl, German Bund, Japanese Government Bonds, London Gilt, Short Sterling, U.S. Treasury Notes and Bonds. Losses were made in Canadian Bonds and Bankers Acceptances.

Meats: (+) Gains were made in live cattle.

Metals: (+) Gains were made in copper positions. Losses were experienced in gold, aluminum, and zinc.

Softs: (-) Losses were experienced in coffee and cocoa. Gains were made in sugar.

Second Quarter 2006

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

Results of Operations

The Class I net asset value (“Net Asset Value”) per Interest as of June 30, 2007 was $102.20 an increase of 4.07% from the December 31, 2006 Net Asset Value per Interest of $98.20 and an increase of 13.54% from the March 31, 2007 Net Asset Value per Interest of $90.01. The Class I Net Asset Value per Interest as of June 30, 2006 was $102.83, an increase of 5.59% from the December 31, 2005 Net Asset Value per Interest of $97.38 and an increase of 6.29% from the March 31, 2006 Net Asset Value per Interest of $96.74. Past performance is not necessarily indicative of future results.

The Class II Net Asset Value per Interest as of June 30, 2007 was 101.63, an increase of 5.09% from the December 31, 2006 Net Asset Value per Interest of $96.71 and an increase of 13.93% from the March 31, 2007 Net Asset Value per Interest of $89.20. The Class II Net Asset Value per Interest as of June 30, 2006 was $100.15, an increase of 0.15% from the May 1, 2006 (date of issue) Net Asset Value per Interest of $100.00. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $10,604,000 and $5,082,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $3,510,000 and $3,895,000, respectively.

Registrant’s average net assets increased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to additions and positive trading performance.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker at competitive interest rates and on the Registrant’s pro-rata share of the Registrant’s investments in the Trading Vehicles. Therefore, interest income varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $801,000 and $1,624,000, respectively, an increase of approximately $222,000 and $610,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due increased average net asset value. Interest income during Second Quarter 2006 and Year-To-Date 2006 was approximately $579,000 and $1,014,000, respectively.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $97,000 and $188,000, respectively, an increase of approximately $20,000 and $39,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Commissions and other transaction fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $77,000 and $149,000, respectively.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle and the managed accounts at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Second Quarter 2007 and Year-To-Date 2007 were approximately $412,000 and $841,000 respectively, an increase of approximately $81,000 and $251,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Trading Advisor during Second Quarter 2006 and Year-To-Date 2006 were approximately $331,000 and $590,000, respectively.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Second Quarter 2007 and Year-To-Date 2007 were approximately $87,000 and $175,000, respectively, an increase of approximately $22,000 and $60,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Managing Owner during Second Quarter 2006 and Year-To-Date 2006 were approximately $65,000 and $115,000, respectively.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of any calendar quarter. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $938,000 and $938,000, respectively. Incentive fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $309,000 and $466,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of each month. The Service Fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month of the Class I units sold by them. All unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Second Quarter 2007 were approximately $326,000 and $174,000, respectively, and Year-To-Date 2007 were approximately $658,000 and $349,000, respectively, an increase as compared to Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Service Fees and Sales Commissions during Second Quarter 2006 were approximately $256,000 and $129,000, respectively, and Year-To-Date 2006 were approximately, $460,000 and $231,000, respectively.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. For the Second Quarter 2007 and Year-To-Date 2007, operating expenses were approximately $216,000 and $332,000, respectively, an increase of approximately $100,000 and $101,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Operating expenses during Second Quarter 2006 and Year-To-Date 2006 were approximately $116,000 and $231,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006. Offering costs reimbursed by Registrant to the Managing Owner for the Second Quarter 2007 and Year-To-Date 2007 were approximately $87,000 and $175,000, respectively, an increase of approximately $22,000 and $58,000, respectively, as compared to the amount reimbursed by Registrant to the Managing Owner in the Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Offering Costs during Second Quarter 2006 and Year-To-Date 2006 were approximately $65,000 and $117,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Eagle, Ortus and the commodity broker for each Managed Account. With respect to Registrant’s investment in the Trading Vehicles, Registrant’s contractual obligations are with the Trading Vehicles, the Trading Advisor to each Trading Vehicle, and each Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisors (including the Trading Advisor to each Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by each Trading Vehicle to its respective Trading Advisor is at a fixed rate, calculated as a percentage of such Trading Vehicle’s “New High Net Trading Profits”. In addition, incentive fees payable by the Registrant to Eagle and Ortus are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker and each Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2007 and December 31, 2006. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2007 and December 31, 2006, Registrant had total capitalizations of approximately $73 million and $70 million, respectively.

	June 30, 2007		December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,753,027	5.25%	$4,155,508	5.92%
Currencies	$2,185,667	3.06%	$2,303,369	3.28%
Commodities	$1,314,119	1.84%	$1,572,743	2.24%
Stock indices	$562,839	0.79%	$3,547,046	5.05%

Total	$7,815,652	10.94%	$11,578,666	16.50%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2007 and Year-To-Date 2007 based upon Registrant’s total average capitalization of approximately $68 million and $68 million, respectively.

	Second Quarter 2007		Year-To-Date 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,191,290	4.69%	$3,522,983	5.19%
Currencies	$3,322,847	4.89%	$2,995,111	4.42%
Commodities	$870,515	1.28%	$1,236,790	1.82%
Stock indices	$1,023,077	1.50%	$1,788,149	2.64%

Total	$8,407,729	12.37%	$9,543,033	14.07%

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

Based on average trading value at risk during the Second Quarter 2007, Series J experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2006. The decrease was a portfolio-wide occurrence. The value at risk in the stock index sector declined the most. The greatest contributors to the reduced exposure were the Dow Jones Industrial Average, the Hang Seng, The S&P 500, The Dow Jones Eurostoxx, the Russell 2000, the Nikkei and the Taiwan Stock Indices. The value at risk in currencies declined due to reduced exposure in the Australian dollar, British pound, euro and Japanese yen. The decline in the value at risk in interest rates was primarily attributable to a reduction in the German Schatz and Bobl, and the Euroswiss. The value at risk in commodities declined primarily due to reduced exposure in cotton, zinc, natural gas and crude oil.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2007, the Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

WORLD MONITOR TRUST III – SERIES J

By: Preferred Investment Solutions Corp., its managing owner

By:	/s/ Kenneth A. Shewer	Date: August 14, 2007
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: August 14, 2007
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)