Form 10-Q
period 2007-09-30
World Monitor Trust III - Series J
filed 2007-11-13
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2007

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

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2007

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

World Monitor Trust III—Series J

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	2

	Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and three months ended September 30, 2006 and nine months ended September 30, 2007 and nine months ended September 30, 2006	4

	Statements of Changes in Unitholders’ Capital (Unaudited) for the nine months ended September 30, 2007 and nine months ended September 30, 2006	5

	Notes to Financial Statements (Unaudited)	6

WMT III Series G/J Trading Vehicle LLC:

	Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	22

	Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	23

	Statements of Operations (Unaudited) for the three months ended September 30, 2007 and three months ended September 30, 2006 and nine months ended September 30, 2007 and nine months ended September 30, 2006	24

	Statements of Changes in Members’ Capital (Unaudited) for the nine months ended September 30, 2007 and nine months ended September 30, 2006	25

	Notes to Financial Statements (Unaudited)	26

WMT III Series H/J Trading Vehicle LLC:

	Statements of Financial Condition as of April 30, 2007 (Date of Liquidation) and December 31, 2006	36

	Condensed Schedules of Investments as of April 30, 2007 (Date of Liquidation) and December 31, 2006	37

	Statements of Operations for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	38

	Statements of Changes in Members’ Capital for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	39

	Notes to Financial Statements	40

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

(CONTINUED)

SEPTEMBER 30, 2007

		Page
WMT III Series I/J Trading Vehicle LLC:

	Statements of Financial Condition as of April 30, 2007 (Date of Liquidation) and December 31, 2006	50

	Condensed Schedules of Investments as of April 30, 2007 (Date of Liquidation) and December 31, 2006	51

	Statements of Operations for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	52

	Statements of Changes in Members’ Capital for the Periods January 1, 2007 to April 30, 2007 (Date of Liquidation) and January 1, 2006 to December 31, 2006	53

	Notes to Financial Statements	54

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	77

PART II – OTHER INFORMATION		78

Item 1.	Legal Proceedings	78

Item 1.A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Submission of Matters to a Vote of Security Holders	78

Item 5.	Other Information	78

Item 6.	Exhibits:	78

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

September 30, 2007

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash	$50,107,036	$3,233,624
Unrealized gain on open futures contracts	1,264,271	0

Deposits with brokers	51,371,307	3,233,624
Cash and cash equivalents	1,143,609	0
Unrealized gain on open forward currency contracts	1,394,385	0
Interest receivable	156,998	2,032
Accounts receivable – net	20	15,622
Investment in WMT III Series G/J Trading Vehicle LLC, at fair value (32.89% and 34.60% of net asset value, respectively)	24,942,440	23,263,074
Investment in WMT III Series H/J Trading Vehicle LLC, at fair value (0% and 33.05% of net asset value, respectively)	0	22,215,588
Investment in WMT III Series I/J Trading Vehicle LLC, at fair value (0% and 35.68% of net asset value, respectively)	0	23,990,192
Redemption receivable	662,832	0

Total assets	$79,671,591	$72,720,132

LIABILITIES
Accrued expenses	$103,041	$122,485
Service fees and sales commission payable	0	39
Precharge commission commodities payable	3,805	0
Trading manager management fee payable	0	7
Trading advisor management fee payable	161,844	0
Trading advisor incentive fee payable	394,597	0
Offering costs payable	0	7
Redemptions payable	2,136,328	2,419,722
Subscriptions received in advance	1,046,704	2,949,731

Total liabilities	3,846,319	5,491,991

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ Interests (685,695.9294 and 644,120.0996 units outstanding) at September 30, 2007 and December 31, 2006, respectively	69,939,901	63,250,863
Managing Owner’s Interests (7,461.8706 and 7,198.7106 units outstanding) at September 30, 2007 and December 31, 2006, respectively	761,099	706,894

Class II Units:
Unitholders’ Interests (49,761.2293 and 33,473.1003 units outstanding) at September 30, 2007 and December 31, 2006, respectively	5,072,678	3,237,331
Managing Owner’s Interests (506.1224 and 341.7559 units outstanding) at September 30, 2007 and December 31, 2006, respectively	51,594	33,053

Total unitholders’ capital	75,825,272	67,228,141

Total liabilities and unitholders’ capital	$79,671,591	$72,720,132

NET ASSET VALUE PER UNIT
Class I	$102.00	$98.20

Class II	$101.94	$96.71

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Long futures contracts
Commodities	(0.01)%	$(9,538)	0.00%	$0
Currency	0.37%	285,000	0.00%	0
Energy	0.75%	565,981	0.00%	0
Metals	1.18%	892,166	0.00%	0
Stock indices	(0.04)%	(29,695)	0.00%	0

Net unrealized gain on open long futures contracts	2.25%	$1,703,914	0.00%	$0

Short futures contracts
Interest rates	(0.04)%	$(27,229)	0.00%	$0
Metals	(0.54)%	(412,414)	0.00%	0

Net unrealized loss on open short futures contracts	(0.58)%	$(439,643)	0.00%	$0

Net unrealized gain on open futures contracts	1.67%	$1,264,271	0.00%	$0

OPEN FORWARD CURRENCY CONTRACTS
Long forward currency contracts	5.23%	$3,962,267	0.00%	$0
Short forward currency contracts	(3.39)%	(2,567,882)	0.00%	0

Net unrealized gain on open forward currency contracts	1.84%	$1,394,385	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME (LOSS) FROM SERIES OPERATIONS:
REVENUES
Realized	879,640	0	2,703,497	0
Change in unrealized	352,969	0	2,658,656	0
Interest income	542,159	36,172	937,344	99,468

Total revenues	1,774,768	36,172	6,299,497	99,468

EXPENSES
Brokerage commissions	36,821	0	81,080	0
Advisor management fee	251,812	0	414,982	0
Advisor incentive fee	394,597	0	669,349	0
Management fee	94,036	80,562	268,773	196,032
Service fee – Class I Units	351,499	311,357	1,009,013	770,966
Sales commission	188,071	161,123	537,545	392,063
Operating expenses	85,474	73,544	261,855	200,125

Total expenses	1,402,310	626,586	3,242,597	1,559,186

NET INCOME (LOSS) FROM SERIES OPERATIONS	372,458	(590,414)	3,056,900	(1,459,718)

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES
REVENUES
Realized	$(599,742)	$(4,510,558)	$2,393,220	$(961,154)
Change in unrealized	198,650	1,069,242	(1,841,405)	1,414,855
Interest income	258,654	742,055	1,487,610	1,692,970

Total revenues	(142,438)	(2,699,261)	2,039,425	2,146,671

EXPENSES
Brokerage commissions	16,478	94,847	160,068	243,825
Advisor management fees	155,524	394,086	833,487	983,764
Advisor incentive fees	0	0	662,771	465,972
Operating expenses	22,882	24,020	178,112	128,119

Total expenses	194,884	512,953	1,834,438	1,821,680

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES	(337,322)	(3,212,214)	204,987	324,991

NET INCOME (LOSS)	$35,136	$(3,802,628)	$3,261,887	$(1,134,727)

NET INCOME (LOSS) PER WEIGHTED AVERAGE
UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$0.02	$(6.15)	$4.37	$(2.04)

Class II	$0.50	$(5.33)	$6.36	$(9.17)

Weighted average number of Units outstanding
Class I	681,493	600,868	681,310	494,883

Class II	48,286	19,727	44,757	13,460

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Class I				Class II				Total
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine months ended September 30, 2007
Unitholders’ capital at December 31, 2006	644,120.0996	$63,250,863	7,198.7106	$706,894	33,473.1003	$3,237,331	341.7559	$33,053	685,133.6664	$67,228,141
Net income	0.0000	2,945,335	0.0000	31,957	0.0000	281,882	0.0000	2,713	0.0000	3,261,887
Additions	167,489.7264	16,269,578	263.1600	25,000	20,590.9396	1,981,373	164.3665	16,000	188,508.1925	18,291,951
Redemptions	(125,913.8966)	(12,276,373)	0.0000	0	(4,302.8106)	(411,561)	0.0000	0	(130,216.7072)	(12,687,934)
Offering costs	0.0000	(249,502)	0.0000	(2,752)	0.0000	(16,347)	0.0000	(172)	0.0000	(268,773)

Unitholders’ capital at September 30, 2007	685,695.9294	$69,939,901	7,461.8706	$761,099	49,761.2293	$5,072,678	506.1224	$51,594	743,425.1517	$75,825,272

Nine months ended September 30, 2006
Unitholders’ capital at December 31, 2005	307,154.4306	$29,910,054	3,090.0000	$300,898	0.0000	$0	0.0000	$0	310,244.4306	$30,210,952
Net loss	0.0000	(1,001,117)	0.0000	(10,205)	0.0000	(122,135)	0.0000	(1,270)	0.0000	(1,134,727)
Additions	357,101.1653	35,465,541	3,609.8025	358,426	26,831.6519	2,665,050	278.2927	27,644	387,820.9124	38,516,661
Redemptions	(12,582.8529)	(1,233,627)	0.0000	0	0.0000	0	0.0000	0	(12,582.8529)	(1,233,627)
Exchanges	(644.2860)	(62,328)	0.0000	0	0.0000	0	0.0000	0	(644.2860)	(62,328)
Offering costs	0.0000	(192,326)	0.0000	(1,951)	0.0000	(3,257)	0.0000	(33)	0.0000	(197,567)

Unitholders’ capital at September 30, 2006	651,028.4570	$62,886,197	6,699.8025	$647,168	26,831.6519	$2,539,658	278.2927	$26,341	684,838.2041	$66,099,364

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

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J) (the “Company”), WMT III Series H/J Trading Vehicle LLC (whose sole members were Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members were Series I and Series J) (all three of which are collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Trust and each Series and of Futures Strategic Trust, and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles were established for the speculative trading of futures contracts, options on futures contracts and forward currency contracts. On April 30, 2007, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC (collectively, the “Terminated Trading Vehicles”) liquidated and ceased trading operations, leaving the Company as the only remaining trading vehicle investment for Series J. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be read in conjunction with Series J’s financial statements.

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

As a registrant with the Securities and Exchange Commission, the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust and the Trading Vehicle execute transactions.

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

The statement of financial condition as of September 30, 2007, the statements of operations for the three months and nine months ended September 30, 2007 and 2006, and the statements of changes in unitholders’ capital for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series J evaluated the impact of adopting FIN 48 on Series J’s financial statements. In Preferred’s opinion, FIN 48 had no material impact on Series J, as Series J’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Series J’s financial statements. At this time, the impact to Series J’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers and banks, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest at prevailing rates on all cash balances held by the clearing brokers and banks.

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

The investments in the Trading Vehicles are reported in Series J’s statement of financial condition at fair value. Fair value ordinarily is the value determined for the Trading Vehicle in accordance with the Trading Vehicle’s valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicle. Generally, the fair value of Series J’s investment in a Trading Vehicle represents the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable. Series J records its proportionate share of each item of income and expense from the investments in the Trading Vehicles in the statement of operations. Through its investment in the Trading Vehicles, Series J pays or paid its proportionate share of annual management fees (2.5%, 3.0% and 2.0% for Trading Vehicles G/J, H/J and I/J, respectively) and incentive fees (20% of New High Net Trading Profits as defined in the Advisory Agreements for the Trading Vehicles). Incentive fees are accrued monthly and paid quarterly in arrears. As of September 30, 2007, the Company represents the only remaining trading vehicle investment for Series J. The accounting policies, including valuation policies, of the Trading Vehicles are contained in the notes to the Trading Vehicles’ financial statements included in Sections II, III and IV of these financial statements.

D.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee) are allocated pro rata to the Class I Units and Class II Units monthly based on the units outstanding during the month. Class I Units are charged with the service fee applicable to such units. Distributions (other than redemptions of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the unitholders. The Managing Owner has not made and does not presently intend to make any distributions.

E.	Offering Costs

Initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 were advanced by the Managing Owner. Of the $1,454,441 advanced by the Managing Owner, Series J’s maximum reimbursement is $1,384,181 of which $566,845 was paid by Series J to the Managing Owner through September 30, 2007, leaving $817,336 payable by Series J to the Managing Owner subject to a maximum reimbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

Such initial offering expenses will be reimbursed by each Series, without interest, in 36 monthly payments during each of the first 36 months of the continuous offering period. The maximum amount of initial offering costs that each Series could reimburse the Managing Owner is equal to each Series percentage of total Trust net asset value at the beginning of each month. In no event shall the Managing Owner be entitled to reimbursement for such expenses in an aggregate amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by the Trust during the Initial Offering Period and the first 36 months of the continuous offering period.

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

Additional ongoing offering costs totaling $1,078,238 have been advanced by the Managing Owner through September 30, 2007. Of the $1,078,238 advanced by the Managing Owner, Series J’s maximum reimbursement is $1,022,254 of which $0 has been paid by Series J to the Managing Owner through September 30, 2007, leaving $1,022,254 payable by Series J to the Managing Owner subject to a maximum reimbursement of 0.50% per annum and other restrictions as disclosed in the Trust Agreement.

The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital. During the nine months ended September 30, 2007 and 2006, Series J’s calculated offering costs reimbursement exceeded 0.50% per annum of the Net Asset Value of Series J. Series J was only liable for the amount up to the 0.50% per annum limitation.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Management	$94,036	$80,562	$268,773	$196,032
General and administrative	22,244	33,021	94,873	56,722

	$116,280	$113,583	$363,646	$252,754

Expenses payable to the Managing Owner and its affiliates as of September 30, 2007 and December 31, 2006 were $22,244 and $20,686, respectively. Such amounts are included in accrued expenses on the statements of financial condition.

Note 4.	MANAGING OWNER

The Managing Owner of the Trust conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner and or its affiliates to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to an initial $25,000 minimum per Series). The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of the month.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to  1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Registrant to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent receives an ongoing monthly commission equal to  1 /12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them.

Class II unitholders are not assessed service fees.

Series J will also pay Kenmar Securities, Inc. a monthly sales commission equal to  1/12th of 1% (1%per annum) of the Net Asset Value of the outstanding units as of the beginning of each month.

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

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Following the Terminated Trading Vehicles’ liquidations on April 30, 2007, Series J’s investment in the Company became its only remaining trading vehicle investment. Series J’s investment in the Company represents approximately 92.79% of the net asset value of the Company at September 30, 2007. Series J’s investments in the Company, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represent approximately 91.80%, 76.38% and 98.92% of the net asset value of each Trading Vehicle at December 31, 2006, respectively. The investments in the Trading Vehicles are subject to the Organization Agreements of each of the Trading Vehicles.

Summarized information for these investments is as follows:

	Net Asset Value December 31, 2005	Investments	Income (Loss)	Redemptions	Net Asset Value September 30, 2006
WMT III Series G/J Trading Vehicle LLC	$10,034,305	$12,849,925	$783,349	$(591,646)	$23,075,933
WMT III Series H/J Trading Vehicle LLC	10,152,980	11,565,935	(878,020)	(591,646)	20,249,249
WMT III Series I/J Trading Vehicle LLC	10,028,449	13,319,024	419,662	(591,665)	23,175,470

Total	$30,215,734	$37,734,884	$324,991	$(1,774,957)	$66,500,652

	Net Asset Value December 31, 2006	Investments	Income (Loss)	Redemptions	Net Asset Value September 30, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$4,367,753	$2,800,702	$(5,489,089)	$24,942,440
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

Total	$69,468,854	$11,012,665	$204,987	$(55,744,066)	$24,942,440

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended September 30, 2007
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC*	WMT III Series I/J Trading Vehicle LLC*	Total
Realized trading gains (losses)	$3,947,999	$272,436	$(1,827,215)	$2,393,220
Change in unrealized trading losses	(684,167)	(497,525)	(659,713)	(1,841,405)
Interest income	789,942	339,975	357,693	1,487,610
Brokerage commissions	(73,224)	(23,143)	(63,701)	(160,068)
Advisor incentive fee	(662,771)	0	0	(662,771)
Advisor management fee	(460,032)	(217,947)	(155,508)	(833,487)
Operating expenses	(57,045)	(58,095)	(62,972)	(178,112)

Total	$2,800,702	$(184,299)	$(2,411,416)	$204,987

*	Through April 30, 2007 (date of liquidation)

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	INVESTMENTS IN TRADING VEHICLES (CONTINUED)

	Nine months ended September 30, 2006
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$435,929	$(558,724)	$(838,359)	$(961,154)
Change in unrealized trading gains (losses)	350,885	(179,330)	1,243,300	1,414,855
Interest income	565,000	567,442	560,528	1,692,970
Brokerage commissions	(89,299)	(50,955)	(103,571)	(243,825)
Advisor incentive fee	(106,937)	(225,472)	(133,563)	(465,972)
Advisor management fee	(329,348)	(389,495)	(264,921)	(983,764)
Operating expenses	(42,881)	(41,486)	(43,752)	(128,119)

Total	$783,349	$(878,020)	$419,662	$324,991

Series J may make additional contributions to, or redemptions from, the Trading Vehicles on a monthly basis.

Note 9.	MARKET AND CREDIT RISK

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

Series J has cash on deposit with financial institutions and in broker trading accounts. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests through its managed accounts traded by Eagle and Ortus. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk).

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

Credit Risk

When entering into futures or forward contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions, entered into by Series J as Series J’s clearing broker, is the sole counterparty. Series J has entered into a master netting agreement with its clearing broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007, such segregated assets totaled $47,103,357. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $1,623,248 at September 30, 2007. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all of Series J’s open futures contracts mature within three months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended September 30, 2007	Nine months ended September 30, 2007	Three months ended September 30, 2007	Nine months ended September 30, 2007
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$102.20	$98.20	$101.63	$96.71

Income (loss) from operations: (3)
Net realized and change in unrealized income (1)	1.05	7.91	1.05	7.91
Interest income (1)	1.10	3.34	1.07	3.31
Expenses (1)	(2.22)	(7.08)	(1.68)	(5.62)

Total income (loss) from operations	(0.07)	4.17	0.44	5.60

Offering costs (1)	(0.13)	(0.37)	(0.13)	(0.37)

Net increase (decrease) for the period	(0.20)	3.80	0.31	5.23

Net asset value per unit at end of period	$102.00	$102.00	$101.94	$101.94

Total Return (5)
Total return before incentive fee	0.33%	5.75%	0.84%	7.37%
Incentive fee	(0.53)%	(1.88)%	(0.53)%	(1.96)%

Total return after incentive fee	(0.20)%	3.87%	0.31%	5.41%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fee (2), (4)	(2.31)%	(2.62)%	(0.29)%	(0.57)%
Incentive fee (5)	(0.53)%	(1.88)%	(0.53)%	(1.96)%

Net investment loss after incentive fee	(2.84)%	(4.50)%	(0.82)%	(2.53)%

Interest income (4)	4.34%	4.58%	4.24%	4.57%

Incentive fees (5)	0.53%	1.88%	0.53%	1.96%
Other expenses (4)	6.65%	7.20%	4.53%	5.14%

Total expenses	7.18%	9.08%	5.06%	7.10%

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

	Class I		Class II
	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2006	May 1, 2006 (commencement) to September 30, 2006
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$102.83	$97.38	$100.15	$100.00

Loss from operations: (3)
Net realized and change in unrealized income (loss) (1)	(5.50)	2.83	(5.37)	(5.68)
Interest income (1)	1.25	3.55	1.43	2.69
Expenses (1)	(1.85)	(6.77)	(1.42)	(2.11)

Total loss from operations	(6.10)	(0.39)	(5.36)	(5.10)

Offering costs (1)	(0.13)	(0.39)	(0.14)	(0.25)

Net decrease for the period	(6.23)	(0.78)	(5.50)	(5.35)

Net asset value per unit at end of period	$96.60	$96.60	$94.65	$94.65

Total Return (5)
Total return before incentive fee	(6.06)%	0.16%	(5.49)%	(5.79)%
Incentive fee	0.00%	(0.96)%	0.00%	0.44%

Total return after incentive fee	(6.06)%	(0.80)%	(5.49)%	(5.35)%

Supplemental Data
Ratios to average net asset value: (3)
Net investment income (loss) before incentive fee (2), (4)	(2.44)%	(3.05)%	0.04%	0.35%
Incentive fee (5)	0.00%	(0.96)%	0.00%	0.44%

Net investment income (loss) after incentive fee	(2.44)%	(4.01)%	0.04%	0.79%

Interest income (4)	5.05%	4.77%	5.96%	6.55%

Incentive fees (5)	0.00%	0.96%	0.00%	(0.44)%
Other expenses (4)	7.49%	7.82%	5.92%	6.20%

Total expenses	7.49%	8.78%	5.92%	5.76%

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

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

September 30, 2007

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$26,459,603	$24,478,301
Net unrealized gain on open futures contracts	146,116	525,372
Net unrealized gain on open forward currency contracts	984,770	325,380
Interest receivable	77,898	99,446

Total assets	$27,668,387	$25,428,499

LIABILITIES
Accrued expenses	$66,920	$32,134
Commissions payable	905	3,576
Advisor fee payable	57,728	53,106
Redemptions payable	662,832	0

Total liabilities	788,385	88,816

MEMBERS’ CAPITAL (Net Asset Value)
Member G – Class I	1,083,466	908,532
Member G – Class II	854,096	1,168,077
Member J – Class I	23,350,490	22,158,018
Member J – Class II	1,591,950	1,105,056

Total members’ capital (Net Asset Value)	26,880,002	25,339,683

Total liabilities and members’ capital	$27,668,387	$25,428,499

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007		December 31, 2006
	Net Unrealized Gain (Loss) As a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) As a % of Net Asset Value	Net Unrealized Gain (Loss)
OPEN FUTURES CONTRACTS
Long futures contracts
Commodities	0.01%	$3,920	0.05%	$11,825
Energy	0.20%	54,191	0.00%	0
Interest rates	(0.07)%	(17,569)	(0.25)%	(64,318)
Metals	0.10%	26,560	(0.07)%	(16,513)
Stock indices	(0.00)%	(33)	0.78%	198,600
Other	(0.04)%	(13,163)	0.03%	8,813

Net unrealized gain on open long futures contracts	0.20%	$53,906	0.54%	$138,407

Short futures contracts
Commodities	(0.01)%	$(1,300)	0.01%	$3,290
Energy	0.00%	0	0.31%	78,298
Interest rates	0.00%	14	1.38%	347,838
Metals	(0.11)%	(29,520)	0.05%	12,850
Stock indices	0.50%	134,103	(0.17)%	(42,545)
Other	(0.04)%	(11,087)	(0.05)%	(12,766)

Net unrealized gain on open short futures contracts	0.34%	$92,210	1.53%	$386,965

Net unrealized gain on open futures contracts	0.54%	$146,116	2.07%	$525,372

OPEN FORWARD CURRENCY CONTRACTS
Long forward currency contracts	7.37%	1,981,410	1.32%	333,447
Short forward currency contracts	(3.71)%	(996,640)	(0.03)%	(8,067)

Net unrealized gain on open forward currency contracts	3.66%	$984,770	1.29%	$325,380

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Realized	$(645,186)	$(770,680)	$3,263,654	$409,507
Change in unrealized	211,186	422,962	280,134	376,727
Interest income	278,573	275,588	857,501	599,776

Total revenues	(155,427)	(72,130)	4,401,289	1,386,010

EXPENSES
Brokerage commissions	17,746	28,052	79,473	94,149
Advisor management fees	167,490	146,480	499,238	349,136
Advisor incentive fees	0	0	717,154	107,871
Operating expenses	24,645	8,507	61,841	45,068

Total expenses	209,881	183,039	1,357,706	596,224

NET INCOME (LOSS)	$(365,308)	$(255,169)	$3,043,583	$789,786

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Members’ Capital
	Member G – Class I	Member G – Class II	Member J – Class I	Member J – Class II	Total
Nine months ended September 30, 2007
Balance at December 31, 2006	$908,532	$1,168,077	$22,158,018	$1,105,056	$25,339,683
Net income	116,565	126,318	2,627,451	173,249	3,043,583
Additions	178,000	104,500	3,897,463	470,291	4,650,254
Redemptions	(119,631)	(544,799)	(5,332,442)	(156,646)	(6,153,518)

Balance at September 30, 2007	$1,083,466	$854,096	$23,350,490	$1,591,950	$26,880,002

Nine months ended September 30, 2006
Balance at December 31, 2005	$509,406	$0	$10,034,305	$0	$10,543,711
Net income	6,437	0	783,349	0	789,786
Additions	1,699,677	0	12,849,925	0	14,549,602
Redemptions	(442,280)	0	(591,646)	0	(1,033,926)

Balance at September 30, 2006	$1,773,240	$0	$23,075,933	$0	$24,849,173

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series G/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts. Preferred Investment Solutions Corp. (“Preferred” or “Managing Member”) is the Managing Member of the Trading Vehicle. The Trading Vehicle currently consists of four members: World Monitor Trust III – Series G, Class I (“Member G-Class I”), World Monitor Trust III – Series G, Class II (“Member G-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”) and World Monitor Trust III – Series J, Class II (“Member J-Class II”) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, the statements of operations for the three months and nine months ended September 30, 2007 and 2006 and the statements of changes in members’ capital (net asset value) for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of the Managing Member, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series G/J Trading Vehicle LLC as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Trading Vehicle evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred as Managing Member of the Trading Vehicle is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred as Managing Member of the Trading Vehicle is currently evaluating the impact of adopting SFAS No. 159 on its financial statements. At this time, the impact to the Trading Vehicle’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trading Vehicle receives interest on all cash balances held by the clearing brokers at prevailing interest rates.

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

The Trading Vehicle allocates profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle has not made and does not presently intend to make any distributions.

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

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. For the nine months ended September 30, 2007 and 2006, the Trading Advisor earned incentive fees of $717,154 and $107,871, respectively.

Note 4.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Trading Vehicle.

Note 5.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note 6.	DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposits collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements are satisfied by the deposit of cash with such brokers. The Trading Vehicle earns interest income at competitive rates on assets deposited with UBS Securities LLC and UBS AG.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Additional investments in the Trading Vehicle can be made at any time subject to the terms of the Organization Agreement.

The Trading Vehicle is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital at any time, subject to the terms in the Organization Agreement.

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Credit Risk (Continued)

The Managing Member attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2007 and December 31, 2006, such segregated assets totaled $9,505,048 and $22,129,652, respectively. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $5,426,951 and $2,497,027 at September 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2007, all open futures and forward contracts mature within eighteen months.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Total return (1)
Total return before incentive fee	(1.40)%	(1.29)%	14.25%	6.88%
Incentive fee	0.00%	0.00%	(2.82)%	(0.78)%

Total return after incentive fee	(1.40)%	(1.29)%	11.43%	6.10%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.16%	3.17%	3.29%	3.63%
Incentive fee (1)	0.00%	0.00%	2.76%	0.60%

Total expenses and incentive fee	3.16%	3.17%	6.05%	4.23%

Net investment income (2), (3)	1.03%	1.60%	1.11%	0.03%

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

WMT III SERIES H/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

As of April 30, 2007 (Date of Liquidation) and December 31, 2006

And for the Periods from January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Members of

World Monitor Trust III Series H/J Trading Vehicle LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III Series H/J Trading Vehicle LLC (the “Trading Vehicle”) as of April 30, 2007 (Date of Liquidation) and December 31, 2006, and the related statements of operations and changes in members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006. These financial statements are the responsibility of the Trading Vehicle’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Vehicle is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Vehicle’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III Series H/J Trading Vehicle LLC at April 30, 2007 (Date of Liquidation) and December 31, 2006, and the results of its operations and changes in its members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York

July 25, 2007

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$6,867	$0
Cash in commodity trading accounts	24,557,766	28,463,857
Net unrealized gain on open futures contracts	0	622,289
Interest receivable	0	114,572

Total assets	$24,564,633	$29,200,718

LIABILITIES
Accrued expenses	$75,138	$32,141
Commissions payable	0	8,336
Redemptions payable	24,219,558	0
Advisor fee payable	269,937	73,255

Total liabilities	24,564,633	113,732

MEMBERS’ CAPITAL (Net Asset Value)
Member H—Class I	0	1,140,902
Member H—Class II	0	444,359
Member J—Class I	0	21,153,067
Member J—Class II	0	1,062,521
Member—Futures Strategic Trust	0	5,286,137

Total members’ capital (Net Asset Value)	0	29,086,986

Total liabilities and members’ capital	$24,564,633	$29,200,718

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

WMT III SERIES H/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Members’ Capital
	Member H – Class I	Member H – Class II	Member J – Class I	Member J – Class II	Futures Strategic Trust	Total
Balance at December 31, 2005	$515,430	$0	$10,152,980	$0	$0	$10,668,410
Additions	1,154,252	528,000	13,133,733	1,177,042	5,372,605	21,365,632
Redemptions	(422,422)	(9,587)	(1,009,312)	(10,526)	(40,011)	(1,491,858)
Net loss	(106,358)	(74,054)	(1,124,334)	(103,995)	(46,457)	(1,455,198)

Balance at December 31, 2006	1,140,902	444,359	21,153,067	1,062,521	5,286,137	29,086,986
Additions	0	0	2,881,832	440,624	0	3,322,456
Redemptions	(109,663)	(2,193)	(1,610,471)	(54,999)	(5,226,072)	(7,003,398)
Net loss for the period January 1, 2007 to April 30, 2007	(9,425)	(3,946)	(173,276)	(11,023)	(60,065)	(257,735)

Members capital before liquidating redemptions	1,021,814	438,220	22,251,152	1,437,123	0	25,148,309
Liquidating redemptions	(1,021,814)	(438,220)	(22,251,152)	(1,437,123)	0	(25,148,309)

Members’ capital at April 30, 2007	$0	$0	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES H/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

WMT III SERIES I/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

As of April 30, 2007 (Date of Liquidation) and December 31, 2006

And for the Periods from January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Members of

World Monitor Trust III Series I/J Trading Vehicle LLC

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) as of April 30, 2007 (Date of Liquidation) and December 31, 2006, and the related statements of operations and changes in members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006. These financial statements are the responsibility of the Trading Vehicle’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Vehicle is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Vehicle’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III Series I/J Trading Vehicle LLC at April 30, 2007 (Date of Liquidation) and December 31, 2006, and the results of its operations and changes in its members’ capital for the period from January 1, 2007 to April 30, 2007 (Date of Liquidation) and the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York

July 25, 2007

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

April 30, 2007 (Date of Liquidation) and December 31, 2006

	April 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$7,830	$0
Cash in commodity trading accounts	22,072,902	22,775,701
Net unrealized gain on open futures contracts	923,605	1,593,108
Interest receivable	85,232	88,932

Total assets	$23,089,569	$24,457,741

LIABILITIES
Accrued expenses	$76,078	$31,981
Commissions payable	0	4,045
Advisor incentive fee payable	0	129,513
Advisor management fee payable	77,601	40,845
Redemptions payable	22,935,890	0

Total liabilities	23,089,569	206,384

MEMBERS’ CAPITAL
Member I—Class I	0	261,165
Member J—Class I	0	22,894,320
Member J—Class II	0	1,095,872

Total members’ capital (Net Asset Value)	0	24,251,357

Total liabilities and members’ capital	$23,089,569	$24,457,741

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

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2007 to April 30, 2007 (Date of Liquidation) and

For the Year Ended December 31, 2006

	Members’ Capital
	Member I – Class I	Member J – Class I	Member J – Class II	Total
Balance at December 31, 2005	$509,108	$10,028,449	$0	$10,537,557
Additions	209,705	13,009,055	1,098,424	14,317,184
Redemptions	(475,143)	(2,134,871)	(55,545)	(2,665,559)
Net income	17,495	1,991,687	52,993	2,062,175

Balance at December 31, 2006	261,165	22,894,320	1,095,872	24,251,357
Additions	100,000	2,881,832	440,624	3,422,456
Redemptions	(9,592)	(1,610,471)	(54,999)	(1,675,062)
Net loss for the period January 1, 2007 to April 30, 2007	(34,139)	(2,274,324)	(137,092)	(2,445,555)

Members’ capital before liquidating redemptions	317,434	21,891,357	1,344,405	23,553,196
Liquidating redemptions	(317,434)	(21,891,357)	(1,344,405)	(23,553,196)

Balance at April 30, 2007	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Trading Vehicle has evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

This report on Form 10Q (the “Report”) for the three months ended September 30, 2007 (“Third Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G are the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures, forward and option contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedule of investments, are included in Section II, III and IV of the financial statements and should be read in conjunction with Registrant’s financial statements.

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

Each Trading Vehicle has or had its own independent commodity trading advisor that makes such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle, respectively (the “Trading Advisors”), to make the trading decisions for each Trading Vehicle. Graham trades 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified at 150% Leverage program, which is a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which is a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreements may be terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles have allocated approximately 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisors.

G/J Trading Vehicle pays Graham a monthly management fee equal to  1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to  1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s

Net Asset Value. Each Trading Vehicle also pays or paid the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on the Registrant’s financial statements. At this time, the impact to the Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2007 resulted in additional gross proceeds to Registrant of $65,178,975.

Subscriptions of General Interests for Third Quarter 2007, the nine months ended September 30, 2007 (“Year-To-Date 2007”) and for the period from December 1, 2005 (commencement of operations) to September 30, 2007 were $4,000, $41,000 and $791,071, respectively. Subscriptions of General Interests for the three months ended September 30, 2006 (“Third Quarter 2006”), the nine months ended September 30, 2006 (“Year-To-Date 2006”) and for the period from December 1, 2005 (commencement of operations) to September 30, 2006 were $150,548, $386,070 and $695,070, respectively. Subscriptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to September 30, 2007 were $6,833,555, $18,250,951 and $95,412,347, respectively. Subscriptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to September 30, 2006 were $14,855,416, $38,130,591 and $68,846,034, respectively.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase for Class I. Redemptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to September 30, 2007 were $4,071,013, $12,687,934 and $22,330,181 respectively. Redemptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to September 30, 2006 were $987,391, $1,233,627 and $1,233,627, respectively.

Redemptions of General Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from December 1, 2005 (commencement of operations) to September 30, 2007 were $0, $0 and $1,000, respectively. Redemptions of General Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from December 1, 2005 (commencement of operations) to September 30, 2006 were $0, $0 and $0, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts or the G/J Trading Vehicle in subsequent periods.

Interests owned in any Series of the Trust may be exchanged, without any charge, for Interests of one or more other Series of the Trust on a monthly basis for as long as Limited Interests in those Series are being offered to the public. As such, Limited Interests in Registrant may be exchanged for Limited Interests in Series G, and Limited Interests in Series G may be exchanged for Limited Interests in Registrant. However, following Series H and Series I’s liquidations on April 30, 2007, Limited Interests in Registrant may not be exchanged for Limited Interests in Series H or Series I, nor may Limited Interests in Series H or Series I be exchanged for Limited Interests in Registrant. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2007, approximately 100% of Registrant’s net assets were allocated to commodities trading through its investments in the G/J Trading Vehicle and the managed accounts. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. The clearing broker and bank credit Registrant (either directly or through the Trading Vehicle) with interest income earned on accounts maintained with the clearing broker and bank during each month.

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

Since Registrant’s business is to trade futures, forward and option contracts (through its investment in the Trading Vehicles and Managed Accounts), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the G/J Trading Vehicle and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2007

Throughout the third quarter of 2007, subprime/credit concerns dominated the global economy with some forecasting a recession as a result. Former Fed Chairman Greenspan said the risk of inflation has increased, although he still put the odds of a recession below 50%. The crisis, or at least the paranoia surrounding it, seemed to worsen with each passing day during most of the quarter. In reaction, the US Federal Reserve (the “Fed”) cut rates in August and September. In general, pundits and economists approved of the Fed’s stance but a few saw it as highly inflationary and some a bailout of Wall Street.

On the economic data front, already dismal housing numbers only got worse during the quarter. Both housing starts and building permits fell to their lowest levels since 1995. Both existing and new home sales plunged. Inventories remained burdensome.

On the inflation front, the producer price index fell each month during the third quarter. Falling food and energy prices kept wholesale inflation in check. For the most part, producers still seem to be absorbing higher commodity costs without passing them to the consumer. The more closely watched consumer price index, the measure of a basket of consumer goods, fell slightly overall.

The most troubling economic data number released in the quarter was the August employment report that showed nonfarm payrolls contract for the first time since August of 2003. The unemployment rate held steady at 4.6%.

Volatile durable goods orders fell sharply in August after a larger gain in July. Retail sales were up during the past year, but consumer confidence numbers tended to weaken in September. However, the latest report on consumer spending showed the largest gain in two years.

Outside of the US, at the start of the quarter, both the Bank of England and the European Central Bank were forecast to raise rates. But by the end of September, the picture had changed dramatically. The Bank of England was forced to deal with the Northern Rock crisis. The European Central Bank had been seen as hawkish in their views, but the US rate cuts and some evidence of a slowing economic landscape, particularly in Germany, has some market participants looking for the maintenance of current levels. In the UK, LIBOR rose at the close of the quarter as Northern Rock borrowed more from the Bank of England and other banks were caught in something of a credit squeeze. The Bank of England engaged in unprecedented measures to add liquidity to the financial markets. LIBOR’s volatility continued into the fourth quarter.

Currencies: After mixed trading patterns, albeit with a downside bias, for much of July through mid-August, the dollar fell to record levels against the euro and British pound sterling in September. Overall, the dollar declined against 13 of the 16 major currencies in September, sending the dollar index to all-time lows. The euro’s share of global foreign exchange reserves rose to a record high in September. The euro also gained on the yen in September, after losing some ground in August. It was a rocky month for the pound to the euro, trading nearly at a 30-month low. The pound grew slightly on the dollar in September, but lower then the 25-year high set in July.

The yen ended the month lower then in previous months. A change in prime ministers as the disgraced Mr. Abe stood down had virtually no impact. Carry trade has lessened, but forecasts of its demise have proven premature. Regarding rates, the Bank of Japan held rates steady during the quarter. China saw a record trade surplus in August. The Chinese yuan continued its decline, albeit very gradual to the US dollar. High yield currencies such as the Canadian, Australian and New Zealand dollars had a strong third quarter. All of these currencies attracted fund and carry trade demand during the quarter.

Energies: Crude oil entertained the global markets with a superior quarter, especially in the latter part of September. Prices very briefly traded below $70 in early August during the period of an overall commodity selling blitz, but it was essentially straight up from there. After touching an all time high in September, crude finished the quarter with a year to date gain of just over 17%. While political tensions were quiet in the third quarter, there seemed to be an increasing undercurrent toward quarter’s end. Nigerian unrest reasserted itself after a period of comparative calm. OPEC raised production at its most recent meeting but this drew limited reaction. Global demand, not surprisingly led by China, remains extremely buoyant. Weather/tropical storm factors had a minimal impact during the month.

Abundant supply and benign weather weighed on natural gas prices for much of the third quarter, but prices staged a solid rally in September and finished the quarter lessening its year-to-date loss to just over 16%. While there were no storms, there were enough precautionary shutdowns in September to turn the market around and the surge in crude aided sentiment. The potential for a La Niña weather pattern this winter could prove supportive in the fourth quarter, as this weather pattern typically leans to cold weather in the northeast. Despite being in the height of the hurricane season, there were no lasting supply interruptions to heating oil in the quarter. Reformulated gasoline prices ended the quarter lower. A lag in price relative to crude is the key reason prices at the pump have not risen in the face of surging crude. Overall supplies have been sufficient to meet demand.

Grains: Trepidation that wheat shortages might lead to tight supplies led to continued expansion in the third quarter, with an astounding 48% increase in the price of wheat. Behind the exploding wheat prices were the ongoing crop worries in Australia, the world’s largest exporter of wheat. Market participants worry that the high prices will have a spillover effect on the prices of other crops that can be planted on wheat acreage. Soybean prices similarly increased in the third quarter, up more than 25%. In addition to the supply side support, born of reduced acreage this past season at the hands of the agri-energy darling corn, the demand side of the equation has been equally influential, as overseas buying of beans, oil, and meal has been relentless. Global cotton consumption remains robust. Regarding the supply and demand equation, the financial allure to grow the crop may tempt farmers to plant additional acreage. Corn prices also rose dramatically in the third quarter. Supply and demand fundamentals indicated that the price fears created by the ethanol-induced glut of corn acreage may have subsided. As the price of competing crops wheat and beans moved sharply higher on the back of a demand-driven/supply-uncertain rally, corn prices rallied as it suddenly became a comparatively cheap substitute, especially as a feed grain.

Indices: It was a nervous and, at times, erratic trading quarter for US and global equities surrounding the credit crisis and subprime mortgage fallout. However, the US Fed’s aggressive move on September 18 was well received and helped end the quarter on a positive note for equities, despite weakness in some areas led by financials. The Dow Jones Industrial Average, the tech-heavy NASDAQ and the S&P 500 indices all finished higher for the quarter. For the most part, the third quarter had the major European bourses following the pattern of the US but with a slight trail and most finished lower on the quarter.

Equities soared in Asia, with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during the quarter. The Nikkei ended the quarter slightly below its second quarter close, due in large part to rate concerns, carry trade issues and political shifts.

Interest Rates: September proved an eventful month for US Treasuries as speculation abounded regarding what the Federal Reserve might, or might not, do. On September 18 the Fed voted to cut both the Fed Funds rate by 50 basis points to 4.75% and the discount rate by another 50 basis points to 5.25%. After the Fed move the yield curve showed significant steepening. The European Central Bank (“ECB”) held steady at the September meeting. While ECB President Jean Claude Trichet exhibited a somewhat “hawkish” rhetoric, the bank appears to many to be on hold through year-end, a change from a month ago when a rate increase appeared most probable. Market participants believe that the Bank of England (“BOE”), forced to deal with the Northern Rock crisis, may now be set to cut rates. LIBOR saw higher yields during September as Northern Rock borrowed more from the BOE and other banks were caught in something of a quarter-ending credit squeeze. There was no change by the Bank of Japan in September.

Metals: Gold was a stellar performer during the quarter. After being subject to margin selling as related to sub prime/credit concerns, Japanese carry trades and a general flight to quality, gold resumed its role as an alternative asset with vengeance. The plunge in the US dollar against other major currencies and a pattern of lower global interest rates increased demand for the metal. Gold now appears to have returned to its traditional role as a monetary asset to go along with strong physical demand. Jewelry demand is also solid, despite high price points. Gold for December delivery finished September up over 12% year to date within the Dow Jones AIG Index.

While gold achieved 27-year highs, silver remains below its high level from earlier this year. Overall physical demand has been and continues to hold buoyant. After stumbling in August, platinum staged an impressive rally through the end of the quarter. China’s appetite for platinum has been exceptionally strong, as evidenced by the latest customs statistics. Platinum jewelry sales continue to be strong, including an over 50% increase in jewelry buying through August versus 2006 in China. Other Asian nations showed a net increase of over 15%. Labor tensions in South Africa supported both palladium and platinum prices, but the former lacked the aggressive Chinese interest and also saw minimal jewelry off-take.

Among base metals, the third quarter proved volatile for copper prices. The general commodity selling blitz in August took its toll on the red metal, but prices came back with a vengeance in September. Strong global demand, led by China, paved the way along with a series of labor disputes in Chile, Mexico and Peru. Like copper, aluminum prices fell in August, but were not able to recover in September. Year to date, aluminum prices are down over 13%. Nickel also fell in August, but managed a small reversal in September. Spot nickel demand has been buoyant, particularly from the Far East outside of Japan. Overall, global stainless steel demand has been decent. Zinc prices fell throughout the third quarter and are now down over 25% for the year to date. Lead prices ended the quarter up sharply higher as buoyant global demand has resulted in a production deficit, the sixth consecutive annual deficit. Tin prices saw an eighteen-year high in July, but ended the third quarter slightly lower.

Softs: Sugar prices were volatile during the quarter, but ended slightly higher to reduce its year-to-date loss to just under 20%. Coffee had been losing ground all year until it woke up in September and eased its year-to-date loss to just over 8%. Cocoa rallied late in the quarter. Declining US warehouse inventories have been supportive, along with reports of “black pod” disease in West Africa. The lingering threat of political unrest in the Ivory Coast persists. Cattle prices fell during the quarter. Korea rejected a third shipment of US beef due to mad-cow disease concerns. Hog prices fell to seventeen-month lows in the third quarter. The market remains dependent on strong Asian demand but China has proven to buy less than expected, making hogs a rare market in that regard.

Third Quarter 2006

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

Currencies: Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

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

Energies: The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

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

Grains: Corn prices fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices: The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates: The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

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

Metals: Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs: Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Third Quarter 2007

Currencies: (-) The majority of losses were experienced in the U.S. dollar versus the Canadian dollar, Swiss franc, Japanese yen and Mexican peso. The majority of gains were made in the U.S. dollar versus the Australian dollar, euro, British pound and Turkish lira.

Energies: (+) Gains in this sector were made in crude and natural gas. Losses were experienced in gasoline and heating oil.

Grains: (+) Gains were experienced in soybeans and wheat. Losses were experienced in corn.

Indices: (+) The majority of gains were experienced in the Nikkei and Taiwan Index. The majority of losses were experienced in the Hang Seng, Nasdaq and S&P 500 indices.

Interest Rates: (-) The majority of losses were experienced in the German Bund, Japanese Government Bond and U.S. 5-year Treasury Note.

Meats: (-) Losses were made in cattle.

Metals: (+) Gains were experienced in aluminum and zinc. Losses were experienced in copper and gold.

Softs: (-) Losses were experienced in cocoa, coffee and sugar.

Third Quarter 2006

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

Results of Operations

The Class I net asset value (“Net Asset Value”) per Interest as of September 30, 2007 was $102.00 an increase of 3.87% from the December 31, 2006 Net Asset Value per Interest of $98.20 and a decrease of 0.20% from the June 30, 2007 Net Asset Value per Interest of $102.20. The Class I Net Asset Value per Interest as of September 30, 2006 was $96.60, a decrease of 0.80% from the December 31, 2005 Net Asset Value per Interest of $97.38 and a decrease of 6.06% from the June 30, 2006 Net Asset Value per Interest of $102.83. Past performance is not necessarily indicative of future results.

The Class II Net Asset Value per Interest as of September 30, 2007 was $101.94, an increase of 5.41% from the December 31, 2006 Net Asset Value per Interest of $96.71 and an increase of 0.31% from the June 30, 2007 Net Asset Value per Interest of $101.63. The Class II Net Asset Value per Interest as of September 30, 2006 was $94.65, a decrease of 5.35% from the May 1, 2006 (date of issue) Net Asset Value per Interest of $100.00 and a decrease of 5.49% from the June 30, 2006 Net Asset Value per interest of $100.15. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $832,000 and $5,914,000, respectively. Registrant’s trading gains/(losses) before commissions and related fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $(3,441,000) and $454,000, respectively.

Registrant’s average net assets increased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to additional subscriptions.

Interest income is earned on the Registrant’s accounts maintained with the clearing broker and banks at competitive interest rates and on the Registrant’s pro-rata share of the Registrant’s investments in the Trading Vehicles. Therefore, interest income varies monthly according to interest rates, contributions, trading performance and redemptions. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $801,000 and $2,425,000, respectively, an increase of approximately $23,000 and $633,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Interest income during Third Quarter 2006 and Year-To-Date 2006 was approximately $778,000 and $1,792,000, respectively.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly contributions, trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $53,000 and $241,000, respectively, a decrease of approximately $42,000 and $3,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due tolower trading volume. Commissions and other transaction fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $95,000 and $244,000, respectively.

Management fees to the Trading Advisors are calculated on the net asset value of Registrant’s investment in the Trading Vehicle and the managed accounts at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Third Quarter 2007 and Year-To-Date 2007 were approximately $407,000 and $1,248,000 respectively, an increase of approximately $13,000 and $264,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Trading Advisor during Third Quarter 2006 and Year-To-Date 2006 were approximately $394,000 and $984,000, respectively.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Third Quarter 2007 and Year-To-Date 2007 were approximately $94,000 and $269,000, respectively, an increase of approximately $13,000 and $73,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset value. Management fees to the Managing Owner during Third Quarter 2006 and Year-To-Date 2006 were approximately $81,000 and $196,000, respectively.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreements) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of any calendar quarter. Incentive fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $395,000 and $1,332,000, respectively. Incentive fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $0 and $466,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I Units, monthly, equal to  1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of each month. The Service Fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly commission equal to  1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Third Quarter 2007 were approximately $351,000 and $188,000, respectively, and Year-To-Date 2007 were approximately $1,009,000 and $538,000, respectively, an increase as compared to Third Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Service Fees and Sales Commissions during Third Quarter 2006 were approximately $311,000 and $161,000, respectively, and Year-To-Date 2006 were approximately, $771,000 and $392,000, respectively.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. For the Third Quarter 2007 and Year-To-Date 2007, operating expenses were approximately $108,000 and $440,000, respectively, an increase of approximately $10,000 and $112,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset value. Operating expenses during Third Quarter 2006 and Year-To-Date 2006 were approximately $98,000 and $328,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006. Offering costs reimbursed by Registrant to the Managing Owner for the Third Quarter 2007 and Year-To-Date 2007 were approximately $94,000 and $269,000, respectively, an increase of approximately $13,000 and $71,000, respectively, as compared to the amount reimbursed by Registrant to the Managing Owner in the Third Quarter 2006 and Year-To-Date 2006 due primarily to increased average net assets. Offering Costs during Third Quarter 2006 and Year-To-Date 2006 were approximately $81,000 and $198,000, respectively.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Eagle, Ortus and the commodity broker for each Managed Account. With respect to Registrant’s investment in the Trading Vehicles, Registrant’s contractual obligations are with the Trading Vehicles, the Trading Advisor to each Trading Vehicle, and each Trading Vehicle’s commodity and prime brokers. Management fees payable by the Registrant to the Trading Advisors (including the Trading Advisor to each Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by each Trading Vehicle to its respective Trading Advisor is at a fixed rate, calculated as a percentage of such Trading Vehicle’s “New High Net Trading Profits”. In addition, incentive fees payable by the Registrant to Eagle and Ortus are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker and each Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2007 and December 31, 2006. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2007 and December 31, 2006, Registrant had total capitalizations of approximately $76 million and $67 million, respectively.

	September 30, 2007		December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$464,977	0.60%	$4,155,508	5.92%
Currencies	$4,078,029	5.29%	$2,303,369	3.28%
Commodities	$1,736,991	2.26%	$1,572,743	2.24%
Stock indices	$490,912	0.64%	$3,547,046	5.05%

Total	$6,770,908	8.79%	$11,578,666	16.50%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2007 and Year-To-Date 2007 based upon Registrant’s total average capitalization of approximately $75 million and $70 million, respectively.

	Third Quarter 2007		Year-To-Date 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,298,228	1.74%	$2,610,076	3.74%
Currencies	$2,970,588	3.98%	$3,066,246	4.40%
Commodities	$1,696,277	2.27%	$1,412,852	2.03%
Stock indices	$966,362	1.29%	$1,581,966	2.27%

Total	$6,931,456	9.28%	$8,671,140	12.44%

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

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

As of September 30, 2007, the Fund experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2006. The decrease was primarily attributable to exposure reductions in the stock index and interest rate sectors. These reductions were partially offset by increased exposure in currencies. The commodity sector was flat at the end of the third quarter relative to year-end December 2006. The greatest contributors to the value at risk reduction in the interest rate sector were the German BUND and BOBL, the 10-year U.S. Treasury Note and the British Gilt. The value at risk in the stock index sector declined primarily due to reduced exposure to the DAX, DJ Stoxx, Hang Seng and CAC 40 indices. The value at risk in currencies expanded primarily due to increased exposure in the Swiss franc, Turkish lira, Mexican peso and Columbian peso.

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

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Class	Type of Units	Aggregate Purchase Price
08/01/2007	II	General	$1,000
09/01/2007	II	General	$3,000

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 13, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 13, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)