Form 10-K
period 2007-12-31
World Monitor Trust III - Series J
filed 2008-04-29
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of Registrant as specified in its charter)

Delaware	20-2446281
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series J Units of Beneficial Interest, Class I

(Title of class)

Series J Units of Beneficial Interest, Class II

(Title of class)

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 2007 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 31, 2007

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 27, 2007

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 12, 2007

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 22, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 25, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 6, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 23, 2005

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on May 13, 2005

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

Series G, H, I and J commenced trading operations on December 1, 2005.

Units in are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective March 31, 2007 and dissolved Series H and Series I effective close of business on April 30, 2007. The Managing Owner terminated the offering of Units of Series G on December 31, 2007 and dissolved Series G effective close of business on December 31, 2007.

Managing Owner and its Affiliates

The Managing Owner and or its affiliates have agreed to purchase and maintain an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant or $25,000, whichever is greater.

The Offering

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II of Units are being offered (“Subscription Maximum”). The offering of Units of Series H, Class I (up to $37,500,000), Series H, Class II ($12,500,000), Series I, Class I ($18,750,000) and Series I, Class II ($6,250,000) were terminated effective March 31, 2007. The offering of Units of Series G, Class I (up to $37,500,000) and Series G, Class II ($12,500,000) were terminated effective December 31, 2007.

Interests in Registrant are currently being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Registrant, $2,000 for certain “benefit plan investors” (including IRAs)). Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Registrant was reached during the Initial Offering Period permitting all Series to commence trading operations. Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Until the subscription maximum for Registrant is reached or the offering of Registrant’s Units is terminated, Registrant’s Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

The Trading Advisors and the Trading Vehicles

Registrant contributed its net assets as of December 1, 2005, to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and together, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G are the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engage in the speculative trading of futures, forward and option contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedule of investments, are included in Section II, III and IV of the financial statements and should be read in conjunction with Registrant’s financial statements.

Each Trading Vehicle had its own independent commodity trading advisor that makes such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle Trading Systems Inc. (“Eagle”), respectively (the “Trading Advisors”), to make the trading decisions for each Trading Vehicle. Graham trades 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified at 150% Leverage program, which is a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which is a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreements may be terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles have allocated approximately 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisors.

G/J Trading Vehicle paid Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s Net Asset Value. Each Trading Vehicle also pays or paid the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

Effective May 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and the I/J Trading Vehicle and re-allocated assets to managed accounts in the name of Registrant (“Managed Accounts”). The assets that Registrant allocated to the I/J Trading Vehicle were re-allocated to a Managed Account to be managed by Eagle pursuant to its Momentum Program. The assets that Registrant withdrew from the H/J Trading Vehicle were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program. The H/J Trading Vehicle and I/J Trading Vehicle were dissolved effective as of April 30, 2007.

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated assets to a Managed Account. The assets that Registrant withdrew from to the G/J Trading Vehicle were re-allocated to a Managed Account to be managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

Pursuant to the changes discussed above, effective May 1, 2007, Eagle and Ortus serve as Trading Advisors for Managed Accounts in the name of Registrant. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Profits achieved by Eagle with respect to the assets allocated to it. Effective January 1, 2008, Registrant pays Graham Capital Management, L.P. (“Graham”) a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the New High Net Profits achieved by Graham with respect to the assets allocated to it.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as Registrant.

Registrant is an open-end fund, which solicits the sale of additional Limited Units on a monthly basis until the maximum amount of Limited Units being offered by Registrant have been sold. As such, Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit herewith.

Item 1A.	Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

Each Trading Advisor selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection by the Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

The Trust has a limited operating history upon which to evaluate your investment in Registrant.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does Registrant, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to its Trading Advisor(s) (in a maximum amount of up to 20% of Registrant Net Asset Value), which would then permit such Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to a Trading Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to performance fees which are payable based on the profitability of Registrant, except that with respect to Registrant such performance fees are payable to each Trading Advisor based on such Trading Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include asset-based fees of up to 6.90% per annum for Class I Unitholders and up to 4.50% per annum for Class II Unitholders as well as incentive fees equal to 20% of net profits on a cumulative high water mark basis. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward trading of each Series, “bid-ask” spreads are incorporated into the pricing of Registrant forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by each Series because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of each Series could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading systems used by certain Trading Advisors are technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Units of Registrant being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events. Graham and Eagle employ technical programs; Ortus trades pursuant to systems that incorporate fundamental data.

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

Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses. The programs utilized by Graham, Eagle and Ortus are systematic trading strategies.

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

Ortus utilizes trading strategies that incorporate fundamental data on behalf of its program.

Increase in Assets Under Management May Affect Trading Decisions

Many of the Trading Advisors’ current futures equity under management are at or near its all-time high. As of September 30, 2007, Graham, Eagle and Ortus each managed $5.3 billion, $2.4 billion and $1.2 billion respectively. Graham and Ortus are near their all time high with respect to assets under management. The more equity a Trading Advisor manages, the more difficult it may be for that Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Trading Advisors to modify trading decisions for Registrant, which could have a detrimental effect on your investment.

You Cannot be assured of the Trading Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Trading Advisor may require the Trust to pay higher fees in order to be able to retain such Trading Advisor. The Managing Owner may either terminate a Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. Each Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

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

Transfers of Units are subject to limitations, such as thirty (30) days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust or Registrant.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which a Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Generally, none of the Trading Advisors selected to manage the assets of Registrant historically has allocated more than 10% of the assets under such Trading Advisor’s management pursuant to the programs selected for Registrant to over-the-counter instruments. The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while Registrant trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of Registrant and Registrant may have no gains to offset your losses from other investments.

Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks Through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Two Trading Advisors may, from time to time, take opposite positions, eliminating any possibility of an investor who holds Units in each of the relevant single-Trading Advisor Series or who holds Units in Registrant profiting from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may at times be similar and purchasing Units of Registrant, may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. Registrant’s multi-advisor structure will not necessarily control the risk of speculative futures trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Each of the Trading Advisors is expected to engage in some or all of its trading on behalf of Registrant on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such Investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisors, various brokers and selling agents. The Managing Owner, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to Registrant.

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

The Selling Agent and the Correspondent Selling Agents will be entitled to ongoing compensation as a result of their clients remaining in Registrant, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

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

Unitholders Taxed Currently

Unitholders of Registrant are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to unitholders in respect of Registrant. Consequently, unitholders of Registrant will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the unitholders of Registrant every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because unitholders of Registrant will be taxed currently on their allocable share of the income or gains of Registrant, if any, the Trust may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate unitholders of Registrant may be required to treat the amount of Incentive Fees and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (“the IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to each Series, the Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the unitholder would have incurred a net loss in the Net Asset Value of such unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate unitholders could result in such unitholders having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Units of Registrant.

Possibility of a Tax Audit of Both Registrant and the Unitholders

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, unitholders of Registrant could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, unitholders do not have such basic protections with respect to the trading in forward contracts by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. Each Series also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case Registrant could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as Registrant, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

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

Trust Trading is Not Transparent

The trading decisions in respect of each Series are made by a Trading Advisor or Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to unitholders and each Series’ trading results are reported to the unitholders monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust and each Series. No counsel has been appointed to represent you in connection with the offering of the Units of Registrant. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant trades foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. Because there is no exchange or clearing house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or Registrant Before Expiration of its Stated Term

As managing owner, the Managing Owner may withdraw from the Trust upon 120 days’ notice, which would cause the Trust and each Series to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by Registrant, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association (“NFA”) of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60601.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to Registrant’s 2007 Annual Report, which is filed as an exhibit herewith.

A significant secondary market for the Limited Units has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Units to the different Classes. However, Limited Units may be redeemed on a monthly basis, but Class I Units are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions are calculated based on Registrant’s then current Net Asset Value per Interest as of the close of business on the last business day of the month in which the redemption request is effected.

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2007.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of February 1, 2008, there were 1,966 holders of record owning 785,437 Interests, which include 8,348 General Units (Managing Owner Interests).

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant for the year ended December 31, 2007 and for the period December 1, 2005 (commencement of operations) to December 31, 2005. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 3 through 12 of Registrant’s 2007 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
Total revenues (including interest)	$13,165,114	$4,882,356	$(464,598)

Net income (loss)	$5,951,782	$120,705	$(800,564)

Net income (loss) per weighted average Interest – Class I	$7.98	$0.32	$(2.58)

Net income (loss) per weighted average Interest – Class II	$10.46	$(2.52)	$0.00

Total assets	$82,992,164	$72,720,132	$37,915,323

Net asset value per Interest – Class I	$105.40	$98.20	$97.38

Net asset value per Interest – Class II	$105.76	$96.71	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

New Accounting Pronouncements

The SEC Staff Accounting Bulletin (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Managing Owner has evaluated the impact, if any, the implementation of SAB 108 may have on Registrant’s financial statements. In the Managing Owner’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Registrant adopted SFAS 157 in the first quarter of 2008. The Managing Owner evaluated the impact adoption of SFAS 157 will have on Registrant’s financial statements. Based on an analysis by the Managing Owner, the effect of applying SFAS 157 to the investments included in the financial statements will not result in a change to the fair value of Registrant’s investments. Of its unrealized gains, approximately $164,692 or 0.21% of Registrant’s unitholders’ capital at December 31, 2007 is classified as Level 1 and $0 or 0.00% are Levels 2 or 3, and of its unrealized losses, approximately $0 or 0.00% are Level 1, $452,149 or 0.57% are Level 2 and $0 or 0.00% are Level 3 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Registrant adopted SFAS 159 in the first quarter of 2008. The Managing Owner evaluated the impact adoption of SFAS 159 will have on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of SFAS 159 had no material effect on Registrant financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Interests”) and general units (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2007 resulted in gross additional proceeds to Registrant of $68,449,410.

Subscriptions of General Interests for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $51,000, $441,071 and $309,000, respectively. Subscriptions of Limited Interests for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $21,511,386, $46,445,953, and $30,715,443 respectively.

Limited Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $14,894,690, $9,704,575 and $0, respectively. Redemptions of General Interests for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of operations) to December 31, 2005 were $0, $1,000 and $0, respectively. Redemptions of Limited and General Interests from the commencement of operations, December 1, 2005 to December 31, 2007 totaled $24,599,265 and $1,000, respectively.

At December 31, 2007, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. The clearing broker and bank credit Registrant with interest income earned on accounts maintained with the clearing broker and bank at prevailing rates during each month.

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

Market Overview

Following is a market overview for the years ended December 31, 2007 and December 31, 2006:

The Year Ended December 31, 2007

The global economy endured the unfolding of the subprime credit crisis for most of 2007. August 2007 will forever be etched in the financial pantheon alongside 1998 and 1987 as defining events of their respective decades. The US economy has cooled considerably since the beginning of the year and many economists are signifying a “recessionary like” outlook at best in the coming months, not the “soft landing” that was anticipated. While the US economy proved volatile throughout the year, the rest of the world appeared to be going strong.

During 2007, single-family housing starts and permits hit sixteen-year lows as starts fell over 5% and are approximately 24% below 2006. The Home Builders Confidence Index witnessed the lowest drawdown in nineteen years. In November, UK housing prices showed their greatest monthly dive in twelve years as the subprime crisis clearly impacted non-US markets. Inflation concerns led to the Bank of England (“BOE”) to cut rates late in 2007.

In the US, the unemployment rate unexpectedly jumped to 5.0% during the fourth quarter as private sector payrolls fell, signaling the first decline in four years. For the first time since September 2003, fewer than half of the industries surveyed added jobs.

Currencies: While the US dollar managed periodic strength during December, the dollar ended 2007 with staggering losses to major rivals. The final 2007 tally saw the euro, pound and yen gaining over 10%, 6% and 2%, respectively. After witnessing a record monthly low in November, the Dollar Index ended the year over 76.5. Throughout the year, emerging nations gained greater confidence in their domestic economic strength. Many, especially in Asia, slowly abandoned the managed dollar peg.

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the European Central Bank (“ECB”) would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

The yen closed out 2007 up 2% for the year on the US dollar. Japanese economic data persisted as lackluster and those calling for a rate increase have now mostly backed away from that forecast. The yuan extended its yearlong gradual advance in December as the Peoples Bank of China continued to contract. Since abandonment of the US dollar peg in January 2005, the yuan has risen 12% to the dollar. The Canadian, Australian and New Zealand dollars posted gains on the year against the US dollar.

Energies: It was a tremendous year for the petroleum sector as crude oil prices rose more than 40% within the Dow Jones AIG Index and closed 2007 over $95. Crude briefly reached the ominous $100 level but the market failed to hold that level in initial efforts. Geopolitical events were supportive during the year, encouraging the high volatility patterns. Supply/demand fundamentals have been trending weaker and the market saw periodic selling as related to concerns surrounding slowing US and global growth. The US dollar remained a key influence and the dollar’s demise was a key factor in crude’s run. Overall demand for commodities as an asset class was supportive, particularly in the Peoples Republic of China and in India.

Reformulated gasoline soared throughout the year and topped off with a year-to-date gain of over 45% within the Dow Jones AIG Index. Heating oil performed well in 2007 and closed up 5.5% within the same index. Distillate inventories remained below the five-year average and Department of Energy inventories ran 6% under last year despite relatively moderate weather conditions.

Agriculturals: Clearly, 2007 was a superior year for commodities as evidence by stronger readings in the major indices. The 19-component Dow Jones AIG Index witnessed a yearly gain of over 11%. Commodities attracted significant interest as an alternative asset class throughout 2007. Corn closed the year at prices that have not been seen since the summer of 1996. One key fundamental factor contributing to corn’s growth, besides the evident global demand for ethanol, is the increased quality of living in developing countries such as China and India. On the production side, perhaps with the exception of soybeans, wherever crop interchangeability allows, corn will continue to steal acres from competing agricultural products.

Soybean prices finished the year over $12.50, which is second to historical highs set in June of 1973. The fundamentals for soybeans remain demand driven. China’s need for beans, bean oil and bean meal is so massive that all importation taxes and tariffs on all three have been dropped, which is a rare move. On the supply side, the battle for global acreage will hinge on the relative value of competing crops. In 2007, the wheat market realized an outstanding 87% increase in prices from 2006, setting new all time record prices. This gain is despite the historic drought in Australia, one of the world’s largest producers of the grain. On the whole, cotton improved in 2007 ending the year with over a 22% increase, at a level that has not been seen since early 2004.

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Federal Reserves (“Fed”) resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

To a lesser extent, European equities echoed the weak tone of the US during the fourth quarter. However, the German DAX showed strong gains of 22% during 2007. The CAC and FTSE scored much lower gains of 1% and 4%. The broad based Pan-European Dow Jones STOXX 600 suffered minor losses as markets outside of the big three struggled.

Equities soared in Asia with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during 2007. During the fourth quarter, volatility was rampant across Asian equities. While the Hang Seng performed extremely well, with almost a 40% gain on the year, it was a different story for Japan as the NIKKEI lost over 11%, resulting in the first decline in the past five years. Despite the International Monetary Fund lowering Japan’s growth rate in November, business investment remained expansionary and many market participants view a Japanese recession as unlikely.

Interest Rates: With inflation concerns and the global credit crisis taking center stage during the second half of the year, the Fed reacted aggressively on September 18 and cut both the Fed Funds rate by 50 basis points from 5.25% to 4.75% and the discount rate to 5.25%. After this action, the yield curve showed significant steepening. The 2 and 10 year benchmark notes ended the year lower than 2006. The Federal Reserve indicated possible future US rate hikes in the coming months. The TED spread continued to rise through November.

After a pair of rate hikes in the first half of the year, the ECB held steady at 4.00% through year-end and the euro benefited from perceptions that the ECB seems to be in a holding pattern. The BOE issued three quarter-point rate increases in the first half of 2007. Forced to deal with the Northern Rock Crisis, declines in consumer confidence, housing declines and weakness in the service sector during the second half of the year, the BOE slashed their rate by a quarter-point in December to end the year at 5.50%.

The Bank of Japan (“BOJ”) raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

Metals: Base metals had a rather difficult 2007. The dismal housing market, poor construction data in the US and UK and the sliding US dollar had a significant impact. Zinc was the worst performer among the nineteen components of the Dow Jones AIG Index, with annual losses over 43%. Aluminum and nickel witnessed steep losses over 18% and 16% within the Dow Jones AIG Index, respectively. In December, copper had a rough month but still posted an annual gain of over 4.5%.

Precious metals, on the other hand, recorded tremendous gains during 2007. Gold sky rocketed to a near twenty-eight year high and finished 2007 up over 32%. This trend was fueled by the weak dollar, soaring oil prices, subprime credit woes and several geopolitical events, including the recent developments in Pakistan. Gold saw spotty selling per the yen carry trade and other margin needs during the second half of the year. Silver traded with more volatility than gold and experienced less flight-to-safety demand and ended the year topping a 9% profit. Platinum had a positive year as Asian demand for the metal held strong.

Softs and Livestock: Citrus finished up 2007 on the rally side following forecasts of freezing temperatures in the sunshine state. However, this rally could not offset losses realized throughout the year. Sugar and coffee had a rather difficult year as well. Within the Dow Jones AIG Index sugar and coffee were down more than 14% and 6%, respectively. Following negative 2006 performance, cocoa rebounded in 2007, achieving a 17% return on the year.

2007 proved less than kind to livestock prices as both cattle and hogs suffered losses. Live cattle were down more than 6% within the Dow Jones AIG Index. Korea rejected a series of shipments of US beef on trepidation of mad-cow disease concerns. Hogs were the second worst performer within the Dow Jones AIG Index with a 30% loss.

The Year Ended December 31, 2006

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

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing and Department Store Sales. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

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

Currencies: The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

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

Energies: Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

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

Grains: While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices: U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

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

Interest Rates: As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

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

Metals: A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs: Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

The Year Ended December 31, 2005

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

The U.S. dollar ended stronger in 2005, notwithstanding a volatile trading pattern during the year. For the year, the U.S. dollar rose approximately 15% against the Japanese yen and the Euro. The interest rate differential was the primary factor behind the U.S. dollar’s solid performance. The British pound finished 2005 lower due to weakness in the U.K. economy. As a result of rate increases by the Bank of Canada, the Canadian dollar gradually gained versus the U.S. dollar, ending the year up 4.1%. The Australian dollar declined in 2005 despite rate hikes and strong equity markets. The Russian ruble decreased approximately 3.4% for the year. The full impact of the revaluation of the Chinese renminbi at midyear has yet to be realized.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2007 and December 31, 2006 are presented below.

The Year Ended December 31, 2007

Currencies: (-) This sector experienced the majority of its losses in the Canadian dollar, Swiss franc and the Mexican peso. The majority of gains were experienced in the Australian dollar, British pound, Indian rupee, Japanese yen, Japanese yen versus the euro, New Zealand dollar, Brazilian real and the Turkish lira.

Energies: (+) This sector experienced gains in crude oil, gasoline and heating oil. Losses were experienced in natural gas.

Grains: (+) This sector experienced losses in corn, cotton and soybean meal. Gains were experienced in wheat and soybeans.

Indices: (-) This sector experienced a majority of its losses in the DAX, Hang Seng, S&P TSE 60, Nasdaq and the Russell 2000 indices. The majority of gains were experienced in the DJ Stoxx 50, Nikkei and the Taiwan Indices.

Interest Rates: (+) This sector experienced a majority of its losses in Australian 10-year Bonds, Euroyen, and Japanese Government Bonds. The majority of gains were experienced in German Bunds, U.S. Treasury Bonds, Euribor and British Gilt.

Meats: (-) This sector experienced losses in live cattle.

Metals: (+) This sector experienced losses in gold and zinc. Gains were experienced in copper and aluminum.

Softs: (-) This sector experienced losses in cocoa, coffee and sugar.

The Year Ended December 31, 2006

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

The Year Ended December 31, 2005

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

Results of Operations

The net asset value (“NAV”) per Interest of Class I as of December 31, 2007 was $105.40, an increase of 7.33% from the December 31, 2006 NAV per Interest of $98.20, which was an increase of 0.84% from the December 31, 2005 Net Asset Value per Interest of $97.38, and which in turn was a decrease of 2.62% from the December 1, 2005 Net Asset Value per Interest of $100.00. The Net Asset Value per Interest of Class II as of December 31, 2007 was $105.76, an increase of 9.36% from the December 31, 2006 NAV per Interest of $96.71, which was a decrease of 3.29% from the beginning Net Asset Value per Interest of $100.00 as of the start of trading on May 1, 2006. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned for the years ended December 31, 2007, 2006 and for the one-month ended December 31, 2005 were approximately 8.55%, 8.30% and (0.57)%, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessarily indicative of future results.

Registrant’s average net assets during the year ended December 31, 2007 was approximately $72,697,000. Registrant’s net assets increased by approximately $18,042,000 during 2007 as compared to 2006 and increased by approximately $24,038,000 during 2006 as compared to 2005. The increase in average net assets during the years ended December 31, 2007 and 2006 was due to new subscriptions and net income.

Registrant’s trading gains (losses) before commissions and related fees for the years ended December 31, 2007, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005 were approximately $10,112,000, $2,277,000 and $(733,000), respectively. A detailed discussion of the trading results for the year ended December 31, 2007 is presented below.

Interest income is earned on the average daily equity maintained in its accounts at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during the year ended December 31, 2007 was approximately $3,053,000, which was increased by approximately $447,000 during 2007 as compared to 2006, increased by approximately $2,337,000 during 2006 as compared to the period December 1, 2005 (commencement of operations) to December 31, 2005. During the period December 1, 2005 (commencement of operations) to December 31, 2005, interest income includes interest earned on subscription monies held in escrow prior to December 1, 2005. The increase in interest income during the years ended December 31, 2007 and 2006 was due to increased average net assets.

Commissions and other transaction fees, which consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the year ended December 31, 2007 was approximately $318,000, which decreased by approximately $42,000 as compared to 2006, increased by approximately $333,000 in 2006 as compared to the period December 1, 2005 (commencement of operations) to December 31, 2005. The decrease in commissions during the year ended December 31, 2007 was due to reduced trading costs and the increase in commissions during the year ended December 31, 2006 was due to a full year of trading activity in 2006.

All trading decisions for Registrant are made by the Trading Advisors (either directly or through the Trading Vehicles). Trading Advisor fees are calculated on the portion of Registrant’s net assets allocated to each Trading Advisor at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Management fees to the trading advisors during the year ended December 31, 2007 were approximately $1,689,000, which increased by approximately $262,000 during 2007 as compared to 2006 and increased by approximately $1,364,000 during 2006 as compared to the period December 1, 2005 (commencement of operations) to December 31, 2005. The increase in Management fees during the year ended December 31, 2007 was due to increased average net assets. The increase in Management fees during the year ended 2006 was due to a full year of trading activity in 2006.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during the year ended December 31, 2007 were approximately $368,000, which increased by approximately $85,000 during 2007 as compared to 2006 and increased by approximately $270,000 during 2006 as compared to the period December 1, 2005 (commencement of operations) to December 31, 2005. The increase in Management fees to the Managing Owner during the years ended 2007 and 2006 was due to increased average net assets and a full year of trading activity in 2006 respectively

Registrant pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Registrant to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay Kenmar Securities Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service fees and sales commissions during the year ended December 31, 2007 were approximately $1,378,000 and $737,000, respectively. Service fees and sales commissions during the year ended December 31,

2006 were approximately $1,105,000 and $567,000, respectively and $52,000 and $26,000, respectively, for the period December 1, 2005 (commencement of operations) to December 31, 2005. The increase of service fees and sales commissions was approximately $273,000 and $170,000 during 2007 as compared to 2006 due to increased average net assets.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Advisory Agreements between Registrant (either directly or through the Trading Vehicles) and the Trading Advisors. Incentive fees were approximately $2,186,000 and $594,000 for the years ended December 31, 2007 and 2006, respectively. Incentive fees were $0 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Operating expenses, were approximately $537,000 for the year ended December 31, 2007, which is an increase of approximately $112,000 from $425,000 for the year ended December 31, 2006, due to increased average net assets. Operating expenses were approximately $155,000 for the period December 1, 2005 (commencement of operations) to December 31, 2005. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Interests.

Offering costs were approximately $368,000 for the year ended December 31, 2007, which is an increase of approximately $83,000 from $285,000 for the year ended December 31, 2006 due to increased average net assets. Offering costs were approximately $13,000 for the period December 1, 2005 (commencement of operations) to December 31, 2005. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of Registrant’s 2007 Annual Report.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Eagle, Ortus and the commodity broker for each Managed Account. With respect to Registrant’s investment in the Trading Vehicles, Registrant’s contractual obligations are with the Trading Vehicles, the Trading Advisor to each Trading Vehicle, and each Trading Vehicle’s commodity and prime brokers. Management fees payable by Registrant to the Trading Advisors (including the Trading Advisor to each Trading Vehicle) and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by each Trading Vehicle to its respective Trading Advisor is at a fixed rate, calculated as a percentage of such Trading Vehicle’s “New High Net Trading Profits”. In addition, incentive fees payable by Registrant to Eagle and Ortus are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker and each Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit herewith.

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

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2007 and December 31, 2006. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2007 and December 31, 2006, Registrant had total capitalizations of approximately $79 million and $67 million, respectively.

[Remainder of page intentionally left blank]

	December 31, 2007		December 31, 2006
Market Sector	Value Risk	% of Total Capitalization	Value Risk	% of Total Capitalization
Interest rates	$91,585	0.12%	$4,155,508	6.18%
Currencies	$7,182,314	9.04%	2,303,369	3.43%
Commodities	$1,004,264	1.26%	1,572,743	2.43%
Stock indices	$748,189	0.94%	3,547,046	5.28%

Total	$9,026,352	11.36%	$11,578,666	17.23%

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

Based on average trading value at risk during the year ended December 31, 2007, Registrant experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2006. The decrease was a portfolio-wide occurence with the exception of currencies. The value at risk in the stock index sector declined the most, followed by a decrease in interest rates and commodities.

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

Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At December 31, 2007 Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

At December 31, 2006 Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of Registrant’s 2007 Annual Report, which is filed as an exhibit herewith.

Selected audited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Total revenues (including interest)	$(4,698,660)	$11,405,252	$1,632,330	$4,826,192

Total revenues (including interest) less commissions	$(4,789,469)	$11,308,212	$1,579,031	$4,749,213

Net income (loss)	$(5,930,598)	$9,157,349	$35,136	$2,689,895

Net income (loss) per weighted average Interest -Class I	$(8.24)	$12.46	$0.02	$3.57

Net income (loss) per weighted average Interest -Class II	$(7.85)	$12.73	$0.50	$3.78

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Total revenues (including interest)	$820,187	$4,089,040	$(2,663,087)	$2,636,216

Total revenues (including interest) less commissions	$747,771	$4,012,480	$(2,757,935)	$2,520,204

Net income (loss)	$(138,544)	$2,806,445	$(3,802,626)	$1,255,430

Net income (loss) per weighted average Interest -Class I	$(0.33)	$5.78	$(6.15)	$1.75

Net income (loss) per weighted average Interest -Class II		$(2.73)	$(5.33)	$2.33

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9AT.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2007.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2007 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal controls over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2007 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

Mr. Marc S. Goodman (born 1948), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Laric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also the most recent past Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable. He is also a Director of The Kenmar Global ECO Foundation Inc., which was formed in order to make a meaningful, positive impact on society and the environment by identifying and supporting organizations that promote environmental and sustainability causes around the world.

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

Ms. Melissa Cohn (born 1960), Managing Director and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

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

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively. Since December 2007, Mr. Coloccia has been Senior Vice President and Chief Technology Officer for all of the Kenmar Group of companies, including Preferred. Prior to joining Kenmar, Mr. Coloccia was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, Mr. Coloccia was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market.

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Owner’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Ethics

Preferred has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Preferred serves as Managing Owner of Registrant. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

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

As of February 1, 2008, Preferred maintains a 1% General Interest in Registrant. As of February 1, 2008, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of February 1, 2008, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman President & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	8,348 General Interests (*)	100%

General Interests	Kenneth A. Shewer Chairman & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	8,348 General Interests (*)	100%

General Interests	Esther E. Goodman Senior Executive Vice President & Chief Operating Officer 900 King Street, Suite 100 Rye Brook, New York 10573	8,348 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of February 1, 2008, no persons owned beneficially more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by Registrant.

As of February 1, 2008, the following persons owned beneficially more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by Registrant:

Investor	Percent
Marian McCuiston Couch Trust	5.38%
PRT Communications LLC	5.26%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes 1, 2, 3, 4 and 6 to the financial statements in Registrant’s 2007 Annual Report which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable for their services.

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

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”).

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $31,000 for 2007, including fees associated with the review of Registrant’s quarterly report on Form 10-Q. Fees for audit services performed by D&T totaled approximately $24,000 and $34,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $20,000 and $7,000 in 2007 and 2006, respectively.

We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(d) All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0.

PART IV

			Page in Annual Report
Item 15.		Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2007 Annual Report which is filed as an exhibit hereto Affirmation of Commodity Pool Operator	1

		Report of Independent Registered Public Accounting Firm – Eisner LLP	2

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	3

		Financial Statements:

		Statements of Financial Condition – December 31, 2007 and 2006	4

	Statement of Operations – For the years ended December 31, 2007, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005	5

	Statement of Changes in Unitholders’ Capital – For the years ended December 31, 2007, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005	6

	Notes to Financial Statements	7 – 14

	Financial Statements of WMT III Series G/J Trading Vehicle LLC as of December 31, 2007 (date of liquidation) and December 31 2006, and for the years ended December 31, 2007 (date of liquidation), December 31 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005 – incorporated by reference to Registrant’s 2007 Annual Report which is filed as an exhibit hereto	1 – 11

	Financial Statements of WMT III Series H/J Trading Vehicle LLC as of April 30, 2007 (date of liquidation), and December 31, 2006 and for the period January 1, 2007 to April 30, 2007 (date of liquidation) and the year ended December 31, 2006 – incorporated by reference to Registrant’s 2007 Annual Report which is filed as an exhibit hereto	1 – 11

	Financial Statements of WMT III Series I/J Trading Vehicle LLC as of April 30, 2007 (date of liquidation), and December 31, 2006 and for the period January 1, 2007 to April 30, 2007 (date of liquidation) and the year ended December 31, 2006 – incorporated by reference to Registrant’s 2007 Annual Report which is filed as an exhibit hereto	1 – 11

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

(a)	Description:

3.1	Second Amended and Restated Declaration of Trust Agreement of World Monitor Trust III (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust’s Post-Effective Amendment No. 2 on Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on January 27, 2006)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated January 2008 (filed herewith)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (filed herewith)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (filed herewith)

14.1	Preferred Investment Solutions Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 1, 2006

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

[Remainder of page intentionally left blank]

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2007

WORLD MONITOR TRUST III – SERIES J

The financial statements are comprised of Section I, containing the financial statements of World Monitor Trust III – Series J as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, and for the period December 1, 2005 (commencement of operations) to December 31, 2005; Section II containing the financial statements of WMT III Series G/J Trading Vehicle LLC as of December 31, 2007 (date of liquidation) and December 31, 2006 and for the years ended December 31, 2007 (date of liquidation), December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005; and Sections III and IV containing the financial statements of WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC, respectively, as of April 30, 2007 (date of liquidation) and December 31, 2006 and for the period January 1, 2007 to April 30, 2007 (date of liquidation) and the year ended December 31, 2006.

SECTION I

PAGES

Report of Independent Registered Public Accounting Firm – Eisner LLP	1

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

Financial Statements

Statements of Financial Condition	3

Condensed Schedules of Investments	4

Statements of Operations	5

Statements of Changes in Unitholders’ Capital	6

Notes to Financial Statements	7 –19

SECTION II

Financial statements of WMT III Series G/J Trading Vehicle LLC as of

December 31, 2007 (date of liquidation) and December 31, 2006 and for the years ended December 31, 2007 (date of liquidation), December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005.

SECTION III

Financial statements of WMT III Series H/J Trading Vehicle LLC as of

April 30, 2007 (date of liquidation) and December 31, 2006 and for the period January 1, 2007 to April 30, 2007 (date of liquidation) and the year ended December 31, 2006.

SECTION IV

Financial statements of WMT III Series I/J Trading Vehicle LLC as of

April 30, 2007 (date of liquidation) and December 31, 2006 and for the period January 1, 2007 to April 30, 2007 (date of liquidation) and the year ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III – Series J

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of World Monitor Trust III – Series J (the “Series”) as of December 31, 2007, and the related statements of operations and changes in unitholder’s capital and financial highlights for the year ended December 31, 2007. These financial statements and financial highlights are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Series is not required to have, nor were we engaged to perform, an audit of the Series’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III – Series J at December 31, 2007, and the results of its operations and changes in its unitholder’s capital and the financial highlights for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
April 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III – Series J

We have audited the accompanying statement of financial condition of World Monitor Trust III – Series J (the “Series”) as of December 31, 2006 and the related statements of operations and changes in unitholders’ capital for the year ended December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Series is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III – Series J at December 31, 2006 and the results of its operations and changes in its unitholders’ capital for the year ended December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York
March 28, 2007

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash	$56,155,596	$3,233,624
Unrealized gain on open futures contracts	164,692	0
Investment in WMT III Series G/J Trading Vehicle LLC, at fair value (0.00% and 34.60% of net asset value, respectively)	0	23,263,074
Investment in WMT III Series H/J Trading Vehicle LLC, at fair value (0.00% and 33.05% of net asset value, respectively)	0	22,215,588
Investment in WMT III Series I/J Trading Vehicle LLC, at fair value (0.00% and 35.68% of net asset value, respectively)	0	23,990,192
Redemption receivable from WMT III Series G/J Trading Vehicle LLC	26,948,407	0
Due from affiliate	45,260	0
Accounts receivable-net	0	15,622
Interest receivable	130,359	2,032

Total assets	$83,444,314	$72,720,132

LIABILITIES
Accrued expenses	$78,504	$122,485
Service fees payable	125,111	26
Sales commission payable	67,839	13
Management fee payable	33,920	7
Trading advisor management fee payable	147,979	0
Incentive fees payable	634,649	0
Offering costs payable	33,920	7
Unrealized loss on open forward contracts	452,149	0
Redemptions payable	995,851	2,419,722
Subscriptions received in advance	1,395,250	2,949,731

Total liabilities	3,965,172	5,491,991

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ Interests – 688,045.259 and 644,120.100 units Outstanding at December 31, 2007 and 2006, respectively	72,522,810	63,250,863
Managing Owners Interests – 7,461.871 and 7,198.711 units outstanding at December 31, 2007 and 2006, respectively	786,512	706,894
Class II Units:
Unitholders’ Interests – 57,736.703 and 33,473.100 units Outstanding at December 31, 2007 and 2006, respectively	6,106,173	3,237,331
Managing Owners Interests – 601.816 and 341.756 units outstanding at December 31, 2007 and 2006, respectively	63,647	33,053

Total unitholders’ capital	79,479,142	67,228,141

Total liabilities and unitholders’ capital	$83,444,314	$72,720,132

NET ASSET VALUE PER UNIT
Class I	$105.40	$98.20

Class II	$105.76	$96.71

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2007 and 2006

	2007		2006
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.22%	$175,923	0.00%	$0
Energy	0.01%	5,963	0.00%	0
Interest rates	0.07%	52,533	0.00%	0
Metals	(0.53)%	(423,141)	0.00%	0
Stock indices	(0.01)%	(5,227)	0.00%	0

Net unrealized loss on futures contracts purchased	(0.24)%	(193,949)	0.00%	0

Futures contracts sold:
Commodities	(0.01)%	$(8,369)	0.00%	0
Energy	(0.23)%	(180,840)	0.00%	0
Interest rates	0.00%	(2,334)	0.00%	0
Metals	0.96%	761,478	0.00%	0
Stock indices	(0.27)%	(211,294)	0.00%	0

Net unrealized gain on futures contracts sold	0.45%	358,641	0.00%	0

Net unrealized gain on futures contracts	0.21%	$164,692	0.00%	$0

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(0.60)%	$(477,822)	0.00%	$0

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	0.03%	25,673	0.00%	0

Net unrealized loss on forward contracts	(0.57)%	$(452,149)	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and

For the Period December 1, 2005 (commencement of operations) to December 31, 2005

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
NET INCOME (LOSS) FROM SERIES OPERATIONS:
REVENUES
Realized	$8,038,227	$0	$0
Change in unrealized	(287,457)	0	0
Interest income	1,368,970	127,391	171,529

Total revenues	9,119,740	127,391	171,529

EXPENSES
Brokerage commissions	126,730	0	0
Management fee	368,478	283,430	12,927
Advisor management fee	684,074	0	0
Advisor incentive fee	1,303,998	0	0
Service fee	1,377,784	1,105,257	51,707
Sales commission	736,957	566,859	25,854
Operating expenses	330,311	263,543	72,896

Total expenses	4,928,332	2,219,089	163,384

NET INCOME (LOSS) FROM SERIES OPERATIONS	4,191,408	(2,091,698)	8,145

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	4,340,986	(802,385)	(456,079)
Change in unrealized	(1,979,828)	3,079,191	(277,227)
Interest income	1,684,217	2,478,159	97,179

Total revenues (losses)	4,045,375	4,754,965	(636,127)

EXPENSES
Brokerage commissions	191,398	359,836	27,219
Advisor management fee	1,004,866	1,426,762	63,136
Advisor incentive fee	882,114	594,086	0
Operating expenses	206,622	161,878	82,227

Total expenses	2,285,000	2,542,562	172,582

NET INCOME (LOSS) FROM TRADING VEHICLES	1,760,375	2,212,403	(808,709)

NET INCOME (LOSS)	$5,951,783	$120,705	$(800,564)

NET INCOME (LOSS) PER WEIGHTED AVERAGE
UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and
Managing Owner Unit
Class I	$7.98	$0.32	$(2.58)

Class II	$10.46	$(2.52)

Weighted average number of Units outstanding – Class I	683,925	540,098	310,244

Weighted average number of Units outstanding – Class II	47,434	19,729

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years ended December 31, 2007, 2006 and

For the Period December 1, 2005 (commencement of operations) to December 31, 2005

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interest		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2005 (commencement of operations)	0.000	$0	0.000	$0	0.000	$0	0.000	$0	0.000	$0
Additions	307,154.431	30,715,443	3,090.000	309,000	0.000	0	0.000	0	310,244.431	31,024,443
Offering costs	0.000	(12,799)	0.000	(128)	0.000	0	0.000	0	0.000	(12,927)
Net loss	0.000	(792,590)	0.000	(7,974)	0.000	0	0.000	0	0.000	(800,564)

Unitholders’ capital at
December 31, 2005	307,154.431	29,910,054	3,090.00	300,898	0.000	0	0.000	0	310,244.431	30,210,952
Additions	434,723.968	42,941,203	4,119.073	407,427	35,721.176	3,504,750	341.756	33,644	474,905.973	46,887,024
Offering costs	0.000	(275,038)	0.000	(2,812)	0.000	(7,042)	0.000	(73)	0.000	(284,965)
Redemptions	(97,114.013)	(9,431,045)	(10.362)	(1,000)	(2,248.076)	(211,202)	0.000	0	(99,372.451)	(9,643,247)
Exchanges	(644.286)	(62,328)	0.000	0	0.000	0	0.000	0	(644.286)	(62,328)
Net income (loss)	0.000	168,017	0.000	2,381	0.000	(49,175)	0.000	(518)	0.000	120,705

Unitholders’ capital at December 31, 2006	644,120.100	63,250,863	7,198.711	706,894	33,473.100	3,237,331	341.756	33,053	685,133.666	67,228,141
Additions	188,656.425	18,509,128	263.160	25,000	30,339.043	3,002,258	260.060	26,000	219,518.688	21,562,386
Offering costs	0.000	(340,696)	0.000	(3,750)	0.000	(23,782)	0.000	(250)	0.000	(368,478)
Redemptions	(141,512.371)	(13,950,109)	0.000	0	(6,075.440)	(601,062)	0.000	0	(147,587.811)	(14,551,171)
Exchanges	(3,218.895)	(343,519)	0.000	0	0.000	0	0.000	0	(3,218.895)	(343,519)
Net income	0.000	5,397,143	0.000	58,368	0.000	491,428	0.000	4,844	0.000	5,951,783

Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was also no longer offered and on December 31, 2007 Series G was dissolved. Series J will continue to exist unless terminated at some future date pursuant to the provisions of Article XIII of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members are Series G and Series J) (the “Company”), WMT III Series H/J Trading Vehicle LLC (whose sole members were Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members were Series I and Series J) (all three of which are collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Trust, of each Series and of Futures Strategic Trust, and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles were established for the speculative trading of futures contracts, options on futures contracts and forward currency contracts.

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

Effective December 31, 2007, the Company, in conjunction with Series G, was dissolved. Following the Company’s liquidation, Series J re-allocated its assets to a managed account (collectively with the Eagle and Ortus managed accounts, the “Managed Accounts”) to be managed by the Company’s trading advisor, Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% Leverage.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be read in conjunction with Series J’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Trading Vehicles and/or Managed Accounts executes transactions.

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

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Series H and I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Until the subscription maximum for Series J is reached, Series J’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

D.	Exchanges, Redemptions and Termination

Units owned in one series of the Trust (Series G, H, I and J) were permitted to be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Units in those Series were being offered to the public. Exchanges were made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request was effected. The exchange of Units was treated as redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Following Series H and I’s liquidations on April 30, 2007 and Series G’s liquidation on December 31, 2007, Series J unitholders are no longer able to effect exchanges from Series J into Series G, H or I.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

D.	Exchanges, Redemptions and Termination (Continued)

Redemptions from Series J are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities, Inc. There is no redemption charge associated with the Class II Units.

In the event that the net asset value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. In addition, in the event that the net asset value of the Allocated Assets, after adjustments for distributions, contributions and redemptions, for the managed accounts traded by either Ortus, Eagle or Graham declines by 40% or more since the commencement of trading activities or the first day of a fiscal year, that managed account will automatically terminate.

E.	Foreign Currency Transactions

Series J’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption Realized in the statements of operations.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when contracts are opened.

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

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Owner of Series J has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 and 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series J recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FIN 48 on Series J’s financial statements. In Preferred’s opinion, FIN 48 had no material impact on Series J, as Series J’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Series J adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Owner of Series J, evaluated the impact adoption of SFAS 157 will have on Series J’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of Series J’s investments. Of its unrealized gains, approximately $164,692 or 0.21% of Series J’s unitholders’ capital at December 31, 2007 is classified as Level 1 and $0 or 0.00% are Levels 2 or 3, and of its unrealized losses, approximately $0 or 0.00% are Level 1, $452,149 or 0.57% are Level 2 and $0 or 0.00% are Level 3 using the fair value hierarchy of SFAS 157.

WORLD MONITOR TRUST III – SERIES J

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

Series J adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Owner of Series J, evaluated the impact adoption of SFAS 159 will have on Series J’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 had no material effect on Series J’s financial statements.

Cash represents amounts deposited with clearing brokers and banks, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest on all cash balances held by the clearing brokers at prevailing rates.

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

The investments in the Trading Vehicles are reported in Series J’s statement of financial condition at fair value. Fair value ordinarily is the value determined for the Trading Vehicles in accordance with the Trading Vehicles’ valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicles. Generally, the fair value of Series J’s investment in a Trading Vehicle represents the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable. Series J records its proportionate share of each item of income and expense from the investment in the Trading Vehicles in the statement of operations. Through its investment in the Trading Vehicles, Series J paid its proportionate share of annual management fees (2.5%, 3.0% and 2.0% for Trading Vehicles G/J, H/J and I/J, respectively) and incentive fees (20% of New High Net Trading Profits as defined in the Advisory Agreements for the Trading Vehicles). Incentive fees were accrued monthly and paid quarterly in arrears. The accounting policies, including valuation policies, of the Trading Vehicles are contained in the notes to each Trading Vehicle’s financial statements included in Sections II, III and IV of these financial statements.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Organization and Offering Costs

In accordance with WMT-III’s Trust Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations (the “Continuous Offering Period”). In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,185 of which $666,370 was reimbursed by Series J to the Managing Owner through December 31, 2007.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2007, the Managing Owner has paid $1,128,310 in ongoing offering costs, of which $1,071,148 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. Through December 31, 2007, no reimbursement has been paid to the Managing Owner for ongoing offering costs incurred for the period December 1, 2006 through December 31, 2007 in the amount of $472,085.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2007 and 2006 and for the period ended December 31, 2005, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

For the years ended December 31, 2007 and 2006 and for the period ended December 31, 2005, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation discussed above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed as incurred. Series J has evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest Income

Interest income is recorded on an accrual basis. During the years ended December 31, 2007 and 2006, interest income consisted of interest earned in the Trading Vehicles and in Series J. During the period December 1, 2005 (commencement of operations) to December 31, 2005, interest income included interest earned on subscription monies held in escrow prior to December 1, 2005 in addition to interest income earned in the Trading Vehicles and in Series J.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	2007	2006	2005
Management	$368,478	$283,430	$12,927
General and administrative	118,330	77,401	0

	$486,808	$360,831	$12,927

Expenses payable to the Management Owner and its affiliates as of December 31, 2007 and 2006 were $57,377 and $22,244, respectively. Such amounts are included in accrued expenses on the statements of financial condition.

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

Note 7.	COSTS, FEES AND EXPENSES

A.	Operating Expenses

Operating Expenses of Series J are paid for by Series J.

B.	Management and Incentive Fees

Through its investments ending April 30, 2007 in the Terminated Trading Vehicles, Series J paid its proportionate share of annual management fees of 3.0% and 2.0% to Ortus and Eagle, respectively, and incentive fees of 20% of New High Net Trading Profits as defined in the respective Advisory Agreements for the Terminated Trading Vehicles. Beginning May 1, 2007, Series J pays Ortus and Eagle monthly management fees at the annual rate of 2.0% and 2.0%, respectively, of their Managed Accounts’ Allocated Assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus and Eagle a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements.

Through its investment ending December 31, 2007 in the Company, Series J paid its proportionate share of annual management fees of 2.5% to Graham and incentive fees of 20% of New High Net Trading Profits as defined in the Advisory Agreement for the Company. Beginning January 1, 2008, Series J will pay Graham a monthly management fee at the annual rate of 2.5% of the Allocated Assets of Graham’s Managed Account as defined in Series J’s Advisory Agreement with Graham. Additionally, Series J will pay Graham a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in its specific Managed Account as defined in Series J’s Advisory Agreement with Graham.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	INVESTMENTS IN TRADING VEHICLES

Effective December 1, 2005, Series J invested a substantial portion of its assets in the Trading Vehicles. Series J’s investments in the Company, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represented approximately 91.80%, 76.38% and 98.92%, respectively, of the net asset value of each Trading Vehicle at December 31, 2006. On April 30, 2007, the Terminated Trading Vehicles liquidated and ceased trading operations. Series J’s investments in WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC represented approximately 94.19% and 98.65%, respectively, of the net asset value prior to liquidation of each Terminated Trading Vehicle at April 30, 2007. On December 31, 2007, the Company liquidated and ceased trading operations. Series J’s investment in the Company represented approximately 94.26% of the net asset value prior to liquidation of the Company at December 31, 2007. The investments in the Trading Vehicles were subject to the Organization Agreements of the Trading Vehicles.

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2006	Investments	Income/ (Loss)	Redemption	Net Asset Value December 31, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$5,457,898	$4,356,090	$(33,077,062)	$0
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

	$69,468,854	$12,102,810	$1,760,375	$(83,332,039)	$0

	Net Asset Value December 31, 2005	Investments	Income (Loss)	Redemption	Net Asset Value December 31, 2006
WMT III Series G/J Trading Vehicle LLC	$10,034,305	$12,678,627	$1,396,052	$(845,910)	$23,263,074
WMT III Series H/J Trading Vehicle LLC	10,152,980	14,310,775	(1,228,329)	(1,019,838)	22,215,588
WMT III Series I/J Trading Vehicle LLC	10,028,449	14,107,479	2,044,680	(2,190,416)	23,990,192

	$30,215,734	$41,096,881	$2,212,403	$(4,056,164)	$69,468,854

	Net Asset Value December 1, 2005	Investments	(Loss)	Redemption	Net Asset Value December 31, 2005
WMT III Series G/J Trading Vehicle LLC	$0	$10,341,481	$(307,176)	$0	$10,034,305
WMT III Series H/J Trading Vehicle LLC	0	10,341,481	(188,501)	0	10,152,980
WMT III Series I/J Trading Vehicle LLC	0	10,341,481	(313,032)	0	10,028,449

	$0	$31,024,443	$(808,709)	$0	$30,215,734

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the years ended December 31, 2007 and 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005 is as follows:

December 31, 2007*	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$5,895,765	$272,436	$(1,827,215)	$4,340,986
Change in unrealized trading gains (losses)	(822,590)	(497,525)	(659,713)	(1,979,828)
Brokerage commissions	(104,554)	(23,143)	(63,701)	(191,398)
Interest income	986,549	339,975	357,693	1,684,217
Incentive fees	(882,114)	0	0	(882,114)
Management fee	(631,411)	(217,947)	(155,508)	(1,004,866)
Operating expenses	(85,555)	(58,095)	(62,972)	(206,622)

	$4,356,090	$(184,299)	$(2,411,416)	$1,760,375

December 31, 2006
Realized trading gains (losses)	$665,414	$(1,913,244)	$445,445	$(802,385)
Change in unrealized trading gains (losses)	656,912	779,800	1,642,479	3,079,191
Brokerage commissions	(124,796)	(71,312)	(163,728)	(359,836)
Interest income	837,876	816,136	824,147	2,478,159
Incentive fees	(106,937)	(225,472)	(261,677)	(594,086)
Management fee	(478,221)	(562,588)	(385,953)	(1,426,762)
Operating expenses	(54,196)	(51,649)	(56,033)	(161,878)

	$1,396,052	$(1,228,329)	$2,044,680	$2,212,403

December 1 – 31, 2005
Realized trading gains (losses)	$(413,082)	$153,482	$(196,479)	$(456,079)
Change in unrealized trading gains (losses)	129,100	(312,647)	(93,680)	(277,227)
Brokerage commissions	(6,648)	(9,153)	(11,418)	(27,219)
Interest income	31,811	32,672	32,696	97,179
Management fee	(20,948)	(25,446)	(16,742)	(63,136)
Operating expenses	(27,409)	(27,409)	(27,409)	(82,227)

	$(307,176)	$(188,501)	$(313,032)	$(808,709)

* Through April 30, 2007 (date of liquidation) for the H/J Trading Vehicle and the I/J Trading Vehicle.

Prior to the liquidation of the Trading Vehicles, Series J was able to make additional contributions to, or redemptions from, the Trading Vehicles on a monthly basis.

Note 9.	MARKET AND CREDIT RISK

Series J’s investments in the Trading Vehicles and Managed Accounts are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	MARKET AND CREDIT RISK (CONTINUED)

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

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests through its Managed Accounts. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk).

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	MARKET AND CREDIT RISK (CONTINUED)

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2007, such segregated assets totaled $51,644,721. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $360,709 at December 31, 2007. There are no segregation requirements for assets related to forward trading.

As of December 31, 2007, all of Series J’s open futures contracts mature within nine months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2007(6)	2006(7)	2005(8)	2007(6)	2006(9)
Per Unit Performance
(for a unit outstanding throughout the entire year/period)
Net asset value per Unit, beginning of the year/period	$98.20	$97.38	$100.00	$96.71	$100.00

Income (loss) from operations:(3)
Net realized and change in unrealized income (loss)(1)	13.51	5.32	(2.36)	13.49	(2.89)
Interest income(1)	4.18	4.69	0.86	4.11	3.74
Expenses(1)	(9.99)	(8.68)	(1.08)	(8.04)	(3.78)

Total income (loss) from operations	7.70	1.33	(2.58)	9.56	(2.93)

Offering costs(1)	(0.50)	(0.51)	(0.04)	(0.51)	(0.36)

Net increase (decrease) for the year/period	7.20	0.82	(2.62)	9.05	(3.29)

Net asset value per Unit, end of the year/period	$105.40	$98.20	$97.38	$105.76	$96.71

Total Return(5)
Total return before incentive fees	10.33%	1.96%	(2.62)%	12.47%	(3.29)%
Incentive fees	(3.00)%	(1.12)%	0.00%	(3.11)%	0.00%

Total return after incentive fees	7.33%	0.84%	(2.62)%	9.36%	(3.29)%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2)	(2.85)%	(2.94)%	(2.60)%	(0.85)%	(0.06)%
Incentive fees(5)	(3.00)%	(1.12)%	0.00%	(3.11)%	0.00%

Net investment loss after incentive fees	(5.85)%	(4.06)%	(2.60)%	(3.96)%	(0.06)%

Interest income(4)	4.20%	4.76%	10.39%	4.13%	5.86%

Incentive fees(5)	3.00%	1.12%	0.00%	3.11%	0.00%
Other expenses(4)	7.05%	7.70%	12.99%	4.98%	5.92%

Total expenses	10.05%	8.82%	12.99%	8.09%	5.92%

Total returns are calculated based on the change in value of a unit during the year/period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the time of additions and redemptions.

(1)

Net realized and change in unrealized income (loss) per Unit, interest income per Unit, expenses per Unit and offering costs per Unit are calculated by dividing net realized and change in unrealized income (loss), interest income, expenses and offering costs by the weighted average number of units outstanding during the year/period. Net realized and change in unrealized income (loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees). All components of the net investment loss ratio have been annualized
(3)	Includes Series J’s proportionate share of income and expenses from WMT III Series H/J, G/J and I/J Trading Vehicle LLC.
(4)	All components of other expenses and interest income ratios have been annualized.
(5)	Not annualized.
(6)	For the year ended December 31, 2007.
(7)	For the year ended December 31, 2006.
(8)	For the period December 1, 2005 to December 31, 2005.
(9)	For the period May 1, 2006 to December 31, 2006.

Note 11.	SUBSEQUENT EVENTS

As of April 25, 2008, Series J has received additions of $11,837,994 and redemptions of $1,412,771.

SECTION II

WMT III SERIES G/J TRADING VEHICLE LLC

FINAL ANNUAL REPORT

December 31, 2007 (date of termination)

WMT III SERIES G/J TRADING VEHICLE LLC

TABLE OF CONTENTS

PAGES
Report of Independent Registered Public Accounting Firm – Eisner LLP	1

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

Financial Statements

Statements of Financial Condition	3

Condensed Schedules of Investments	4

Statements of Operations	5

Statements of Changes in Members’ Capital (Net Asset Value)	6

Notes to Financial Statements	7–13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member and Members of

World Monitor Trust III Series G/J Trading Vehicle LLC

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of World Monitor Trust III Series G/J Trading Vehicle LLC (the “Company”) as of December 31, 2007 (date of termination), and the related statements of operations and changes in members’ capital and financial highlights for the year ended December 31, 2007 (date of termination). These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III Series G/J Trading Vehicle LLC at December 31, 2007 (date of termination), and the results of its operations and changes in its members’ capital and the financial highlights for the year ended December 31, 2007 (date of termination), in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March , 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member and Members of

World Monitor Trust III Series G/J Trading Vehicle LLC

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of World Monitor Trust III Series G/J Trading Vehicle LLC (the “Company”) as of December 31, 2006, and the related statements of operations and changes in members’ capital for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III Series G/J Trading Vehicle LLC at December 31, 2006, and the results of its operations and changes in its members’ capital for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York
March 28, 2007

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 (date of termination) and 2006

	2007	2006
ASSETS
Cash	$29,396,394	$24,478,301
Net unrealized gain on open futures contracts	0	525,372
Net unrealized gain on open forward currency contracts	81,121	325,380
Interest receivable	62,930	99,446

Total assets	$29,540,445	$25,428,499

LIABILITIES
Accrued expenses	$62,946	$32,134
Commissions payable	0	3,576
Advisor fee payable	121,945	53,106
Incentive fee payable	238,634	0
Net unrealized loss on open futures contracts	56,636	0
Redemptions payable	29,060,284	0

Total liabilities	29,540,445	88,816

MEMBERS’ CAPITAL (Net Asset Value)
Member G – Class I	0	908,532
Member G – Class II	0	1,168,077
Member J – Class I	0	22,158,018
Member J – Class II	0	1,105,056

Total members’ capital
(Net Asset Value)	0	25,339,683

Total liabilities and members’ capital	$29,540,445	$25,428,499

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2007 (date of termination) and 2006

	2007		2006
	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value(1)	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value
OPEN FUTURES CONTRACTS
Long futures contracts
Commodities	$0	0.00%	$11,825	0.05%
Interest rates	0	0.00%	(64,318)	(0.25)%
Metals	(76,058)	(0.27)%	(16,513)	(0.07)%
Stock indices	0	0.00%	198,600	0.78%
Other	0	0.00%	8,813	0.03%

Net unrealized gain (loss) on open long futures contracts	(76,058)	(0.27)%	138,407	0.54%

Short futures contracts
Energy	0	0.00%	78,298	0.31%
Commodities	0	0.00%	3,290	0.01%
Interest rates	0	0.00%	347,838	1.38%
Metals	19,422	0.07%	12,850	0.05%
Stock indices	0	0.00%	(42,545)	(0.17)%
Other	0	0.00%	(12,766)	(0.05)%

Net unrealized gain on open short futures contracts	19,422	0.07%	386,965	1.53%

Net unrealized gain (loss) on open futures contracts	$(56,636)	(0.20)%	$525,372	2.07%

OPEN FORWARD CURRENCY CONTRACTS
Net unrealized gain (loss) on long forward currency contracts	$(287,605)	(1.01)%	$333,447	1.32%
Net unrealized gain (loss) short forward currency contracts	368,726	1.30%	(8,067)	(0.03)%

Net unrealized gain on open forward currency contracts	$81,121	0.29%	$325,380	1.29%

(1)	Net asset value prior to liquidating redemptions

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 (date of termination), 2006 and

For the period December 1, 2005 (commencement of operations) to December 31, 2005

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
REVENUES
Realized	$6,332,066	$651,531	$(434,052)
Change in unrealized	(826,267)	715,098	135,654
Interest income	1,068,501	895,448	33,425

Total revenues (losses)	6,574,300	2,262,077	(264,973)

EXPENSES
Brokerage commissions	112,941	132,635	6,985
Advisor incentive fees	955,788	107,871	0
Advisor management fees	683,111	510,442	22,012
Operating expenses	92,342	57,331	28,800

Total expenses	1,844,182	808,279	57,797

NET INCOME (LOSS)	$4,730,118	$1,453,798	$(322,770)

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the years ended December 31, 2007 (date of termination), 2006 and

For the period December 1, 2005 (commencement of operations) to December 31, 2005

	Members’ Capital
	Member G – Class I	Member G – Class II	Member J – Class I	Member J – Class II	Total
Members’ capital at December 1, 2005 (commencement of operations)	$0	$0	$0	$0	$0
Additions	525,000	0	10,341,481	0	10,866,481
Redemptions	0	0	0	0	0
Net loss	(15,594)	0	(307,176)	0	(322,770)

Members’ capital at December 31, 2005	509,406	0	10,034,305	0	10,543,711
Additions	819,634	1,157,000	11,581,883	1,096,744	14,655,261
Redemptions	(451,873)	(15,304)	(835,384)	(10,526)	(1,313,087)
Net income	31,365	26,381	1,377,214	18,838	1,453,798

Members’ capital at December 31, 2006	908,532	1,168,077	22,158,018	1,105,056	25,339,683
Additions	232,500	104,500	4,643,979	813,919	5,794,898
Redemptions	(173,067)	(982,736)	(6,093,323)	(205,154)	(7,454,280)
Net income	187,640	186,389	4,077,061	279,028	4,730,118

Members’ capital before liquidating redemptions	1,155,605	476,230	24,785,735	1,992,849	28,410,419
Liquidating redemptions	(1,155,605)	(476,230)	(24,785,735)	(1,992,849)	(28,410,419)

Members’ capital at December 31, 2007 (date of termination)	$0	$0	$0	$0	$0

See accompanying notes.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series G/J Trading Vehicle LLC (the “Trading Vehicle”) was a limited liability company organized under the laws of Delaware on March 10, 2005, which was scheduled to terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005 and was dissolved effective December 31, 2007. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Member”) was the Managing Member of the Trading Vehicle.

Prior to December 31, 2007, the Trading Vehicle consisted of four members: World Monitor Trust III – Series G, Class I (“Member G-Class I”), World Monitor Trust III – Series G, Class II (“Member G-Class II”), World Monitor Trust III – Series J, Class I (“Member J-Class I”) and World Monitor Trust III – Series J, Class II (“Member J-Class II”) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

Effective December 31, 2007, the Members withdrew from the Trading Vehicle. Member G-Class I and Member G-Class II were dissolved at this time. Member J-Class I and Member J-Class II re-allocated its assets to a Managed Account to be managed by the Trading Vehicle’s trading advisor, Graham Capital Management, L.P. (the “Trading Advisor”) pursuant to its Global Diversified Program at 150% Leverage.

The Trading Vehicle was a Member managed limited liability company that was not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

Through December 31, 2007, the Trading Vehicle had an advisory agreement with the Trading Advisor to make the trading decisions for the Trading Vehicle. The Trading Advisor managed approximately 100% of the assets of the Trading Vehicle pursuant to its Global Diversified at 150% Leverage program.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The financial statements of the Trading Vehicle are prepared in accordance with accounting principles generally accepted in the United States of America, which require of the Managing Member to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and forward transactions are reflected in the accompanying statement of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot price. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trading Vehicle had provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Trading Vehicle. The Trading Vehicle was unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expected the risk of having to make any payments under these general business indemnifications to be remote.

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Member of the Trading Vehicle has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2007 (date of termination) and 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trading Vehicle recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Trading Vehicle had elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Member of the Trading Vehicle, evaluated the impact of adopting FIN 48 on the Trading Vehicle’s financial statements. In Preferred’s opinion, FIN 48 had no material impact on the Trading Vehicle, as the Trading Vehicle’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Given the Trading Vehicle’s termination on December 31, 2007, SFAS 157 had no impact on the Trading Vehicle’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Given the Trading Vehicle’s termination on December 31, 2007, SFAS 159 will have no impact on the Trading Vehicle’s financial statements.

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Trading Vehicle received interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

The Trading Vehicle’s foreign cash balances and US dollar equivalents are the following:

Total By Currency	Local Amount	USD (Base) Amount
British Pound	388,602	775,882
Eurodollars	2,844,935	4,188,883
Other Various Currencies		85,683
Total Foreign Cash		5,050,448

The total foreign currency converted to US dollars as a percentage of total cash was 17.18% at December 31, 2007 (date of termination).

B.	Income Taxes

The Trading Vehicle is treated as a partnership for Federal income tax purposes. As such, the Trading Vehicle is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Trading Vehicle may be subject to other state and local taxes in jurisdictions in which it operated.

C.	Capital Accounts

The Trading Vehicle accounted for additions, allocations of net income (loss) and redemptions on a per member capital account basis.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Capital Accounts (Continued)

The Trading Vehicle allocated profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) were permitted at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle did not make any distributions.

D.	Foreign Currency Transactions

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar were translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars were translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption Realized in the statements of operations.

E.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	MANAGEMENT AND INCENTIVE FEES

The Trading Vehicle paid the Trading Advisor a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the Trading Vehicle’s allocated assets determined as of the close of business on the last day of each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of each month were added back to the assets and there were no reductions for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Trading Vehicle paid the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrued monthly and was paid quarterly. For the years ended December 31, 2007 (date of termination), December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005, the Trading Advisor earned incentive fees of $955,788, $107,871 and $0, respectively.

Note 4.	INCOME TAXES

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Trading Vehicle.

Note 5.	OPERATING EXPENSES

Operating expenses of the Trading Vehicle were paid for by the Trading Vehicle.

Note 6.	DEPOSITS WITH BROKER

The Trading Vehicle deposited funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. The Trading Vehicle also deposited collateral with UBS AG for margin against over-the-counter forward and foreign exchange deals. Margin requirements were satisfied by the deposit of cash with such broker. The Trading Vehicle earned interest income at competitive rates on assets deposited with the broker.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	ADDITIONS, DISTRIBUTIONS AND REDEMPTIONS

Additional investments in the Trading Vehicle were made monthly subject to the terms of the Organization Agreement.

The Trading Vehicle was not required to make distributions, but could do so at the discretion of the Members. A Member could request and receive redemption of capital at any time, subject to the terms in the Organization Agreement.

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

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which was typically many times that of the Trading Vehicle’s net assets being traded, significantly exceeded the Trading Vehicle’s future cash requirements since the Trading Vehicle intended to close out its open positions prior to settlement. As a result, the Trading Vehicle was generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trading Vehicle considered the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trading Vehicle’s commitments to purchase commodities was limited to the gross or face amount of the contract held. However, when the Trading Vehicle entered into a contractual commitment to sell commodities, it had to deliver the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposed the Trading Vehicle to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Trading Vehicle held and the liquidity and inherent volatility of the markets in which the Trading Vehicle traded.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk

When entering into futures and forward contracts, the Trading Vehicle was exposed to credit risk that the counterparty to the contract would not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there was a concentration risk on forward transactions entered into by the Trading Vehicle as UBS AG was the sole counterparty. The Trading Vehicle entered into a master netting agreement dated November 29, 2005 with UBS AG and, as a result, when applicable, presented unrealized gains and losses on open forward positions as a net amount in the statement of financial condition.

The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts may result in greater loss than non-performance on all of the Trading Vehicle’s contracts. There could be no assurance that any counterparty, clearing member or clearinghouse would meet its obligations to the Trading Vehicle.

The Managing Member attempted to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Advisory Agreement, if the net asset value allocated to the Trading Advisor declined as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, was required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and was not allowed to commingle such assets with its other assets. At December 31, 2007 (date of termination) and 2006, such segregated assets totaled $9,691,097 and $22,129,652, respectively. Part 30.7 of the CFTC regulations also required the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $4,993,812 and $2,497,027 at December 31, 2007 (date of termination) and 2006, respectively. There were no segregation requirements for assets related to forward trading.

As of December 31, 2007 (date of termination), all open futures and forward contracts mature within three months.

WMT III SERIES G/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the years ended December 31, 2007 (date of termination), 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005. This information has been derived from information presented in the financial statements

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
Total Return(1)
Total return before incentive fee	22.24%	9.40%	(2.97)%
Incentive fee	(3.96)%	(0.55)%	0.00%

Total return after incentive fee	18.28%	8.85%	(2.97)%

Ratios to average net asset value:
Expenses prior to incentive fee	3.34%	3.56%	6.38	%(2)
Incentive fee(1)	3.60%	0.55%	0.00%

Total expenses and incentive fee	6.94%	4.11%	6.38%

Net investment income (loss)(3)	0.68%	0.99%	(2.69	)%(2)

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

MEMBERS’ CAPITAL(Net Asset Value)
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

	B.	Capital Accounts

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2008.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ David K. Spohr	Date: April 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on April 28, 2008.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: April 28, 2008
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: April 28, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2007 was $3.92.

Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Limited Owners without charge upon written request to:

World Monitor Trust III – Series J

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573