Form 10-K/A
period 2007-12-31
World Monitor Trust III - Series J
filed 2008-05-06
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 25, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 6, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 23, 2005

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on May 13, 2005

WORLD MONITOR TRUST III – SERIES J

Explanatory Note

The Form 10-K/A is being filed solely to correct the dates reported in Eisner LLP’s “Report of Independent Registered Public Accounting Firm” in the World Monitor Trust III – Series J Financial Statements and the WMTIII Series G/J Trading Vehicle LLC Financial Statements of Registrant’s Form 10-K previously filed on April 28, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on April 28, 2008 by this amendment.

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

April 25, 2008

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

Eisner LLP

New York, New York

April 25, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2008.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ David K. Spohr	Date: May 6, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on May 6, 2008.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 6, 2008
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 6, 2008
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)