Form 10-Q
period 2008-03-31
World Monitor Trust III - Series J
filed 2008-05-15
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

March 31, 2008

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Cash	$76,188,303	$56,155,596
Net unrealized gain on open futures contracts	1,605,995	164,692
Redemption receivable from WMT III Series G/J Trading Vehicle LLC	24,434,581	26,948,407
Due from affiliate	0	45,260
Accounts receivable	260	0
Interest receivable	57,741	130,359

Total assets	$102,286,880	$83,444,314

LIABILITIES
Accrued expenses	$144,299	$78,504
Service fees payable	0	125,111
Sales commission payable	0	67,839
Management fee payable	0	33,920
Trading advisor management fee payable	374,292	147,979
Incentive fees payable	2,045,648	634,649
Offering costs payable	0	33,920
Net unrealized loss on open forward contracts	23,252	452,149
Redemptions payable	535,925	995,851
Subscriptions received in advance	4,217,890	1,395,250

Total liabilities	7,341,306	3,965,172

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ Interests – 718,231.065 and 688,045.259 units outstanding at March 31, 2008 and December 31, 2007, respectively	84,429,841	72,522,810
Managing Owner Interests – 7,615.950 and 7,461.871 units outstanding at March 31, 2008 and December 31, 2007, respectively	895,274	786,512
Class II Units:
Unitholders’ Interests – 80,310.477 and 57,736.703 units outstanding at March 31, 2008 and December 31, 2007, respectively	9,518,222	6,106,173
Managing Owner Interests – 862.632 and 601.816 units outstanding at March 31, 2008 and December 31, 2007, respectively	102,237	63,647

Total unitholders’ capital	94,945,574	79,479,142

Total liabilities and unitholders’ capital	$102,286,880	$83,444,314

NET ASSET VALUE PER UNIT
Class I	$117.55	$105.40

Class II	$118.52	$105.76

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008		December 31, 2007
Future and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.03)%	$(27,725)	0.22%	$175,923
Currencies	0.29%	278,937	0.00%	0
Energy	0.84%	798,863	0.01%	5,963
Interest rates	0.29%	274,125	0.07%	52,533
Metals	1.53%	1,453,897	(0.53)%	(423,141)
Stock indices	0.00%	0	(0.01)%	(5,227)

Net unrealized gain (loss) on futures contracts purchased	2.92%	2,778,097	(0.24)%	(193,949)

Futures contracts sold:
Commodities	0.00%	2,008	(0.01)%	(8,369)
Energy	0.00%	0	(0.23)%	(180,840)
Interest rates	(0.01)%	(9,782)	0.00%	(2,334)
Metals	(1.18)%	(1,122,296)	0.96%	761,478
Stock indices	(0.04)%	(42,032)	(0.27)%	(211,294)

Net unrealized gain (loss) on futures contracts sold	(1.23)%	(1,172,102)	0.45%	358,641

Net unrealized gain on futures contracts	1.69%	$1,605,995	0.21%	$164,692

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(2.40)%	$(2,274,216)	(0.60)%	$(477,822)

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	2.37%	2,250,964	0.03%	25,673

Net unrealized loss on forward contracts	(0.03)%	$(23,252)	(0.57)%	$(452,149)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
NET INCOME (LOSS) FROM SERIES OPERATIONS:
REVENUES
Realized	11,065,635	0
Change in unrealized	1,870,200	0
Interest	283,634	21,399

Total revenues	13,219,469	21,399
EXPENSES
Brokerage commissions	59,471	0
Management fee	108,211	87,971
Advisor management fee	496,605	0
Advisor incentive fee	2,045,648	0
Service fee – Class I units	393,216	331,853
Sales commission	216,422	175,942
Operating expenses	168,672	82,850

Total expenses	3,488,245	678,616

NET INCOME (LOSS) FROM SERIES OPERATIONS	9,731,224	(657,217)

NET LOSS ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	$0	$(3,182,610)
Change in unrealized	0	(2,339,381)
Interest income	0	801,932

Total loss	0	(4,720,059)

EXPENSES
Brokerage commissions	0	90,809
Advisor management fees	0	429,369
Operating expenses	0	33,144

Total expenses	0	553,322

NET LOSS ALLOCATED FROM TRADING VEHICLES	0	(5,273,381)

NET INCOME (LOSS)	$9,731,224	$(5,930,598)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$12.37	$(8.24)

Class II	$13.17	$(7.85)

Weighted average number of Units outstanding – Class I	712,071	680,362

Weighted average number of Units outstanding – Class II	69,837	40,986

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interest		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2008
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142
Additions	42,345.259	4,665,941	154.079	16,241	23,043.265	2,564,700	260.816	28,798	65,803.419	7,275,680
Offering costs	0.000	(97,255)	0.000	(1,049)	0.000	(9,800)	0.000	(107)	0.000	(108,211)
Redemptions	(7,213.340)	(808,370)	0.000	0	(469.491)	(52,365)	0.000	0	(7,682.831)	(860,735)
Exchanges	(4,946.113)	(571,526)	0.000	0	0.000	0	0.000	0	(4,946.113)	(571,526)
Net income	0.000	8,718,241	0.000	93,570	0.000	909,514	0.000	9,899	0.000	9,731,224

Unitholders’ capital at March 31, 2008	718,231.065	$84,429,841	7,615.950	$895,274	80,310.477	$9,518,222	862.632	$102,237	807,020.124	$94,945,574

Three Months Ended March 31, 2007
Unitholders’ capital at December 31, 2006	644,120.100	$63,250,863	7,198.711	$706,894	33,473.100	$3,237,331	341.756	$33,053	685,133.666	$67,228,141
Additions	75,957.462	7,282,066	263.160	25,000	11,415.703	1,097,873	124.725	12,000	87,761.050	8,416,939
Offering costs	0.000	(82,059)	0.000	(905)	0.000	(4,952)	0.000	(56)	0.000	(87,972)
Redemptions	(34,605.716)	(3,200,116)	0.000	0	(2,435.681)	(224,922)	0.000	0	(37,041.396)	(3,425,038)
Net loss	0.000	(5,549,566)	0.000	(59,326)	0.000	(318,321)	0.000	(3,385)	0.000	(5,930,598)

Unitholders’ capital at March 31, 2007	685,471.846	$61,701,188	7,461.871	$671,663	42,453.122	$3,787,009	466.481	$41,612	735,853.320	$66,201,472

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was no longer offered and was dissolved. Series J will continue to exist unless terminated at some future date pursuant to the provisions of Article XIII of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

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

On April 30, 2007, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC (collectively, the “Terminated Trading Vehicles”) liquidated and ceased trading operations, leaving the Company as the only remaining trading vehicle investment for Series J. Effective May 1, 2007, Series J re-allocated assets previously held in the Terminated Trading Vehicles to managed accounts in the name of Series J. The assets that Series J allocated to WMT III Series I/J Trading Vehicle LLC were re-allocated to a managed account managed by Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program. The assets that Series J allocated to WMT III Series H/J Trading Vehicle LLC were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program.

Effective December 31, 2007, the Company, and Series G, were dissolved. Following the Company’s liquidation, Series J re-allocated its assets previously invested in the Company to a managed account (collectively with the Eagle and Ortus managed accounts, the “Managed Accounts”) managed by the Company’s trading advisor, Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% Leverage.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Trading Vehicles and/or Managed Accounts executes or executed transactions.

C.	The Offering

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 Series I, Class I; $6,250,000 Series I, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are or were being offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The statement of financial condition as of March 31, 2008, the statements of operations for the three months ended March 31, 2008 and 2007, and the statements of changes in unitholders’ capital for the three months ended March 31, 2008 and 2007, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Consistent with standard business practices in the normal course of business, Series J has provided general indemnifications to the Managing Owner and others when they act, in good faith, in the best interests of Series J. Series J is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series J recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FIN 48 on Series J’s financial statements. The adoption of FIN 48 had no material impact on Series J, as Series J’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Series J adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in these financial statements. Of its unrealized gains (losses) at March 31, 2008, approximately $1,605,995 or 101.47% of Series J’s investments are classified as Level 1 and $(23,252) or (1.47)% as Level 2. There are no Level 3 investments on March 31, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2008

	Level I	Level II	Level III	Total
Assets:
Net unrealized gain on open futures contracts	$1,605,995	$—	$—	$1,605,995
Liabilities
Net unrealized loss on open forward contracts	$—	$(23,252)	$—	$(23,252)

December 31, 2007

	Level I	Level II	Level III	Total
Assets:
Net unrealized gain on open futures contracts	$164,692	$—	$—	$164,692
Liabilities
Net unrealized loss on open forward contracts	$—	$(452,149)	$—	$(452,149)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Series J adopted SFAS 159 in the first quarter of 2008. Preferred, as Managing Owner of Series J, evaluated the impact adoption of SFAS 159 had on Series J’s financial statements. In Preferred’s opinion, the adoption of SFAS 159 did not have a material effect on Series J’s financial statements.

Cash represents amounts deposited with clearing brokers and banks, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest on all cash balances held by the clearing brokers and banks at prevailing rates.

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

The investments in the Trading Vehicles were reported in Series J’s statement of financial condition at fair value through their dissolution. Fair value ordinarily is the value determined for the Trading Vehicles in accordance with the Trading Vehicles’ valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicles. Generally, the fair value of Series J’s investment in a Trading Vehicle represents the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable. Series J recorded its proportionate share of each item of income and expense from the investment in the Trading Vehicles in the statement of operations. Through its investment in the Trading Vehicles, Series J paid its proportionate share of annual management fees (2.5%, 3.0% and 2.0% for Trading Vehicles G/J, H/J and I/J, respectively) and incentive fees (20% of New High Net Trading Profits as defined in the Advisory Agreements for the Trading Vehicles). Incentive fees were accrued monthly and paid quarterly in arrears. The accounting policies, including valuation policies, of the Trading Vehicles are contained in the notes to each Trading Vehicle’s financial statements included in Sections II, III and IV of Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Organization and Offering Costs

In accordance with WMT-III’s Trust Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations (the “Continuous Offering Period”). In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,303,487 of which $774,762 was reimbursed by Series J to the Managing Owner through March 31, 2008.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2008, the Managing Owner has paid $1,157,032 in ongoing offering costs, of which $1,099,870 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. Through March 31, 2008, no reimbursement has been paid to the Managing Owner for ongoing offering costs incurred for the period December 1, 2006 through March 31, 2008 in the amount of $500,807.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the three months ended March 31, 2008 and 2007, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

For the three months ended March 31, 2008 and 2007, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation noted above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred. Series J has

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Organization and Offering Costs (Continued)

evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements for the three months ended March 31, 2008 and 2007. Effective April 1, 2008, Series J will record a liability and expense for the remaining prior period initial costs and ongoing costs expected to be reimbursed and record any additional ongoing costs as incurred.

F.	Interest Income

Interest income is recorded on an accrual basis. During the three months ended March 31, 2008 and 2007, interest income consisted of interest earned in the Trading Vehicles and/or in Series J.

Note 3. RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	First Quarter 2008	First Quarter 2007
Management	$108,211	$87,971
General and administrative	29,520	39,399

	$137,731	$127,370

Expenses payable to the Managing Owner and its affiliates as of March 31, 2008 and December 31, 2007 were $29,520 and $57,377, respectively. Such amounts are included in the Management fee payable and Accrued expenses on the condensed statements of financial condition.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Through its investments in the Terminated Trading Vehicles until dissolution, Series J paid its proportionate share of annual management fees of 3.0% and 2.0% to Bridgewater Associates, Inc. (“Bridgewater”) and Eagle, respectively, and incentive fees of 20% of New High Net Trading Profits as defined in the respective Advisory Agreements for the Terminated Trading Vehicles. Beginning May 1, 2007, Series J pays Ortus and Eagle monthly management fees at the annual rate of 2.0% and 2.0%, respectively, of their Managed Accounts’ Allocated Assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus and Eagle a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements.

Through its investment in the Company until dissolution, Series J paid its proportionate share of annual management fees of 2.5% to Graham and incentive fees of 20% of New High Net Trading Profits as defined in the Advisory Agreement for the Company. Beginning January 1, 2008, Series J pays Graham a monthly management fee at the annual rate of 2.5% of the Allocated Assets of Graham’s Managed Account as defined in Series J’s Advisory Agreement with Graham. Additionally, Series J pays Graham a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in its specific Managed Account as defined in Series J’s Advisory Agreement with Graham.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the three months ended March 31, 2007 is as follows:

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

Prior to the liquidations of the Trading Vehicles, Series J was able to make additional contributions to, or redemptions from, the Trading Vehicles on a monthly basis.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2008 and December 31, 2007, such segregated assets totaled $64,284,933 and $51,644,721, respectively. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $946,501 and $360,709 at March 31, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2008, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended March 31,		Three months ended March 31,

	2008	2007	2008	2007
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$105.40	$98.20	$105.76	$96.71

Income (loss) from operations:(3)
Net realized and change in unrealized gain (loss)(1)	16.30	(7.47)	16.62	(7.30)
Interest income(1)	0.36	1.14	0.36	1.16
Expenses(1)	(4.50)	(1.74)	(4.08)	(1.25)

Total income (loss) from operations	12.16	(8.07)	12.90	(7.39)

Offering costs(1)	(0.01)	(0.12)	(0.14)	(0.12)

Net increase (decrease) for the period	12.15	(8.19)	12.76	(7.51)

Net asset value per Unit at end of period	$117.55	$90.01	$118.52	$89.20

Total Return(5)
Total return before incentive fee	13.87%	(8.34)%	14.47%	(7.77)%
Incentive fee	(2.34)%	0.00%	(2.40)%	0.00%

Total return after incentive fee	11.53%	(8.34)%	12.07%	(7.77)%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fee(2), (4)	(5.48)%	(2.52)%	(3.61)%	(0.40)%
Incentive fee(5)	(2.34)%	0.00%	(2.40)%	0.00%

Net investment loss after incentive fee	(7.82)%	(2.52)%	(6.01)%	(0.40)%

Interest income(4)	1.30%	4.84%	1.28%	4.98%

Incentive fees(5)	2.34%	0.00%	2.40%	0.00%
Other expenses(4)	6.78%	7.36%	4.89%	5.38%

Total expenses	9.12%	7.36%	7.29%	5.38%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles for the three months ended March 31, 2007.

(4)	Annualized.

(5)	Not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2008 (“First Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Offering

Up to $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (“Subscription Maximum”). The offering of Units of Series H, Class I (up to $37,500,000), Series H, Class II ($12,500,000), Series I, Class I ($18,750,000) and Series I, Class II ($6,250,000) were terminated effective March 31, 2007. The offering of Units of Series G, Class I (up to $37,500,000) and Series G, Class II ($12,500,000) were terminated effective December 31, 2007.

Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Registrant, $2,000 for certain “benefit plan investors” (including IRAs)). Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for the Registrant was reached during the Initial Offering Period permitting all Series to commence trading operations. Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Until the subscription maximum for the Registrant is reached or the offering of Registrant’s Units is terminated, Registrant’s Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in the Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Each Trading Vehicle had its own independent commodity trading advisor that made such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle Trading Systems Inc. (“Eagle”), respectively (the “Trading Advisors”), to make the trading decisions for each respective Trading Vehicle. Graham traded 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified at 150% Leverage program, which was a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which was a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which was a technical, systematic, global macro program. The advisory agreements could have been terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles were allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisors.

G/J Trading Vehicle paid Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s Net Asset Value. Each Trading Vehicle also paid the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

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

Pursuant to the changes discussed above, effective May 1, 2007, Eagle and Ortus serve as Trading Advisors for Managed Accounts in the name of Registrant. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Profits achieved by Eagle with respect to the assets allocated to it. Effective January 1, 2008, Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the New High Net Profits achieved by Graham with respect to the assets allocated to it.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in these financial statements. Of its unrealized gains (losses) at March 31, 2008, approximately $1,605,995 or 101.47% of Registrant’s investments are classified as Level 1 and $(23,252) or (1.47)% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $164,692 or 57.29% of Registrant’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on March 31, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact that adoption of SFAS 159 will have on Registrant’s financial statements. The Registrant adopted SFAS 159 in the first quarter of 2008, and such adoption did not have a material effect on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests” or ‘Unitholders”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2008 resulted in additional gross proceeds to Registrant of $75,725,090.

For First Quarter 2008, subscriptions of Limited Interests and General Interests were $7,230,641 and $45,039, respectively. For First Quarter 2007, subscriptions of Limited Interests and General Interests were $8,379,939 and $37,000, respectively.

Limited Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. For First Quarter 2008, redemptions of Limited Interests and General Interests were $1,432,261 and $0, respectively. For First Quarter 2007, redemptions of Limited Interests and General Interests were $3,425,038 and $0, respectively.

At March 31, 2008, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to the financial statements for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2008 and First Quarter 2007:

First Quarter 2008

General market consensus is that the US is in a recession. The question remains how long and deep it will be. Persistent liquidity problems, spreading credit market contagion and the worst stock market response to Federal Reserve (“Fed”) easing in the postwar era reveal the unusually intractable nature of the problems with which the Fed is presently grappling with. Perhaps more telling is the inability of the Fed to arrest the spread of liquidity problems across the credit market landscape and recurring spikes in the Ted-spread, the difference between the T-bill and LIBOR, and its extraordinarily high level, even after steep rate cuts and unprecedented actions through the discount window. Credit is the lifeblood of capitalist economies and a dysfunctional financial system appears to be threatening the US and the global economies.

US Treasuries finished the first quarter lower than year end 2007. The 10-year yield benchmark fell approximately to 3.41% from 4.00%. The 2-year yield was virtually unchanged in February but declined in March to near 1.60%. The 30-year note fell in March as well. The Fed lowered rates to 2.25% through three separate easing sessions during the quarter, which is a 2% decline. On March 11, the Fed announced a plan to lend up to $200 billion of Treasury securities in exchange for debt, including private mortgage backed securities that have been in a severe slump as homeowners default on payments. The biggest event of the quarter was the March 14 “rescue” of Bear Stearns & Co. Inc. through the sponsorship of the Fed and JP Morgan Chase & Co. after the investment house giant admitted its liquidity had significantly declined.

US first quarter economic data displayed little indication of a speedy housing recovery. Housing starts fell, building permits dropped to a 16-year low, confidence among home builders plummeted and mortgage delinquencies hit their highest levels since the Regan era. The outlook for employment worsened as the unemployment rate rose to 5.1% from 4.8%, which is the highest level since September 2005. In March, nonfarm payrolls plunged and January and February estimates were significantly revised downward, which made the data even harder to swallow. As far as inflation is concerned, the Fed continues to express its usual caution but the economic slump seems to be taking precedence.

Outside the US, European Central Bank (“ECB”) rates remained unchanged throughout the first quarter and ECB president, Jean Claude Trichet, continued his hawkish stance giving no indication the ECB would detour from its tight monetary policy. Inflation in the Eurozone ran a bit high and closed the quarter at 3.50%. However, consumer and business confidence was stable. The Bank of England (“BOE”) seemed to be in an easing mode during the first three months of the year as UK economic data, housing in particular, were on the weak side. Also, UK GDP was only 0.6% for the fourth quarter 2007 and the first quarter data does not appear to have improved. The People’s Bank of the Republic of China maintained a tight monetary policy in an effort to curb inflation and comments from the Bank indicate they might press tighter in the coming months as the inflation threat thickens. In addition, eyes are on the Tibet crisis and its impact on the upcoming summer Olympic Games. The Bank of Canada lowered its benchmark rate by 50 basis points on March 4 and Canadian GDP growth is minimal. The Bank of Japan remained on hold throughout the quarter. The Tankan report indicated decreased confidence as the manufacturing sector and the quarterly index fell.

Currencies: The US Dollar remained under pressure for most of March, extending the patterns of January and February. During the quarter, the US Dollar Index realized the weakest monthly close since its 1973 inception. Trading patterns in March were somewhat more two-sided than the straight down tone of January and February but the dollar was consistently unable to maintain consolidation rallies. The dollar continues to suffer from diversification efforts by foreign central banks such as China, Russia and some petro nations.

The euro continued its steep strengthening on the greenback through the first three months of 2008. The euro traded over an historical high-point prior to ending the quarter. The British pound concluded March little changed from February and January and ended the period slightly lower than year-end 2007. UK housing prices declined for five consecutive months as the subprime/credit concerns still hounded the British landscape. After closing out February at a three-year low, the dollar lost additional ground to the yen in March. The Japanese economy appears to be in better shape than the US as the yen continued its 2007 rally through to 2008. The Chinese yuan extended its gradual advance on the US dollar during the quarter. On a positive note for the greenback, the dollar strengthened on the Canadian dollar, Korean won and South African rand.

Energies: Record highs were set during the quarter as New York Mercantile Exchange crude futures traded over $110 in mid-March. Under March’s commodity deleveraging pressure, oil dropped and closed the quarter with a year-to-date gain over 6% within the Dow Jones AIG Index (“DJAIG”). A mid-March pipeline sabotage attempt in Iraq proved to be a limited disruption. Global demand, led primarily by China and India, remains the number one bullish factor for energy prices. Heating oil and natural gas performed handsomely in the first quarter, ending with gains of over 12% and 32%, respectively. Reformulated gasoline declined almost 3% during the three months as refining margins have been lean and, thus, production has lagged.

Agriculturals: Prior to the deleveraging commodity drawdown in late March, a weakening US dollar and supply side deficits drove agricultural prices to historical levels during the quarter. Corn began each month with prices on the upswing, which was followed at some point during the month with a temporary, profit taking sell-off. The fundamental reasons behind corn’s rally is the ethanol story, the growing potential of an eventual global food shortage and capital flows pouring into this “non-traditional” asset class. Wheat started the year off rather stable trading in the $9 to $10 per bushel (“pb”) range. As global fears of a wheat shortage hit the markets in February, prices launched to a record $25 pb but fell back to around $12 pb by the end of March, which capped off a positive quarter. Soybean prices encountered a similar trading pattern with a 28% increase by the end of February as increasing improvements in the quality of life in emerging nations drove the bean consumption pattern. As the March deleveraging took shape and rattled the markets, bean prices dropped 30%, ending the quarter with an overall loss.

Indices: It was a rocky quarter for the global equity markets. Cash flowed heavily from stocks to alternative assets in the wake of financial liquidity concerns and a weakening economic landscape. US stocks ended the quarter with their worst performance in six years. After a rally during the last week of the period, the Dow Jones Industrial Index finished down approximately 7.6% for the quarter, with financial stocks among the worst performers. The NASDAQ and S&P 500 dove 14% and 9.4% for the quarter, respectively. The US indices were presented with challenges related to the US financial mess along with the prolonged housing malaise.

Equities in Europe experienced their worst quarter in six years as well. Similar to the US, a shift to alternative assets and the surrounding credit and liquidity disaster drove the negative performance. In contrast, Europe could count on the strength in the euro and sterling as compared to the weak dollar. The broad based Dow Jones STOXX 600® index was down overall for the quarter. Financials, telecoms and tech represented the weakest sectors. The German DAX closed the quarter down nearly 19%. The French CAC 40 ended the quarter with losses over 16%. London’s FTSE had the benefit of a more accommodative BOE but still lost more than 11.5% during the quarter.

Once again, Asia was a hotbed of volatility as the major indices incurred double-digit declines. Akin to the US and Europe, financial and credit issues were key negative factors. Japan was impacted by negative economic data and, unlike the US, Japan concluded the period on a defensive note. The Nikkei lost 2.3% in the final session, finishing down over 18% for the quarter. In Hong Kong, the Hang Seng Index exhibited extreme volatility and ended the quarter with an almost 19% loss. In Australia, the All Ordinaries Index benefited from high commodity prices but not from the Reserve Bank’s very tight monetary policy and ended the quarter down roughly 15.7%

Metals: March was a bumpy month for gold. The metal reached an all-time high of approximately $1,034 on March 17. Also, commodities as an asset group experienced deleveraging, the result being a slide in gold prices. The quarter closed at over $921, resulting in a loss of approximately 6% for March, lowering the quarterly gain to plus 8.5%. Silver followed its parasitic role and followed gold through a very volatile trading pattern and finished with strong quarterly performance over 15%. The slowing demand for jewelry had less of an impact on silver than on gold. Platinum had a positive month but prices were rocky as Asian demand for jewelry cooled and power and labor problems in South Africa remained a concern. Palladium followed suit and had a positive quarter.

Prices increased across the board for base metals during the first quarter despite being affected by the deleveraging process in March. Copper gained a hefty 25.7% as demand outside the US remained strong. Power problems in South Africa and China lent support to aluminum. Increasing stainless steel production and demand resulted in an approximate 9.4% gain for nickel within the DJAIG. Mounting battery related demand and a narrowing production deficit resulted in a profitable quarter for lead. Tin and zinc witnessed profitable quarters as well.

Softs and Livestock: During the quarter, sugar prices exhibited extreme volatility, falling over 20% in March after a stellar February, bringing their quarterly gain to over 4% within the DJAIG. Higher production forecasts and inventory levels and the commodity pull-back were factors that promoted the 20% drop in March. Coffee lost over 8% within the DJAIG for the quarter and was the index’s worst performance component for March. Cocoa hit a 28-year high during the period and finished the quarter with positive overall performance. Citrus prices fell about 24% on indications of increased production as inventories topped two-year levels.

Live cattle extended its 2007 slide into the first quarter as performance finished down over 13.4%. Some blame the economic slump and oversupply for bad performance. After plummeting a hefty 11.6% in March, live hogs hold the dubious honor of being the weakest component within the DJAIG during the first quarter, closing down over 18.5%. On a positive note, demand in Asia remained strong.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2008 and First Quarter 2007 are presented below.

First Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Japanese yen, Australian dollar, Columbian peso, Korean won, British pound and Mexican peso. The majority of losses were experienced in the Swiss franc, Turkish lira and South African rand.

Energies: (+) This sector experienced a majority of its gains in crude oil, gas oil, heating oil and natural gas. Losses were experienced in reformulated gasoline.

Grains: (+) This sector experienced a majority of its gains in corn, soybeans, wheat and cotton. Losses were experienced in soybean meal.

Indices: (+) This sector experienced a majority of its gains in the German DAX Index, CAC 40 Index, Nikkei 225 Index, NASDAQ, Dow Jones STOXX 50 and the S&P 500 Index.

Interest Rates: (-) This sector experienced a majority of its losses in British Gilts and the German Bund and Bobl. The majority of gains were experienced in U.S. Treasury Notes, Japanese Government Bonds and Eurodollars.

Meats: (+) This sector experienced gains in live cattle.

Metals: (+) This sector experienced a majority of its gains in gold, silver and aluminum. Losses were experienced in copper and zinc.

Softs: (+) This sector experienced gains in sugar, coffee and cocoa.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of March 31, 2008 was $117.55, an increase of 11.53% from the December 31, 2007 Net Asset Value per Interest of $105.40. The Net Asset Value per Interest of Class I as of March 31, 2007 was $90.01, a decrease of 8.34% from the December 31, 2006 Net Asset Value per Interest of $98.20. The net asset value (“Net Asset Value”) per Interest of Class II as of March 31, 2008 was $118.52, an increase of 12.07% from the December 31, 2007 Net Asset Value per Interest of $105.76. The Net Asset Value per Interest of Class II as of March 31, 2007 was $89.20, a decrease of 7.77% from the December 31, 2006 Net Asset Value per Interest of $96.71. Past performance is not necessarily indicative of future results.

Registrant’s trading gains(losses) before commissions and related fees during First Quarter 2008 and First Quarter 2007 were approximately $12,936,000 and $(5,522,000), respectively.

Registrant’s average net asset level increased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to the effect of subscriptions and positive trading performance Registrant’s average net asset level increased during the First Quarter 2007 in comparison to the First Quarter 2006 primarily due to the effect of subscriptions, offset in part by negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income during First Quarter 2008 was approximately $284,000, a decrease of approximately $539,000 as compared to First Quarter 2007 primarily due to declining interest rates. Interest income during the First Quarter 2007 was approximately $823,000 an increase of approximately $387,000 as compared to the First Quarter 2006 primarily due to higher interest rates and average net assets due to contributions during the First Quarter 2007 as compared to the First Quarter 2006.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during First Quarter 2008 were approximately $59,000, a decrease of approximately $32,000 as compared to First Quarter 2007 primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs. Commissions and other transaction fees during the First Quarter 2007 were approximately $91,000, an increase of approximately $19,000 as compared to First Quarter 2006 due primarily to an increase in average net asset levels due to subscriptions.

Management fees are affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during First Quarter 2008 were approximately $497,000, an increase of approximately $68,000 as compared to First Quarter 2007 primarily due to higher average net asset levels as discussed above. Management fees to the Trading Advisors during the First Quarter 2007 were approximately $429,000 an increase of approximately $171,000 as compared to First Quarter 2006 due primarily to an increase in average net asset value as discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during First Quarter 2008 were approximately $108,000, an increase of approximately $20,000 as compared to First Quarter 2007 primarily due to the increase in average net assets as described above. Management fees to the Managing Owner during the First Quarter 2007 were approximately $88,000, an increase of approximately $37,000 as compared to First Quarter 2006 due primarily to subscriptions as discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees were approximately $2,046,000 in First Quarter 2008. Incentive fees during the First Quarter 2007 were $0.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly in arrears, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the First Quarter 2008 were approximately $393,000 and $216,000, respectively, an increase of approximately $61,000 and $40,000, respectively as compared to First Quarter 2007 primarily due to the increase in average net asset levels as discussed above. Service Fees and Sales Commissions during the First Quarter 2007 were approximately $332,000 and $176,000, respectively, an increase of approximately $129,000 and $74,000, respectively, as compared to First Quarter 2006 due primarily to an increase in average net asset value as discussed above.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during First Quarter 2008 were approximately $169,000, an increase of approximately $53,000 as compared to First Quarter 2007 primarily due to an increase in average net asset levels as described above. For the First Quarter 2007, operating expenses were approximately $116,000, an increase of approximately $1,000 as compared to First Quarter 2006 due primarily to an increase in average net asset levels due to subscriptions as discussed above.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007. Offering costs reimbursed by Registrant to the Managing Owner during First Quarter 2008 were approximately $108,000, an increase of approximately $20,000 as compared to First Quarter 2007 primarily due to the increase in average net asset levels as discussed above. Offering costs reimbursed by Registrant to the Managing Owner for the First Quarter 2007 were approximately $88,000, an increase of approximately $36,000 as compared to the amount reimbursed by Registrant to the Managing Owner in the First Quarter 2006 due primarily to an increase in average net asset levels as discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and commodity brokers. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisors are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the approximate margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2008 and December 31, 2007. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2008 and December 31, 2007, Registrant had total capitalizations of approximately $95 million and $80 million, respectively.

	March 31, 2008		December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$534,825	0.56%	$91,585	0.12%
Currencies	$14,889,926	12.52%	$7,182,314	9.04%
Commodities	$995,600	1.05%	$1,004,264	1.26%
Stock indices	$1,259,534	1.33%	$748,189	0.94%
Total	$17,679,885	15.45%	$9,026,352	11.36%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2008 and 2007 based upon Registrant’s total average capitalization of approximately $87 million and $69.7 million, respectively.

	First Quarter 2008		First Quarter 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$821,366	0.95%	$3,912,186	5.61%
Currencies	$7,696,896	8.89%	$2,615,276	3.75%
Commodities	$4,735,365	5.47%	$1,622,398	2.33%
Stock indices	$1,121,161	1.30%	$2,246,894	3.22%

Total	$14,374,788	16.61%	$10,396,754	14.91%

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

Based on average trading value at risk during the first quarter of 2008, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2007. The increase was across all sectors in the Registrant with the largest increase in the Currencies sector, except for Commodities which decreased slightly in sector exposure during the first quarter of 2008.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2008, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: May 15, 2008
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 15, 2008
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)