Form 10-Q
period 2008-06-30
World Monitor Trust III - Series J
filed 2008-08-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

June 30, 2008

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$94,410,766	$56,155,596
Net unrealized gain on open futures contracts	2,039,091	164,692
Net unrealized gain on open forward contracts	154,400	0
Redemption receivable from WMT III Series G/J Trading Vehicle LLC	24,434,581	26,948,407
Due from affiliate	0	45,260
Interest receivable	116,577	130,359

Total assets	$121,155,415	$83,444,314

LIABILITIES
Accrued expenses	$87,544	$78,504
Service fees payable	0	125,111
Sales commission payable	0	67,839
Management fees payable	0	33,920
Trading advisor management fees payable	206,235	147,979
Incentive fees payable	1,481,634	634,649
Offering costs payable	243,693	33,920
Net unrealized loss on open forward contracts	0	452,149
Redemptions payable	523,603	995,851
Subscriptions received in advance	6,323,014	1,395,250

Total liabilities	8,865,723	3,965,172

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders’ Interests – 782,887.897 and 688,045.259 units outstanding at June 30, 2008 and December 31, 2007, respectively	96,425,471	72,522,810
Managing Owner Interests – 8,308.984 and 7,461.871 units outstanding at June 30, 2008 and December 31, 2007, respectively	1,023,388	786,512
Class II Units:
Unitholders’ Interests – 117,671.781 and 57,736.703 units outstanding at June 30, 2008 and December 31, 2007, respectively	14,684,277	6,106,173
Managing Owner Interests – 1,254.557 and 601.816 units outstanding at June 30, 2008 and December 31, 2007, respectively	156,556	63,647

Total unitholders’ capital	112,289,692	79,479,142

Total liabilities and unitholders’ capital	$121,155,415	$83,444,314

NET ASSET VALUE PER UNIT
Class I	$123.17	$105.40

Class II	$124.79	$105.76

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008		December 31, 2007
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.26%	$290,935	0.22%	$175,923
Energy	0.05%	57,501	0.01%	5,963
Interest rates	0.00%	1,958	0.07%	52,533
Metals	0.34%	379,036	(0.53)%	(423,141)
Stock indices	0.00%	(1,272)	(0.01)%	(5,227)

Net unrealized gain (loss) on futures contracts purchased	0.65%	728,158	(0.24)%	(193,949)

Futures contracts sold:
Commodities	(0.03)%	(28,616)	(0.01)%	(8,369)
Energy	0.00%	0	(0.23)%	(180,840)
Interest rates	1.32%	1,479,370	0.00%	(2,334)
Metals	(0.50)%	(562,176)	0.96%	761,478
Stock indices	0.38%	422,355	(0.27)%	(211,294)

Net unrealized gain on futures contracts sold	1.17%	1,310,933	0.45%	358,641

Net unrealized gain on futures contracts	1.82%	$2,039,091	0.21%	$164,692

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.73%	$1,936,559	(0.60)%	$(477,822)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.59)%	(1,782,159)	0.03%	25,673

Net unrealized gain (loss) on forward contracts	0.14%	$154,400	(0.57)%	$(452,149)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME FROM SERIES OPERATIONS
REVENUES
Realized	$7,659,241	$1,823,857	$18,724,876	$1,823,857
Change in unrealized	610,748	2,305,687	2,480,948	2,305,687
Interest income	307,354	373,786	590,988	395,185

Total revenues	8,577,343	4,503,330	21,796,812	4,524,729

EXPENSES
Brokerage commissions	63,925	44,259	123,396	44,259
Management fees	131,879	86,766	240,090	174,737
Advisor management fees	592,300	163,170	1,088,905	163,170
Advisor incentive fees	1,481,635	274,752	3,527,283	274,752
Service fee – Class I Units	460,521	325,661	853,737	657,514
Sales commission	263,759	173,532	480,181	349,474
Offering costs	375,572	0	375,572	0
Operating expenses	184,814	93,532	353,486	176,381

Total expenses	3,554,405	1,161,672	7,042,650	1,840,287

NET INCOME FROM SERIES OPERATIONS	5,022,938	3,341,658	14,754,162	2,684,442

NET INCOME ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	0	5,264,415	0	2,081,805
Change in unrealized	0	1,210,483	0	(1,128,898)
Interest income	0	427,024	0	1,228,956

Total revenues	0	6,901,922	0	2,181,863

EXPENSES
Brokerage commissions	0	52,781	0	143,590
Advisor management fees	0	248,594	0	677,963
Advisor incentive fees	0	662,771	0	662,771
Operating expenses	0	122,085	0	155,230

Total expenses	0	1,086,231	0	1,639,554

NET INCOME ALLOCATED FROM TRADING VEHICLES	0	5,815,691	0	542,309

NET INCOME	$5,022,938	$9,157,349	$14,754,162	$3,226,751

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income per weighted average Unitholder and Managing Owner Unit
Class I	$5.69	$12.46	$17.87	$4.36

Class II	$6.41	$12.73	$18.47	$6.04

Weighted average number of Units outstanding – Class I	760,754	688,068	735,314	680,845

Weighted average number of Units outstanding – Class II	108,570	45,737	87,438	43,085

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2008
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142
Additions	121,117.201	14,087,934	847.113	99,241	55,186.487	6,434,698	652.741	75,798	177,803.542	20,697,671
Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)
Redemptions	(20,683.143)	(2,439,706)	0.000	0	(800.449)	(93,366)	0.000	0	(21,483.592)	(2,533,072)
Transfers	(5,591.420)	(648,763)	0.000	0	5,549.040	648,763	0.000	0	(42.380)	0
Net income		13,000,451		138,684		1,597,809		17,218		14,754,162

Unitholders’ capital at June 30, 2008	782,887.897	$96,425,471	8,308.984	$1,023,388	117,671.781	$14,684,277	1,254.557	$156,556	910,123.219	$112,289,692

Six Months Ended June 30, 2007
Unitholders’ capital at December 31, 2006	644,120.100	$63,250,863	7,198.711	$706,894	33,473.100	$3,237,331	341.756	$33,053	685,133.666	$67,228,141
Additions	104,135.530	9,893,523	263.160	25,000	16,063.983	1,523,873	124.725	12,000	120,587.400	11,454,396
Offering costs		(162,588)		(1,791)		(10,248)		(110)		(174,737)
Redemptions	(86,535.593)	(8,289,303)	0.000	0	(3,475.948)	(327,618)	0.000	0	(90,011.541)	(8,616,921)
Net income		2,933,905		32,485		257,895		2,466		3,226,751

Unitholders’ capital at June 30, 2007	661,720.036	$67,626,400	7,461.871	$762,588	46,061.135	$4,681,233	466.481	$47,409	715,709.522	$73,117,630

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was no longer offered and was dissolved. Series J will continue to exist unless terminated at some future date pursuant to the provisions of Article XIII of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members were Series G and Series J) (the “Company”), WMT III Series H/J Trading Vehicle LLC (whose sole members were Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members were Series I and Series J) (all three of which are collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as an aggregate trading vehicle. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Trust, of each Series and of Futures Strategic Trust, and has been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles were established for the speculative trading of futures contracts, options on futures contracts and forward currency contracts.

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

Effective December 31, 2007, the Company and Series G were dissolved. Following the Company’s dissolution, Series J re-allocated its assets receivable from the Company to a managed account (collectively with the Eagle and Ortus managed accounts, the “Managed Accounts”) managed by the Company’s trading advisor, Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% Leverage.

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

Up to $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase is $500.

Initially, the Units were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Series H and I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Until the subscription maximum for Series J is reached, Series J’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

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

Series J’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, the condensed statements of operations for the three months and six months ended June 30, 2008 and 2007, and the condensed statements of changes in unitholders’ capital for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of June 30, 2008 and the results of its operations for the three months and six months ended June 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

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

Series J adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in these financial statements. Of its unrealized gains at June 30, 2008, approximately $2,039,091 or 92.96% of Series J’s investments are classified as Level 1 and $154,400 or 7.04% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $164,692 or 57.29% of Series J’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on June 30, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

	Level 1	Level 2	Level 3	Total
June 30, 2008
Assets:
Net unrealized gain on open futures contracts	$2,039,091	$0	$0	$2,039,091
Net unrealized gain on open forward contracts	$0	$154,400	$0	$154,400

	Level 1	Level 2	Level 3	Total
December 31, 2007
Assets:
Net unrealized gain on open futures contracts	$164,692	$0	$0	$164,692
Liabilities:
Net unrealized loss on open forward contracts	$0	$(452,149)	$0	$(452,149)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115.” (“SFAS 159”) This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Series J adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on Series J’s financial statements, as Series J did not elect the fair value option for any eligible financial assets or liabilities.

Cash represents amounts deposited with the clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

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

In accordance with WMT-III’s Trust Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations (the “Continuous Offering Period”). In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $906,641 was reimbursed by Series J to the Managing Owner through June 30, 2008.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Organization and Offering Costs (Continued)

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2008, the Managing Owner has paid $1,221,682 in ongoing offering costs, of which $1,164,520 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. Through June 30, 2008, no reimbursement has been paid to the Managing Owner for ongoing offering costs incurred for the period December 1, 2006 through June 30, 2008 in the amount of $565,458.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the six months ended June 30, 2008 and 2007, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

For the three months ended March 31, 2008 and the six months ended June 30, 2007, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation noted above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred. Series J has evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements. Effective April 1, 2008, Series J recorded a liability and expense for the remaining initial costs expected to be reimbursed and expensed any additional ongoing costs as incurred in the condensed statement of operations and recorded a corresponding liability in the condensed statement of financial condition.

F.	Interest Income

Interest income is recorded on an accrual basis. During the six months ended June 30, 2008 and 2007, interest income consisted of interest earned in the Trading Vehicles and/or in Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Management	$131,879	$86,766	$240,090	$174,737
General and administrative	37,085	28,973	66,605	68,372

	$168,964	$115,739	$306,695	$243,109

Expenses payable to the Managing Owner and its affiliates as of June 30, 2008 and December 31, 2007 were $37,085 and $57,377, respectively. Such amounts are included in the Management fees payable and Accrued expenses on the condensed statements of financial condition.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Summarized information for these investments is as follows:

	Net Asset Value December 31, 2006	Investments	Income (Loss)	Redemptions	Net Asset Value June 30, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$3,322,852	$3,138,024	$(3,286,744)	$26,437,206
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

Total	$69,468,854	$9,967,764	$542,309	$(53,541,721)	$26,437,206

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the six months ended June 30, 2007 is as follows:

	June 30, 2007 *
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$3,636,584	$272,436	$(1,827,215)	$2,081,805
Change in unrealized trading gains (losses)	28,340	(497,525)	(659,713)	(1,128,898)
Brokerage commissions	(56,746)	(23,143)	(63,701)	(143,590)
Interest income	531,288	339,975	357,693	1,228,956
Advisor management fee	(304,508)	(217,947)	(155,508)	(677,963)
Advisor incentive fee	(662,771)	0	0	(662,771)
Operating expenses	(34,163)	(58,095)	(62,972)	(155,230)

Total	$3,138,024	$(184,299)	$(2,411,416)	$542,309

*	Through April 30, 2007 (date of liquidation) for the Terminated Trading Vehicles.

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $75,090,626 and $51,644,721, respectively. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $2,025,086 and $360,709 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2008, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2008		June 30, 2008
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$117.55	$105.40	$118.52	$105.76

Income from operations:
Net realized and change in unrealized gain(1)	9.43	25.84	9.50	26.12
Interest income(1)	0.35	0.72	0.36	0.74
Expenses(1), (6)	(4.16)	(8.66)	(3.59)	(7.72)

Total income from operations	5.62	17.90	6.27	19.14

Offering costs(1), (6)	0.00	(0.13)	0.00	(0.11)

Net increase for the period	5.62	17.77	6.27	19.03

Net asset value per Unit at end of period	$123.17	$123.17	$124.79	$124.79

Total Return(5)
Total return before incentive fees	6.19%	20.56%	6.71%	21.63%
Incentive fees	(1.41)%	(3.70)%	(1.42)%	(3.64)%

Total return after incentive fees	4.78%	16.86%	5.29%	17.99%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (4), (6)	(7.00)%	(6.31)%	(4.94)%	(4.54)%
Incentive fees(5)	(1.41)%	(3.70)%	(1.42)%	(3.64)%

Net investment loss after incentive fees	(8.41)%	(10.01)%	(6.36)%	(8.18)%

Interest income(4)	1.17%	1.24%	1.18%	1.25%

Incentive fees(5)	1.41%	3.70%	1.42%	3.64%
Other expenses(4), (6)	8.17%	7.55%	6.12%	5.79%

Total expenses	9.58%	11.25%	7.54%	9.43%

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2007		June 30, 2007
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$90.01	$98.20	$89.20	$96.71

Income from operations:(3)
Net realized and change in unrealized gain (1)	14.31	6.86	14.09	6.88
Interest income(1)	1.09	2.24	1.07	2.24
Expenses(1), (6)	(3.09)	(4.86)	(2.61)	(3.96)

Total income from operations	12.31	4.24	12.55	5.16

Offering costs(1), (6)	(0.12)	(0.24)	(0.12)	(0.24)

Net increase for the period	12.19	4.00	12.43	4.92

Net asset value per Unit at end of period	$102.20	$102.20	$101.63	$101.63

Total Return(5)
Total return before incentive fees	14.88%	5.42%	15.29%	6.54%
Incentive fees	(1.34)%	(1.35)%	(1.36)%	(1.45)%

Total return after incentive fees	13.54%	4.07%	13.93%	5.09%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (4), (6)	(3.04)%	(2.78)%	(1.03)%	(0.73)%
Incentive fees(5)	(1.34)%	(1.35)%	(1.36)%	(1.45)%

Net investment loss after incentive fees	(4.38)%	(4.13)%	(2.39)%	(2.18)%

Interest income(4)	4.58%	4.70%	4.53%	4.74%

Incentive fees(5)	1.34%	1.35%	1.36%	1.45%
Other expenses(4), (6)	7.62%	7.48%	5.56%	5.47%

Total expenses	8.96%	8.83%	6.92%	6.92%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles for the three and six months ended June 30, 2007.

(4)	Annualized.

(5)	Not annualized.

(6)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle” and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Effective May 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and the I/J Trading Vehicle and re-allocated assets to managed accounts in the name of Registrant (“Managed Accounts”). The assets that Registrant allocated to the I/J Trading Vehicle were re-allocated to a managed account managed by Eagle pursuant to its Momentum Program. The assets that Registrant withdrew from the H/J Trading Vehicle were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program. The H/J Trading Vehicle and I/J Trading Vehicle were dissolved effective as of April 30, 2007.

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated assets to a managed account in the name of Registrant. The assets that Registrant withdrew from to the G/J Trading

Vehicle were re-allocated to a managed account managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains at June 30, 2008, approximately $2,039,091 or 92.96% of Registrant’s investments are classified as Level 1 and $154,400 or 7.04% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $164,692 or 57.29% of Registrant’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on June 30, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests” or “Unitholders”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2008 resulted in additional gross proceeds to Registrant of $89,147,081.

For Second Quarter 2008 and the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”), subscriptions of Limited Interests were $13,291,991 and $20,522,632, respectively. For the period April 1, 2007 to June 30, 2007 (“Second Quarter 2007”) and January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”), subscriptions of Limited Interests were $3,037,457 and $11,417,396, respectively.

For Second Quarter 2008 and Year-To-Date 2008, subscriptions of General Interests were $130,000 and $175,039, respectively. For Second Quarter 2007 and Year-To-Date 2007, subscriptions of General Interests were $0 and $37,000, respectively.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase for Class I shares. Redemptions of Limited Interests for Second

Quarter 2008 and Year-To-Date 2008 were $1,100,811 and $2,533,072, respectively. Redemptions of Limited Interests for Second Quarter 2007 and Year-To-Date 2007 were $5,191,883 and $8,616,921, respectively.

Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $0 and $0, respectively. Redemptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $0 and $0, respectively.

At June 30, 2008, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities or is due from a liquidated trading vehicle. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant from promptly liquidating its commodity futures positions.

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

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Australian dollar, Swiss franc, Turkish lira, Mexican peso, Hungarian forint, South African rand and British pound. The majority of losses were experienced in the Canadian dollar and Japanese yen.

Energies: (+) This sector experienced gains in brent crude, crude oil, gas oil, heating oil and natural gas. There were no losses incurred for the sector.

Grains: (+) This sector experienced a majority of its gains in corn, soybeans and soybean meal. Losses were experienced in cotton and wheat.

Indices: (-) This sector experienced losses in the NASDAQ, the S&P 500 and the Nikkei. A majority of its gains were made in the CAC 40 Index, Dow Jones STOXX 50 and the Hang Seng Index

Interest Rates: (+) This sector experienced a majority of its gains in the German Bund and Bobl, London Gilts and Euribor. The majority of losses were experienced in U.S. Treasury Notes and Bonds, Japanese Government Bonds and Eurodollars.

Meats: (-) This sector experienced losses in live cattle. No gains were experienced overall for the sector during the quarter.

Metals: (-) This sector experienced losses in gold, silver, copper and aluminum. Gains were made in zinc.

Softs: (+) This sector experienced gains in coffee and cocoa. Losses were experienced in sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of June 30, 2008 was $123.17, an increase of 16.86% from the December 31, 2007 Net Asset Value per Interest of $105.40 and an increase of 4.78% from the March 31, 2008 Net Asset Value per Interest of $117.55. The Net Asset Value per Interest of Class I as of June 30, 2007 was $102.20 an increase of 4.07% from the December 31, 2006 Net Asset Value per Interest of $98.20 and an increase of 13.54% from the March 31, 2007 Net Asset Value per Interest of $90.01.

The Net Asset Value per Interest of Class II as of June 30, 2008 was $124.79, an increase of 17.99% from the December 31, 2007 Net Asset Value per Interest of $105.76 and an increase of 5.29% from the March 31, 2008

Net Asset Value per Interest of $118.52. The Net Asset Value per Interest of Class II as of June 30, 2007 was 101.63, an increase of 5.09% from the December 31, 2006 Net Asset Value per Interest of $96.71 and an increase of 13.93% from the March 31, 2007 Net Asset Value per Interest of $89.20.

Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $8,270,000 and $21,206,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $10,604,000 and $5,082,000, respectively.

Registrant’s average net asset level increased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to effect of subscriptions and positive trading performance. Registrant’s average net asset level increased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to effect of subscriptions and positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $307,000 and $591,000, respectively, a decrease of approximately $494,000 and $1,033,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates which more than offset the increases in average net assets discussed above. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $801,000 and $1,624,000, respectively, an increase of approximately $222,000 and $610,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net assets discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $64,000 and $123,000, respectively, a decrease of approximately $33,000 and $65,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $97,000 and $188,000, respectively, an increase of approximately $20,000 and $39,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset values discussed above.

Management fees are calculated on the net assets in the managed accounts at the beginning of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Second Quarter 2008 and Year-To-Date 2008 were approximately $592,000 and $1,089,000, respectively, an increase of approximately $180,000 and $248,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset values discussed above. Management fees to the Trading Advisors during the Second Quarter 2007 and Year-To-Date 2007 were approximately $412,000 and $841,000 respectively, an increase of approximately $81,000 and $251,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset values discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Second Quarter 2008 and Year-To-Date 2008 were approximately $132,000 and $240,000, respectively, an increase of approximately $45,000 and $65,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset values discussed above. Management fees to the Managing Owner during the Second Quarter 2007 and Year-To-Date 2007 were approximately $87,000 and $175,000, respectively, an increase of approximately $22,000 and $60,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset values discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreements) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $1,482,000 and $3,527,000, respectively. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $938,000 and $938,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Second Quarter 2008 were approximately $461,000 and $264,000, respectively, an increase of approximately $135,000 and $90,000, respectively, as compared to Second Quarter 2007, and during Year-To-Date 2008 were approximately $854,000 and $480,000, respectively, an increase of approximately $196,000 and $131,000, respectively, as compared to Year-To-Date 2007, primarily due to increased average net asset values discussed above. Service Fees and Sales Commissions during the Second Quarter 2007 were approximately $326,000 and $174,000, respectively, an increase of approximately $70,000 and $45,000, respectively, as compared to Second Quarter 2006, and Year-To-Date 2007 were approximately $658,000 and $349,000, respectively, an increase of approximately $198,000 and $118,000, respectively, as compared to Year-To-Date 2006 due primarily to increased average net asset values discussed above.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $185,000 and $353,000, respectively. Operating expenses during the Second Quarter 2007 and Year-To-Date 2007 were approximately $216,000 and $332,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007. Offering costs reimbursed by Registrant to the Managing Owner during the Second Quarter 2008 and Year-To-Date 2008 were approximately $376,000 and $484,000, respectively, an increase of approximately $289,000 and $309,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to the increased average net asset values discussed above. Offering costs reimbursed by Registrant to the Managing Owner during the Second Quarter 2007 and Year-To-Date 2007 were approximately $87,000 and $175,000, respectively, an increase of approximately $22,000 and $58,000, respectively, as compared to the amount reimbursed by Registrant to the Managing Owner in the Second Quarter 2006 and Year-To-Date 2006 due primarily to increased average net asset values discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2008 and December 31, 2007. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2008 and December 31, 2007, Registrant had total capitalizations of approximately $112 million and $79 million, respectively.

	June 30, 2008		December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,795,626	1.60%	$91,585	0.12%
Currencies	$14,771,039	13.15%	$7,182,314	9.04%
Commodities	$1,209,568	1.08%	$1,004,264	1.26%
Stock indices	$1,187,854	1.06%	$748,189	0.94%

Total	$18,964,086	16.89%	$9,026,352	11.36%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2008 and Year-To-Date 2008 based upon Registrant’s total average capitalization of approximately $107 million and $98 million, respectively.

	Second Quarter 2008		Year-To-Date 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,192,066	2.04%	$1,506,786	1.53%
Currencies	$14,491,384	13.52%	$12,656,172	12.87%
Commodities	$1,308,234	1.22%	$1,502,938	1.53%
Stock indices	$1,232,414	1.15%	$1,173,122	1.19%

Total	$19,224,097	17.93%	$16,839,018	17.12%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by Registrant is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 15% of the face value) as well as many times the total capitalization of Registrant. The magnitude of

Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of Registrant give no indication of this “risk of ruin.”

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

Based on average trading value at risk during the Second Quarter 2008, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2007. The increase was across all sectors in the Registrant with the largest increase in the Currencies sector.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempts to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for subscriptions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2008, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: August 14, 2008
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 14, 2008
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)