Form 10-Q
period 2008-09-30
World Monitor Trust III - Series J
filed 2008-11-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2008

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

SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

September 30, 2008

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$122,205,917	$56,155,596
Net unrealized gain on open futures contracts	1,604,699	164,692
Redemption receivable from WMT III Series G/J Trading Vehicle LLC	0	26,948,407
Due from affiliate	0	45,260
Interest receivable	107,000	130,359

Total assets	$123,917,616	$83,444,314

LIABILITIES
Accrued expenses	$113,497	$78,504
Service fees payable	0	125,111
Sales commission payable	0	67,839
Management fees payable	0	33,920
Trading advisor management fees payable	277,088	147,979
Incentive fees payable	199,622	634,649
Offering costs payable	128,805	33,920
Net unrealized loss on open forward contracts	4,423,470	452,149
Redemptions payable	1,417,022	995,851
Subscriptions received in advance	2,810,856	1,395,250

Total liabilities	9,370,360	3,965,172

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Interests – 871,290.346 and 688,045.259 units outstanding at September 30, 2008 and December 31, 2007, respectively	98,189,092	72,522,810
Managing Owner Interests – 9,290.106 and 7,461.871 units outstanding at September 30, 2008 and December 31, 2007, respectively	1,046,938	786,512
Class II Units:
Unitholders’ Interests – 131,989.578 and 57,736.703 units outstanding at September 30, 2008 and December 31, 2007, respectively	15,148,256	6,106,173
Managing Owner Interests – 1,419.990 and 601.816 units outstanding at September 30, 2008 and December 31, 2007, respectively	162,970	63,647

Total unitholders’ capital (Net Asset Value)	114,547,256	79,479,142

Total liabilities and unitholders’ capital	$123,917,616	$83,444,314

NET ASSET VALUE PER UNIT
Class I	$112.69	$105.40

Class II	$114.77	$105.76

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008		December 31, 2007
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.02)%	$(23,732)	0.22%	$175,923
Currencies	0.01%	6,770	0.00%	0
Energy	0.00%	0	0.01%	5,963
Interest rates	0.03%	41,149	0.07%	52,533
Metals	(1.55)%	(1,779,434)	(0.53)%	(423,141)
Stock indices	0.01%	15,466	(0.01)%	(5,227)

Net unrealized loss on futures contracts purchased	(1.52)%	(1,739,781)	(0.24)%	(193,949)

Futures contracts sold:
Commodities	0.26%	300,442	(0.01)%	(8,369)
Currencies	0.00%	806	0.00%	0
Energy	(0.05)%	(55,032)	(0.23)%	(180,840)
Interest rates	(0.02)%	(20,346)	0.00%	(2,334)
Metals	1.50%	1,712,575	0.96%	761,478
Stock indices	1.23%	1,406,035	(0.27)%	(211,294)

Net unrealized gain on futures contracts sold	2.92%	3,344,480	0.45%	358,641

Net unrealized gain on futures contracts	1.40%	$1,604,699	0.21%	$164,692

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(2.61)%	$(2,996,568)	(0.60)%	$(477,822)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.25)%	(1,426,902)	0.03%	25,673

Net unrealized loss on forward contracts	(3.86)%	$(4,423,470)	(0.57)%	$(452,149)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME (LOSS) FROM SERIES OPERATIONS
REVENUES
Realized	$(3,750,011)	$879,640	$14,974,865	$2,703,497
Change in unrealized	(5,012,262)	352,969	(2,531,314)	2,658,656
Interest income	729,452	542,159	1,320,440	937,344

Total revenues	(8,032,821)	1,774,768	13,763,991	6,299,497

EXPENSES
Brokerage commissions	104,221	36,821	227,617	81,080
Management fees	146,326	94,036	386,416	268,773
Advisor management fees	617,642	251,812	1,706,547	414,982
Advisor incentive fees	199,622	394,597	3,726,905	669,349
Service fee – Class I Units	506,946	351,499	1,360,683	1,009,013
Sales commission	292,651	188,071	772,832	537,545
Offering costs	31,438	0	407,010	0
Operating expenses	219,756	85,474	573,242	261,855

Total expenses	2,118,602	1,402,310	9,161,252	3,242,597

NET INCOME (LOSS) FROM SERIES OPERATIONS	(10,151,423)	372,458	4,602,739	3,056,900

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	0	(599,742)	0	2,393,220
Change in unrealized	0	198,650	0	(1,841,405)
Interest income	0	258,654	0	1,487,610

Total revenues	0	(142,438)	0	2,039,425

EXPENSES
Brokerage commissions	0	16,478	0	160,068
Advisor management fees	0	155,524	0	833,487
Advisor incentive fees	0	0	0	662,771
Operating expenses	0	22,882	0	178,112

Total expenses	0	194,884	0	1,834,438

NET INCOME (LOSS) ALLOCATED FROM TRADING VEHICLES	0	(337,322)	0	204,987

NET INCOME (LOSS)	$(10,151,423)	$35,136	$4,602,739	$3,261,887

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$(10.42)	$0.02	$5.56	$4.37

Class II	$(10.02)	$0.50	$3.16	$6.36

Weighted average number of Units outstanding – Class I	849,633	681,493	771,234	681,310

Weighted average number of Units outstanding – Class II	129,580	48,286	100,244	44,757

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2008
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142
Additions	230,076.292	26,947,573	1,828.235	215,241	73,004.337	8,593,198	818.174	95,798	305,727.038	35,851,810
Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)
Redemptions	(42,474.856)	(4,920,382)	0.000	0	(2,928.903)	(340,145)	0.000	0	(45,403.759)	(5,260,527)
Transfers	(4,356.349)	(502,919)	0.000	0	4,177.441	485,222	0.000	0	(178.908)	(17,697)
Net income		4,239,265		46,234		313,608		3,632		4,602,739

Unitholders’ capital at September 30, 2008	871,290.346	$98,189,092	9,290.106	$1,046,938	131,989.578	$15,148,256	1,419.990	$162,970	1,013,990.020	$114,547,256

Nine Months Ended September 30, 2007
Unitholders’ capital at December 31, 2006	644,120.100	$63,250,863	7,198.711	$706,894	33,473.100	$3,237,331	341.756	$33,053	685,133.666	$67,228,141
Additions	167,489.726	16,269,578	263.160	25,000	20,590.940	1,981,373	164.367	16,000	188,508.193	18,291,951
Offering costs		(249,502)		(2,752)		(16,347)		(172)		(268,773)
Redemptions	(125,913.897)	(12,276,373)	0.000	0	(4,302.811)	(411,561)	0.000	0	(130,216.707)	(12,687,934)
Net income		2,945,335		31,957		281,882		2,713		3,261,887

Unitholders’ capital at September 30, 2007	685,695.929	$69,939,901	7,461.871	$761,099	49,761.229	$5,072,678	506.123	$51,594	743,425.152	$75,825,272

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

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, the condensed statements of operations for the three months and nine months ended September 30, 2008 and 2007, and the condensed statements of changes in unitholders’ capital for the nine months ended September 30, 2008 and 2007, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when contracts are open or closed.

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

Series J adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in these financial statements. Of its unrealized gains (losses) at September 30, 2008, $1,604,699 or (56.93)% of Series J’s investments are classified as Level 1 and $(4,423,470) or 156.93% as Level 2. Of its unrealized gains (losses) at December 31, 2007, $164,692 or 57.29% of Series J’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on September 30, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2).

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

	Level 1	Level 2	Level 3	Total
September 30, 2008
Assets:
Net unrealized gain on open futures contracts	$1,604,699	$0	$0	$1,604,699
Liabilities:
Net unrealized loss on open forward contracts	$0	$(4,423,470)	$0	$(4,423,470)

	Level 1	Level 2	Level 3	Total
December 31, 2007
Assets:
Net unrealized gain on open futures contracts	$164,692	$0	$0	$164,692
Liabilities:
Net unrealized loss on open forward contracts	$0	$(452,149)	$0	$(452,149)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Series J adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on Series J’s financial statements, as Series J did not elect the fair value option for any eligible financial assets or liabilities.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on Series J’s condensed financial statements.

Cash represents amounts deposited with clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

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

In accordance with the Trust’s Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations (the “Continuous Offering Period”). In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $1,052,967 was reimbursed by Series J to the Managing Owner through September 30, 2008.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Organization and Offering Costs (Continued)

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2008, the Managing Owner has paid $1,335,333 in ongoing offering costs, of which $1,278,170 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2008 the Managing Owner incurred ongoing offering costs in the amount of $679,108. Of the $679,108, $58,846 has been expensed to Series J, but not reimbursed to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the nine months ended September 30, 2008 and 2007, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

For the three months ended March 31, 2008 and the nine months ended September 30, 2007, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation noted above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred. Series J has evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements. Effective April 1, 2008, Series J recorded a liability and expense for the remaining initial costs expected to be reimbursed and expensed any additional ongoing costs as incurred in the condensed statement of operations and recorded a corresponding liability in the condensed statement of financial condition.

At September 30, 2008 of the $128,805 listed on the Statement of Financial Condition, $69,959 is initial offering costs and $58,846 represents ongoing offering costs.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest Income

Interest income is recorded on an accrual basis. During the nine months ended September 30, 2008 and 2007, interest income consisted of interest earned in the Trading Vehicles and/or in Series J.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Management	$146,326	$94,036	$386,416	$268,773
General and administrative	27,605	22,244	94,210	94,873

	$173,931	$116,280	$480,626	$363,646

Expenses payable to the Managing Owner and its affiliates as of September 30, 2008 and December 31, 2007 were $27,605 and $57,377, respectively. Such amounts are included in the Management fees payable and Accrued expenses on the condensed statements of financial condition.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Summarized information for these investments is as follows:

	Net Asset Value December 31, 2006	Investments	Income (Loss)	Redemptions	Net Asset Value September 30, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$4,367,753	$2,800,702	$(5,489,089)	$24,942,440
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

Total	$69,468,854	$11,102,665	$204,987	$(55,744,066)	$24,942,440

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the nine months ended September 30, 2007 is as follows:

	September 30, 2007*
	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$3,947,999	$272,436	$(1,827,215)	$2,393,220
Change in unrealized trading losses	(684,167)	(497,525)	(659,713)	(1,841,405)
Brokerage commissions	(73,224)	(23,143)	(63,701)	(160,068)
Interest income	789,942	339,975	357,693	1,487,610
Advisor management fee	(460,032)	(217,947)	(155,508)	(833,487)
Advisor incentive fee	(662,771)	0	0	(662,771)
Operating expenses	(57,045)	(58,095)	(62,972)	(178,112)

Total	$2,800,702	$(184,299)	$(2,411,416)	$204,987

*	Through April 30, 2007 (date of liquidation) for the Terminated Trading Vehicles.

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2008 and December 31, 2007, such segregated assets totaled $83,001,283 and $51,644,721, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $1,461,676 and $360,709 at September 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2008, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2008		September 30, 2008
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$123.17	$105.40	$124.79	$105.76

Income (loss) from operations:
Net realized and change in unrealized gain (loss)(1)	(8.98)	16.64	(9.11)	16.37
Interest income(1)	0.74	1.50	0.75	1.62
Expenses(1), (6)	(2.24)	(10.72)	(1.66)	(8.88)

Total income (loss) from operations	(10.48)	7.42	(10.02)	9.11

Offering costs(1), (6)	0.00	(0.13)	0.00	(0.10)

Net increase (decrease) for the period	(10.48)	7.29	(10.02)	9.01

Net asset value per Unit at end of period	$112.69	$112.69	$114.77	$114.77

Total Return(5)
Total return before incentive fees	(8.33)%	10.66%	(7.86)%	11.94%
Incentive fees	(0.18)%	(3.74)%	(0.17)%	(3.42)%

Total return after incentive fees	(8.51)%	6.92%	(8.03)%	8.52%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (4), (6)	(4.44)%	(5.68)%	(2.38)%	(3.69)%
Incentive fees(5)	(0.18)%	(3.74)%	(0.17)%	(3.42)%

Net investment loss after incentive fees	(4.62)%	(9.42)%	(2.55)%	(7.11)%

Interest income(4)	2.56%	1.74%	2.55%	1.84%

Incentive fees(5)	0.18%	3.74%	0.17%	3.42%
Other expenses(4), (6)	7.00%	7.42%	4.93%	5.53%

Total expenses	7.18%	11.16%	5.10%	8.95%

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2007		September 30, 2007
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$102.20	$98.20	$101.63	$96.71

Income (loss) from operations:(3)
Net realized and change in unrealized gain(1)	1.05	7.91	1.05	7.91
Interest income(1)	1.10	3.34	1.07	3.31
Expenses(1), (6)	(2.22)	(7.08)	(1.68)	(5.62)

Total income (loss) from operations	(0.07)	4.17	0.44	5.60

Offering costs(1), (6)	(0.13)	(0.37)	(0.13)	(0.37)

Net increase (decrease) for the period	(0.20)	3.80	0.31	5.23

Net asset value per Unit at end of period	$102.00	$102.00	$101.94	$101.94

Total Return(5)
Total return before incentive fees	0.33%	5.75%	0.84%	7.37%
Incentive fees	(0.53)%	(1.88)%	(0.53)%	(1.96)%

Total return after incentive fees	(0.20)%	3.87%	0.31%	5.41%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (4), (6)	(2.31)%	(2.62)%	(0.29)%	(0.57)%
Incentive fees(5)	(0.53)%	(1.88)%	(0.53)%	(1.96)%

Net investment loss after incentive fees	(2.84)%	(4.50)%	(0.82)%	(2.53)%

Interest income(4)	4.34%	4.58%	4.24%	4.57%

Incentive fees(5)	0.53%	1.88%	0.53%	1.96%
Other expenses(4), (6)	6.65%	7.20%	4.53%	5.14%

Total expenses	7.18%	9.08%	5.06%	7.10%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series J’s proportionate share of income and expenses from the Trading Vehicles for the three and nine months ended September 30, 2007.
(4)	Annualized.
(5)	Not annualized.
(6)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

Note 11.	SUBSEQUENT EVENT

The Board of Directors of Preferred Investment Solutions Corp., the managing owner of World Monitor Trust III – Series J (the “Registrant”), determined that, beginning November 30, 2008, the Registrant’s units of beneficial interest (the “Units”) will no longer be publicly offered and will only be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered will have no material impact to current investors as there will be no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant.

The only change will be in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. Because the Registrant’s Units will be available on a private placement basis, new subscribers (and existing investors making additional subscriptions) must be made by persons that are “accredited investors” as defined in Regulation D under the Securities Act of 1933. Current investors that are not “accredited investors” will not be required to redeem their current Units, but will not be able to purchase additional Units.

For new subscribers, the minimum initial investment will be $25,000 ($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors will be $5,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2008 (“Third Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which was filed on Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters, Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains (losses) at September 30, 2008, $1,604,699 or (56.93)% of Registrant’s investments are classified as Level 1 and $(4,423,470) or 156.93% as Level 2. Of its unrealized gains (losses) at December 31, 2007, $164,692 or 57.29% of Registrant’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on September 30, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

The Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and Super Derivatives who derive fair values for those assets from observable inputs (Level 2).

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Registrant’s condensed financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s condensed financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests” or “Unitholders”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2008 resulted in additional gross proceeds to Registrant of $104,301,220.

For Third Quarter 2008 and the period January 1, 2008 to September 30, 2008 (“Year-To-Date 2008”), subscriptions of Limited Interests were $15,018,139 and $35,540,771 respectively. For the period July 1, 2007 to

September 30, 2007 (“Third Quarter 2007”) and January 1, 2007 to September 30, 2007 (“Year-To-Date 2007”), subscriptions of Limited Interests were $6,833,555 and $18,250,951, respectively.

For Third Quarter 2008 and Year-To-Date 2008, subscriptions of General Interests were $136,000 and $311,039, respectively. For Third Quarter 2007 and Year-To-Date 2007, subscriptions of General Interests were $4,000 and $41,000, respectively.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase for Class I shares. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $2,745,152 and $5,278,224, respectively. Redemptions of Limited Interests for Third Quarter 2007 and Year-To-Date 2007 were $4,071,013 and $12,687,934, respectively.

Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $0 and $0, respectively. Redemptions of General Interests for Third Quarter 2007 and Year-To-Date 2007 were $0 and $0, respectively.

At September 30, 2008, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to the financial statements included in the quarterly report on Form 10-Q for the quarter ended September 30, 2008, for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2008

Clearly, the financial crisis gripping the nation is resonating throughout all corners of the economy and the effects will be felt for some time to come. Consumers have already cut back spending dramatically but more retrenchment can be expected in response to worsening job and income prospects as well as the growing wealth destruction that has taken place in recent months. There is no longer any doubt that the economy is mired in a recession; the only question is how deep and long it will be. Economists are crossing their fingers that the downturn will be no worse than the last two mild recessions in 1990-91 and 2001. However, many believe that conditions will be at least as bad as they were during the worst post-war recessions, which occurred in 1980-81 and 1973-74. The credit crisis got worse with each passing day, despite huge Federal Reserve liquidity additions, a $700 billion bailout package and numerous other measures. The “broker dealer,” as once known, basically ceased to exist as Goldman Sachs, Merrill Lynch, Morgan Stanley and others changed structure to essentially become “banks”. The economic data flow in the US can only be described as feeble and promises to get even weaker. In the US, housing, employment and manufacturing data were all anemic throughout the third quarter of 2008 with many indications of worse to come.

A strengthening US dollar throughout the quarter added to demand for US Treasuries as well as flight-to-safety support. After seeing their largest monthly yield declines since February in the month of August, Treasury yields saw further erosion in September. The benchmark 10-Year Note saw its yield fall approximately 20 basis points during the quarter and the 2-Year yield dipped by roughly 70 basis points as the yield curve experienced a severe steepening. Central banks kept rates unchanged throughout the third quarter but in early October they collaboratively cut key rates in response to the global credit crisis. During the quarter, the Federal Reserve, Bank of England, European Central Bank and others injected huge amounts of liquidity into the markets.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, ended the quarter up overall and up 3.7% for the year. Among the majors, the euro and pound were particularly weak in September as the UK and the Eurozone experienced severe economic problems to go along with a burgeoning credit crisis. The British pound slipped to a 2-year low against the US dollar as the UK suffered recessionary-like conditions, including a 12.4% year-to-date drop in housing prices. The euro scored an all-time high in July, but from the peak it was all downhill as the euro slumped badly in August and September to close out the quarter near $1.41. The yen suffered far less fallout from the global credit crisis. It showed particular strength against both the euro and pound while gaining modestly to the dollar. The Australian dollar was pressured versus the yen as carry trades were unwound. The New Zealand dollar experienced a similar fate.

Energies: Crude posted steep losses in September down more than 13% within the Dow Jones AIG Index and over 31% for the quarter. Crude was pummeled by intense selling, the ongoing feature throughout the period. In addition, a firming US dollar, a significant slowing in global demand and above-quota OPEC output weighed on sentiment, which more than offset the geopolitical events surrounding Iran, Nigeria, Russia, Venezuela and the Middle East. Combined gasoline, heating oil and jet fuel demand is down more than 7% compared to last September. Natural gas followed suit and ended the quarter much lower.

Agriculturals: With steady declines in both price and open interest during the month of September, as well as all of the third quarter, the agricultural futures markets were prime examples of the widespread deleveraging seen across all markets. The deterioration in values came despite occasional weather concerns, which typically are the impetus for late summer rallies. For the quarter, corn, soybeans, wheat and cotton saw high-to-low declines in value from 37% to 30%. Corn and wheat lost roughly $3.00 per bushel each and soybeans lost over $6.00. Cotton also dropped significantly. The longer-term implications of the recent price plunge will be played out first in farmers’ springtime planting decisions. In addition to the normal, net profit calculations, banking considerations will play a major role in next season’s production potential. Understandably, the ongoing tight credit markets will cause bankers to shy away from lending money to farmers wishing to grow high-input-cost crops, regardless of profit potential.

Indices: Global equities suffered from a total lack of confidence as related to the credit crisis, which got worse instead of better throughout the quarter, despite herculean efforts from central banks and various government agencies. US stocks were hit with massive fund liquidations, partially due to margin needs but also due to large redemption levels that picked up speed with each passing session. After managing very modest gains in August, despite a sharp month-end slide, all the major US indices were lower in September. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell over 4%, 9% and 9% respectively for the quarter. Financial stocks, including banks, brokers and insurance companies were particularly weak, as were retail issues and energy stocks. The markets failed to react to the much-debated and delayed $700 billion Treasury “rescue” plan. US stocks were clearly hurt by the credit crisis in Europe.

Europe saw similar performance as their financial crisis was equally, if not more, dire than that in the US. The UK in particular has seen rigorous credit issues as the DJ Stoxx 600 lost approximately 12% during the third quarter due to staggering financial sector events. The German DAX, the French CAC and London’s FTSE all ended the quarter with losses. The Russian stock market was particularly weak, forcing trading halts on numerous occasions.

Asia posted the weakest equity performance of the three major regions during the quarter and it has subsequently experienced massive liquidation from international funds despite the fact that Japan and the region in general have less exposure to the global credit crisis. The Nikkei lost nearly 2,000 points and Korea’s Kospi fell over 14% throughout the period. Hong Kong was extremely weak and Shanghai extended a yearlong slide. Australian equities could not ward off the credit crisis and ended the quarter lower.

Metals: After a brief run in mid-July and a sell-off through the second week in of September, late quarter gains were not enough to offset losses as gold finished down over 5% for the period. Silver was down a hefty 29% for the third quarter. Base metals were sold heavily across the markets in September, to an even greater degree than in July and August, and all metals within the GSCI Commodity Index finished down for the quarter. Increasing exchange warehouse inventories as well as slowing global demand patterns weighted on metals. A firmer US dollar did not help the cause, neither did the general outflow of capital from commodities.

Softs and Livestock: Individual soft commodity fundamentals were similarly overwhelmed by capital outflows and fund liquidation pressures in September. Cocoa had managed gains in August but this was not the case in September. Sugar extended its August losses into September. Supplies hold ample and Brazilian sugar exports have accelerated. Coffee lost nearly 17% for the quarter.

Live hogs fell almost 4.5% and cattle 4.9%. Hogs were again hurt by increased slaughter levels and sluggish demand. Both markets saw slaughter increases related to higher feed costs and, like many agricultural commodities, were pressured by financing difficulties for farmers.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2008

Currencies: (-) This sector experienced a majority of its gains in the Canadian dollar, Swiss franc and Singapore dollar. The majority of losses were incurred in the Australian dollar, British pound and euro.

Energies: (-) This sector experienced gains in crude oil and natural gas. Losses were incurred in brent crude, gas oil, gasoline and heating oil.

Grains: (-) This sector experienced gains in cotton. The majority of losses were experienced in corn, wheat, soybeans and bean oil.

Indices: (+) This sector experienced a majority of its gains in the Hang Seng, Nikkei and NASDAQ indices. The majority of losses were experienced in the S&P 500, DAX and Russell 2000.

Interest Rates: (+) This sector experienced a majority of its gains in US Treasury Notes, German Bobl and Australian bonds. The majority of losses were experienced in Short Sterling, German Bund and London Gilts.

Meats: (+) This sector experienced gains in live cattle.

Metals: (-) This sector experienced gains in zinc and aluminum. The majority of losses were experienced in gold, silver, copper and lead.

Softs: (-) This sector experienced losses in coffee, cocoa and sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of September 30, 2008 was $112.69, an increase of 6.92% from the December 31, 2007 Net Asset Value per Interest of $105.40 and a decrease of 8.51% from the June 30, 2008 Net Asset Value per Interest of $123.17. The Net Asset Value per Interest of Class I as of September 30, 2007 was $102.00 an increase of 3.87% from the December 31, 2006 Net Asset Value per Interest of $98.20 and a decrease of 0.20% from the June 30, 2007 Net Asset Value per Interest of $102.20.

The Net Asset Value per Interest of Class II as of September 30, 2008 was $114.77, an increase of 8.52% from the December 31, 2007 Net Asset Value per Interest of $105.76 and a decrease of 8.03% from the June 30, 2008 Net Asset Value per Interest of $124.79. The Net Asset Value per Interest of Class II as of September 30, 2007 was $101.94, an increase of 5.41% from the December 31, 2006 Net Asset Value per Interest of $96.71 and an increase of 0.31% from the June 30, 2007 Net Asset Value per Interest of $101.63.

Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(8,762,000) and $12,444,000, respectively. Registrant’s trading gains (losses)

before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $832,000 and $5,914,000, respectively.

Registrant’s average net asset level increased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to the effect of additional subscriptions. Registrant’s average net asset level increased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to additional subscriptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $729,000 and $1,320,000, respectively, a decrease of approximately $72,000 and $1,105,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates which more than offset the increase in average net asset levels discussed above. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $801,000 and $2,425,000, respectively, an increase of approximately $23,000 and $633,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $104,000 and $228,000, respectively, an increase of approximately $51,000 as compared to Third Quarter 2007 primarily due to increased average net asset levels discussed above and a decrease of approximately $13,000 as compared to Year-To-Date 2007, primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $53,000 and $241,000, respectively, a decrease of approximately $42,000 and $3,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to lower trading volume.

Management fees are calculated on the net assets in the managed accounts at the beginning of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Third Quarter 2008 and Year-To-Date 2008 were approximately $618,000 and $1,707,000, respectively, an increase of approximately $211,000 and $459,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above. Management fees to the Trading Advisors during Third Quarter 2007 and Year-To-Date 2007 were approximately $407,000 and $1,248,000 respectively, an increase of approximately $13,000 and $264,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Third Quarter 2008 and Year-To-Date 2008 were approximately $146,000 and $386,000, respectively, an increase of approximately $52,000 and $117,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above. Management fees to the Managing Owner during Third Quarter 2007 and Year-To-Date 2007 were approximately $94,000 and $269,000, respectively, an increase of approximately $13,000 and $73,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to increased average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreements) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $200,000 and $3,727,000, respectively. Incentive fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $395,000 and $1,332,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the net asset value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the net asset value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Third Quarter 2008 were approximately $507,000 and $293,000, respectively, an increase of approximately $156,000 and $105,000, respectively, as compared to Third Quarter 2007, and during Year-To-Date 2008 were approximately $1,361,000 and $773,000, respectively, an increase of approximately $352,000 and $235,000, respectively, as compared to Year-To-Date 2007, primarily due to increased average net asset levels discussed above. Service Fees and Sales Commissions during the Third Quarter 2007 were approximately $351,000 and $188,000, respectively, an increase of approximately $40,000 and $27,000, respectively, as compared to Third Quarter 2006 and during Year-To-Date 2007 were approximately $1,009,000 and $538,000, respectively, an increase of approximately $238,000 and $146,000, respectively, as compared to Year-To-Date 2006 due primarily to increased average net asset levels discussed above.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $220,000 and $573,000, respectively. Operating expenses during the Third Quarter 2007 and Year-To-Date 2007 were approximately $108,000 and $440,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007. Offering costs reimbursed by Registrant to the Managing Owner during the Third Quarter 2008 and Year-To-Date 2008 were approximately $31,000 and $515,000, respectively, a decrease of approximately $63,000 as compared to Third Quarter 2007 due to changes in the accounting treatment and calculation of Offering costs further detailed in the Registrant’s notes to its financial statements and an increase of approximately $246,000 as compared to Year-To-Date 2007, due to a one-time charge of approximately $307,000 to offering cost in April 2008 as a further result of changes to the Registrant’s accounting treatment of Offering costs . Offering costs reimbursed by Registrant to the Managing Owner for the Third Quarter 2007 and Year-To-Date 2007 were approximately $94,000 and $269,000, respectively, an increase of approximately $13,000 and $71,000, respectively, as compared to the amount reimbursed by Registrant to the Managing Owner in the Third Quarter 2006 and Year-To-Date 2006.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and commodity brokers. Management fees payable by Registrant to the Trading Advisors and to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisors are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2007, which was included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2008 and December 31, 2007. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2008 and December 31, 2007, Registrant had total capitalizations of approximately $115 million and $79 million, respectively.

	September 30, 2008		December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$620,508	0.54%	$91,585	0.12%
Currencies	$7,062,807	6.14%	$7,182,314	9.04%
Commodities	$483,397	0.42%	$1,004,264	1.26%
Stock indices	$1,886,981	1.64%	$748,189	0.94%

Total	$10,053,693	8.74%	$9,026,352	11.36%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2008 and Year-To-Date 2008 based upon Registrant’s total average capitalization of approximately $107 million and $98 million, respectively.

	Third Quarter 2008		Year-To-Date 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,265,362	1.08%	$1,050,424	1.01%
Currencies	$11,964,748	10.21%	$4,589,544	4.39%
Commodities	$558,783	0.48%	$12,899,720	12.35%
Stock indices	$1,652,856	1.41%	$799,164	0.76%

Total	$15,441,749	13.18%	$19,338,852	18.51%

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

Based on average trading value at risk during the Third Quarter 2008, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2007. The increase was across all sectors in the Registrant with the largest increase in the Currencies sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2008, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: November 14, 2008
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 14, 2008
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)