Form 10-K/A
period 2007-12-31
World Monitor Trust III - Series J
filed 2009-02-02
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST III – SERIES J

Explanatory Note

The Form 10-K/A is being filed solely to correct the omission of certain language required under the Certification in the World Monitor Trust III – Series J’s Form 10-K previously filed on April 29, 2008 and amended on May 6, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on April 29, 2008 and amended on May 6, 2008 by this amendment.