Form 10-K
period 2008-12-31
World Monitor Trust III - Series J
filed 2009-03-27
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The value of Unitholders’ Interests in the Registrant as of June 30, 2008 is $73,307,633

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 2008 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 30, 2008

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 31, 2007

Prospectus of Trust filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 27, 2007

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

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 22, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 25, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 6, 2006

Prospectus of Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 23, 2005

Prospectus of Trust filed pursuant to Rule 424(b) under the Securities Act of 1933 on May 13, 2005

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (“Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”).

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

Managing Owner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) has been the managing owner of Registrant since October 1, 2004. Effective November 30, 2008, in accordance with the Third Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner and, or its affiliates is no longer required to purchase and maintain an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant or $25,000, whichever is greater.

The Offering

Up to $281,250,000 Registrant, Class I; and $93,750,000 Registrant, Class II of Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500. Beginning December 1, 2008 the minimum initial investment for new subscribers is $25,000 ($10,000 for benefit plan investors (including IRAs)) and the minimum additional subscription amount for current investors, who are “accredited investors,” is $5,000.

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that, the Registrant’s units of beneficial interest are no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant.

The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. Because the Registrant’s Units are available on a private placement basis, new subscriptions must be made by persons that are “accredited investors” as defined in Regulation D under the Securities Act of 1933. Current investors that are not “accredited investors” are not required to redeem their current Units, but are not able to purchase additional Units.

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for the Registrant was reached during the Initial Offering Period permitting all of Series G, H, I and J to commence trading operations. The Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Series H and I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Until the subscription maximum for the Registrant is reached, the Registrant’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle”) and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred is the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

Each Trading Vehicle had its own independent commodity trading advisor that made such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle Trading Systems Inc. (“Eagle”), respectively (the “Trading Advisors”), to make the trading decisions for each respective Trading Vehicle. Graham traded 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified Program at 150% Leverage, which was a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which was a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which was a technical, systematic, global macro program. The advisory agreements could have been terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles were allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisors.

G/J Trading Vehicle paid Graham a monthly management fee equal to  1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to  1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s Net Asset Value. Each Trading Vehicle also paid the Trading Advisors an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

Effective May 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and the I/J Trading Vehicle and re-allocated the assets to managed accounts in the name of Registrant (“Managed Accounts”). The assets that Registrant allocated to the I/J Trading Vehicle were re-allocated to a managed account managed by Eagle pursuant to its Momentum Program. The assets that Registrant withdrew from the H/J Trading Vehicle were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program. The H/J Trading Vehicle and I/J Trading Vehicle were dissolved effective as of April 30, 2007.

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated the assets to a managed account in the name of Registrant. The assets that Registrant withdrew from to the G/J Trading Vehicle were re-allocated to a managed account managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 to Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit herewith.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to performance fees which are payable based on the profitability of Registrant, except that with respect to Registrant such performance fees are payable to each Trading Advisor based on such Trading Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include asset-based fees of up to 7.31% per annum for Class I Unitholders and up to 4.91% per annum for Class II Unitholders as well as incentive fees equal to 20% of net profits on a cumulative high water mark basis. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward trading of each Series, “bid-ask” spreads are incorporated into the pricing of Registrant forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by each Series because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of each Series could, over time, result in significant losses to your investment therein.

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

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have accrued from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which a Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while Registrant trades unprofitably.

Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant cannot be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of Registrant and Registrant may have no gains to offset your losses from other investments.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Each of the Trading Advisors is expected to engage in some or all of its trading on behalf of Registrant on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such Investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

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

Possibility of a Tax Audit of Both the Trust and the Unitholders

There can be no assurance that the tax returns of the Trust will not be audited by the IRS. If such an audit results in an adjustment, Unitholders of the Trust could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the clearing broker as margin) was held by the clearing broker.

In the event of the FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

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

Trust Trading is Not Transparent

Trading decisions in respect of the Trust, are made by the Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and the Trust’s trading results are reported to the Unitholders. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to unitholders.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. No counsel has been appointed to represent an investor in connection with the offering of the Units. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Trust may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming less liquid. Because there is no exchange or clearing- house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, the Trust will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, Preferred may withdraw from the Trust, which would cause the Trust to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by any Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

Registrant may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interests contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisor makes, leverage used, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Trading Advisor will be successful.

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

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to Registrant’s 2008 Annual Report, which is filed as an exhibit herewith.

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

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2008.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$35,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22, 000

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of February 1, 2009, there were 2,611 holders of record owning 1,045,936 Interests, which include 10,905 General Units (Managing Owner Interests).

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant for the years ended December 31, 2008 to December 31, 2006 and the period December 1, 2005 to December 31, 2005. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 7 through 22 of Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
Total revenues (including interest)	$25,625,045	$13,165,114	$4,882,356	$(464,598)

Net income (loss)	$12,929,558	$5,951,782	$120,705	$(800,564)

Net income (loss) per weighted average Interest – Class I	$14.27	$7.98	$0.32	$(2.58)

Net income (loss) per weighted average Interest – Class II	$13.95	$10.46	$(2.52)	$0.00

Total assets	$132,391,342	$83,444,314	$72,720,132	$37,915,323

Net asset value per Interest – Class I	$120.57	$105.40	$98.20	$97.38

Net asset value per Interest – Class II	$123.39	$105.76	$96.71	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s 2008 Annual Report.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters, and or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and/or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains (losses) at December 31, 2008, $660,900 or (61.37)% of Registrant’s investments are classified as Level 1 and $(1,737,730) or 161.37% as Level 2. Of its unrealized gains (losses) at December 31, 2007, $164,692 or 57.29% of Registrant’s investments are classified as Level 1 and $(452,149) or (157.29)% as Level 2. There are no Level 3 investments on December 31, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting of FSP FAS 157-3 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the implication of SFAS 159 and its impact on the Registrant’s financial statements. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard is not expected to have an impact on the Registrant’s financial statements

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Interests”) and general units (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2008 resulted in additional gross proceeds to Registrant of $112,079,584.

Subscriptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $333,039, $51,000 and $441,071, respectively. Subscriptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $43,297,135, $21,511,386 and $46,445,953, respectively.

Limited Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $11,468,605, $14,894,690 and $9,704,575, respectively. Redemptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $0, $0 and $1,000, respectively.

At December 31, 2008, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

The Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The US economic data reported throughout the year were horrendous. The US economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the European Central Bank (“ECB”), Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The US dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the US, England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

Energies: After crude reached a record high close of over $145 a barrel on July 3, the deleveraging and a severe drop off in demand caused the price of crude to plummet. Within the Dow Jones AIG Commodity Index (“DJAIG”) crude was one of the worst performing sectors in 2008, posting losses in excess of 50% by closing the year near $45 a barrel. Crude continued to slide despite significant OPEC (Organization of the Petroleum Exporting Countries) supply decreases in September, in October and again in December. Heating oil and reformulated gasoline had similar 2008 price trends. Reformulated gasoline posted the worst performance within the DJAIG with losses amounting to roughly 60% for the year. Natural gas witnessed handsome returns through July as the price of domestic natural gas surged from the first quarter and rallied over 70% for the year. However, like other commodities, the global economic malaise caused demand to drop off considerably leading to dramatic price reductions throughout the second half of the year. The dispute between Russia and the Ukraine, which disrupted the supply of natural gas to Central and Eastern Europe during December, had little impact on price. Within the DJAIG, natural gas realized a loss near 25% for the year, which was the best performance for all energies within the Index.

Agriculturals: Wheat, corn, soybeans and cotton ended the year with strong overall returns for December but all suffered rather disappointing returns for the year. Overall for 2008, wheat, corn, soybeans and cotton ended the period down approximately 31%, 11%, 19% and 28%, respectively, within the DJAIG. Wheat gained early in the year on fears of feed grain shortage but record annual harvest, followed by the wheat deleveraging that occurred in the second half of the year due to the global financial meltdown, led to increased supplies plaguing silos across the globe. The ethanol story, the growing potential of an eventual global food shortage and capital flows into commodities, were all factors behind corn’s rally in the first half of 2008 that seemed to disappear in the third and fourth quarters of the year. Despite excessive precipitation across the central bean belt and increased demand from China, which lent support for soybeans’ performance realized during the first and second quarters, all gains were erased in the third and fourth quarters.

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the US Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

Softs and Livestock: Sugar featured a relatively quiet December and lost about 1% overall for the month as abundant supply prevailed. However, sugar was the leading commodity in the DJAIG and witnessed an overall gain of over 9% for the year. Coffee and cocoa ended a miserable year with negative overall performance. As the global economy worsened, beef demand continued to fall, resulting in cattle prices dropping by a disappointing 12% within the DJAIG for the year. Hogs were one of the few sectors within the DJAIG to cap the year with overall positive returns. Demand increases, mainly in China, drove hog prices up over 5% in 2008 within the DJAIG.

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

Equities soared in Asia with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during 2007. During the fourth quarter, volatility was rampant across Asian equities. While the Hang Seng performed extremely well, with almost a 40% gain on the year, it was a different story for Japan as the NIKKEI lost over 11%, resulting in the first decline in the past five years. Despite the International Monetary Fund lowering Japan's growth rate in November, business investment remained expansionary and many market participants view a Japanese recession as unlikely.

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

Housing has been a major economic concern in 2006. November Housing Starts rose following a big drop in October. November Housing Permits, however, fell slightly. Over the past 11 months, Housing Starts were 12.5% below 2005 levels while Housing Permits were off 14.1%. Homebuilders' confidence, as indicated by the NAHB/Wells Fargo Index fell in December.

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

Asian/Pacific Rim equities also recorded solid 2006 gains, despite volatile trading. Record highs were achieved in Singapore, Australia and New Zealand during the final session of the year as well as for China's Shanghai Composite. A growing Japanese economy served to buoy enthusiasm and a modest 0.25% base interest rate was supportive. Thailand's SET Index had a very volatile month after the central bank attempted to impose controls on capital for foreign investors in the stock market, but that was quickly reversed when the SET tumbled 15%, and prices subsequently recovered. However, Thailand has seen continuing political unrest.

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

Softs: Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world's largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are presented below.

The Year Ended December 31, 2008

Currencies: (+) Registrant experienced a majority of its gains in the Canadian dollar, Swiss franc, Japanese yen and Mexican peso. The majority of losses were incurred in the Australian dollar, British pound and euro.

Energies: (+) Registrant experienced gains in crude oil, brent crude, gas oil, natural gas and heating oil. Losses were incurred in reformulated gasoline.

Grains: (+) Registrant experienced gains in cotton, wheat and soybeans. Losses were realized in bean oil and corn.

Indices: (+) Registrant experienced a majority of its gains in the Hang Seng, Nikkei, DAX, CAC and Dow Jones STOXX 50 Euro indices. The majority of losses were experienced in the S&P 500.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes and Australian bonds. The majority of losses were experienced in London Gilts and Euroyen Tiffe.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced a majority of gains in aluminum, zinc and silver. Losses were realized in gold and copper.

Softs: (+) Registrant experienced gains in coffee and sugar. Losses were realized in cocoa.

The Year Ended December 31, 2007

Currencies: (-) Registrant experienced the majority of its losses in the Canadian dollar, Swiss franc and the Mexican peso. The majority of gains were experienced in the Australian dollar, British pound, Indian rupee, Japanese yen, Japanese yen versus the euro, New Zealand dollar, Brazilian real and the Turkish lira.

Energies: (+) Registrant experienced gains in crude oil, gasoline and heating oil. Losses were experienced in natural gas.

Grains: (+) Registrant experienced losses in corn, cotton and soybean meal. Gains were experienced in wheat and soybeans.

Indices: (-) Registrant experienced a majority of its losses in the DAX, Hang Seng, S&P TSE 60, Nasdaq and the Russell 2000 indices. The majority of gains were experienced in the DJ Stoxx 50, Nikkei and the Taiwan Indices.

Interest Rates: (+) Registrant experienced a majority of its losses in Australian 10-year Bonds, Euroyen, and Japanese Government Bonds. The majority of gains were experienced in German Bunds, U.S. Treasury Bonds, Euribor and British Gilt.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (+) Registrant experienced losses in gold and zinc. Gains were experienced in copper and aluminum.

Softs: (-) Registrant experienced losses in cocoa, coffee and sugar.

The Year Ended December 31, 2006

Currencies: (-) The currencies sector was down for the Registrant for the year. Long and short positions in the euro and the Swiss franc, and long positions in the Japanese yen contributed to the loss for the year.

Energies: (-) The sector was down for the Registrant for the year. Long and short positions in crude oil and unleaded gasoline contributed to the loss for the year.

Grains: (-) The sector was down for the Registrant for the year, with a majority of losses from long and short positions in corn, soybeans and wheat.

Indices: (+) The sector was up for the Registrant for the year. Long positions in the Hang Seng and the Taiwan Index, and long and short positions in the DAX and the IBEX indices contributed to the gain.

Interest Rates: (+) The sector was up for the Registrant for the year. Long and short positions in the German Bund, U.S. 10 year Treasury Note, Japanese Government Bond, and short positions in Euribor contributed to the gain.

Metals: (+) The sector was up for the Registrant for the year, with a majority of the gain coming from long positions in gold and zinc.

Softs: (-) The sector was down for the Registrant in 2006. Long and short positions in coffee, cocoa and cattle were the primary contributors to the loss.

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of December 31, 2008, was $120.57, an increase of 14.39% from the December 31, 2007 Net Asset Value per Interest of Class I. The Net Asset Value per Interest of Class I as of December 31, 2007 was $105.40, an increase of 7.33% from the December 31, 2006 Net Asset Value per Interest of Class I. The Net Asset Value per Interest of Class I as of December 31, 2006 was $98.20, an increase of 0.84% from the December 31, 2005 Net Asset Value per Interest of Class I of $97.38.

The Net Asset Value per Interest of Class II as of December 31, 2008, was $123.39, an increase of 16.67% from the December 31, 2007 Net Asset Value per Interest. The Net Asset Value per Interest of Class II as of December 31, 2007 was $105.76, an increase of 9.36% from the December 31, 2006 Net Asset Value per Interest of Class II. The Net Asset Value per Interest of Class II as of December 31, 2006 was $96.71, a decrease of 3.29% from the beginning Net Asset Value per Interest of Class II of $100.00 as of the start of trading on May 1, 2006. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 16.29%, 8.55% and 8.30% for the years ended December 31, 2008, 2007, and 2006, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessarily indicative of future results.

Registrant’s average net asset level during the year ended December 31, 2008 was approximately $105,884,000, an increase of approximately $33,187,000 as compared to the year ended December 31, 2007 primarily due to the effect of additional subscriptions and positive trading performance. Registrant’s average net asset level during the year ended December 31, 2007 was approximately $72,697,000 an increase of approximately $18,042,000 as compared to the year ended December 31, 2006 primarily due to the effect of additional subscriptions and positive trading performance. Registrant’s average net asset level during the year ended December 31, 2006 was approximately $54,655,000, an increase of approximately $24,037,000 as compared to the period ended December 31, 2005 primarily due to the effect of subscriptions and positive trading performance.

Registrant’s trading gains before commissions and related fees for the years ended December 31, 2008, 2007 and 2006 were approximately $24,283,000, $10,112,000 and $2,277,000, respectively. A detailed discussion of the trading results for the year ended December 31, 2008 is presented below.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during the year ended December 31, 2008 was approximately $1,342,000, a decrease of approximately $1,711,000 as compared to the year ended December 31, 2007 primarily due to declining short-term interest rates which more than offset the increase in average net asset levels discussed above. Interest income during the year ended December 31, 2007 was approximately $3,053,000, an increase of approximately $447,000 as compared to the year ended December 31, 2006 primarily due to increased average net asset levels discussed above. Interest income during the year ended December 31, 2006 was approximately $2,606,000, an increase of approximately $2,337,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels discussed above and a full year of trading in 2006.

Commissions and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the year ended December 31, 2008 were approximately $289,000, a decrease of approximately $29,000 as compared to the year ended December 31, 2007 primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs. Commissions and other transaction fees during the year ended December 31, 2007 were approximately $318,000, a decrease of approximately $42,000 as compared to the year ended December 31, 2006 primarily due to reduced trading costs. Commissions and other transaction fees during the year ended December 31, 2006 were approximately $360,000, an increase of approximately $333,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels discussed above and a full year of trading activity in 2006.

Management fees to the trading advisors are calculated on the net assets in the managed accounts at the beginning of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the trading advisors during the year ended December 31, 2008 were approximately $2,399,000, an increase of approximately $710,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above. Management fees to the trading advisors during the year ended December 31, 2007 were approximately $1,689,000, an increase of approximately $262,000 as compared to the year ended December 31, 2006 primarily due to increased average net asset levels discussed above. Management fees to the trading advisors during the year ended December 31, 2006 were approximately $1,427,000, an increase of approximately $1,364,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels discussed above and a full year of trading activity in 2006.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during the year ended December 31, 2008 were approximately $539,000, an increase of approximately $171,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above. Management fees to the Managing Owner during the year ended December 31, 2007 were approximately $368,000, an increase of approximately $85,000 as compared to the year ended December 31, 2006 primarily due to increased average net asset levels discussed above. Management fees to the Managing Owner during the year ended December 31, 2006 were approximately $283,000, an increase of approximately $270,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels discussed above and a full year of trading activity in 2006.

Registrant pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Registrant to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay Kenmar Securities Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service fees and sales commissions during the year ended December 31, 2008 were approximately $1,891,000 and $1,079,000, respectively. Service fees and sales commissions during the year ended December 31, 2007 were approximately $1,378,000 and $737,000, respectively. Service fees and sales commissions during the year ended December 31, 2006 were approximately $1,105,000 and $567,000, respectively. The increase of service fees and sales commissions was approximately $513,000 and $342,000 during 2008 as compared to 2007 due to increased average net asset levels discussed above. The increase of service fees and sales commissions was approximately $273,000 and $170,000 respectively during 2007 as compared to 2006 due to increased average net asset levels discussed above. The increase of service fees and sales commissions was approximately $1,053,000 and $541,000 respectively during 2006 as compared to the period ending December 31, 2005 due to increased average net asset levels discussed above and a full year of trading activity in 2006.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Advisory Agreements between Registrant and the Trading Advisors. Incentive fees were approximately $5,318,000, $2,186,000 and $594,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating expenses were approximately $763,000 for the year ended December 31, 2008, an increase of approximately $226,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above. Operating expenses were approximately $537,000 for the year ended December 31, 2007, an increase of approximately $112,000 as compared to the year ended December 31, 2006 primarily due to increased average net asset levels discussed above. Operating expenses were approximately $425,000 for the year ended December 31, 2006, an increase of approximately $270,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels as discussed above and a full year of trading in 2006. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Interests.

Offering costs were approximately $526,000 for the year ended December 31, 2008, an increase of approximately $158,000 as compared to the year ended December 31, 2007 primarily due to increased average net asset levels discussed above. Offering costs were approximately $368,000 for the year ended December 31, 2007, an increase of approximately $83,000 as compared to the year ended December 31, 2006 primarily due to increased average net asset levels discussed above. Offering costs for the year ended December 31, 2006 were approximately $285,000, an increase of approximately $272,000 as compared to the period ended December 31, 2005 primarily due to increased average net asset levels as discussed above and a full year of trading in 2006. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.F. of Registrant’s 2008 Annual Report.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and commodity brokers. Management fees payable by Registrant to the Trading Advisors and to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisors are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit herewith.

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

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers’ margins have been used.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2008, and December 31, 2007. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2008 and December 31, 2007, Registrant had total capitalizations of approximately $124 million, and $79 million, respectively.

	December 31, 2008		December 31, 2007
Market Sector	Value Risk	% of Total Capitalization	Value Risk	% of Total Capitalization
Interest rates	$491,911	0.40%	$91,585	0.12%
Currencies	$5,897,741	4.74%	$7,182,314	9.04%
Commodities	$920,502	0.74%	$1,004,264	1.26%
Stock indices	$123,644	0.09%	$748,189	0.94%

Total	$7,433,798	5.97%	$9,026,352	11.36%

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

Based on trading value at risk during the year ended December 31, 2008, Registrant experienced a decrease of 5.39% in its value at risk of 5.97%, relative to capitalization levels, as compared with the value at risk of 11.36% at December 31, 2007. The decrease was a portfolio-wide occurrence, except for the interest rate sector which increased approximately 0.28%. The value at risk in the currency sector declined the most, followed by small decreased in the stock and commodities sectors.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

As of December 31, 2008, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of Registrant’s 2008 Annual Report, which is filed as an exhibit herewith.

Selected audited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Total revenues (including interest)	$13,219,469	$8,577,343	$(8,032,821)	$11,861,054

Total revenues (including interest) less commissions	$13,159,998	$8,513,418	$(8,137,042)	$11,799,904

Net income (loss)	$9,731,224	$5,022,938	$(10,151,423)	$8,326,819

Net income (loss) per weighted average Interest -Class I	$12.37	$5.69	$(10.42)	$7.93

Net income (loss) per weighted average Interest -Class II	$13.17	$6.41	$(10.02)	$8.91

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Total revenues (including interest)	$(4,698,660)	$11,405,252	$1,632,330	$4,826,192

Total revenues (including interest) less commissions	$(4,789,469)	$11,308,212	$1,579,031	$4,749,213

Net income (loss)	$(5,930,598)	$9,157,349	$35,136	$2,689,895

Net income (loss) per weighted average Interest -Class I	$(8.24)	$12.46	$0.02	$3.57

Net income (loss) per weighted average Interest -Class II	$(7.85)	$12.73	$0.50	$3.78

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within Registrant have been detected.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2008. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2008, Registrant’s disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2008.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2008 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management's report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management's report in its 2008 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer's responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

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

Mr. Marc S. Goodman (born 1948), a Director and Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum's Laric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Lawrence S. Block (born 1967) has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2005. Prior to joining the Managing Owner, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block's registration as a principal of the Managing Owner has been effective since March 17, 2005.

Mr. David K. Spohr (born 1963), Senior Vice President and Director of Fund Administration of the Managing Owner, joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial/Accounting Officer of Registrant. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund's infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

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

Mr. Peter J. Fell (born 1960), Senior Vice President and Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP's Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Mr. Bala Kasturi (born 1964), Senior Vice President and Director of Risk Management , joined the Managing Owner in March 2006. He is responsible for investment analytics and portfolio/risk management and collaborates on manager due diligence and analytics. Mr. Kasturi is a member of the Investment Committee. From January 2002 through January 2004, Mr. Kasturi served as a Managing Partner and Portfolio Manager at Vega Asset Management USA LLC and from January 2004 to July 2005, he served as Managing Partner and Portfolio Manager of the Taurus Global Macro Fund at VegaPlus Capital Partners USA LLC. Prior to joining VegaPlus, Mr. Kasturi was a macro fund manager at Bankers Trust/Deutsch Asset Management from January

2000 through December 2001 for the DB Global Macro Fund where he developed quantitative models for valuation and trading across all asset classes and strategies. From October 1997 through December 2000, he was Portfolio Manager at Bankers Trust for a global fixed income fund. Mr. Kasturi worked at Tiger Management from March 1993 through October 1997 as a Risk Manager, where he developed market risk systems and was a member of the Risk Management Committee. Mr. Kasturi has an undergraduate degree in Commerce from Osmania University in India, an MBA from Northeast Louisiana University and a MS in Computer Science from Ballarat University in Australia.

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

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies—Pure and Applied Sciences; from Bishop's University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

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

Registrant does not pay or accrue any fees, salaries or any other form of compensation to officers of the Managing Owner for their services. (See also “Item 13, Certain Relationships and Related Transactions, and Director Independence”, for information regarding compensation to the Managing Owner.)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 1, 2009, Preferred owns 10,905 General Interests. As of February 1, 2009, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of February 1, 2009, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman President & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	10,095 General Interests (*)	100%

General Interests	Kenneth A. Shewer Chairman & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	10,095 General Interests (*)	100%

General Interests	Esther E. Goodman Senior Executive Vice President & Chief Operating Officer 900 King Street, Suite 100 Rye Brook, New York 10573	10,095 General Interests (*)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of February 1, 2009, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by Registrant.

As of February 1, 2009, on Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by Registrant:

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes 1, 2, 3, 4 and 5 to the financial statements in Registrant’s 2008 Annual Report which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable for their services.

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

Registrant’s principal accountant since October 15, 2007 through the year ended December 31, 2008 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $80,000 for 2008 including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by Eisner totaled approximately $31,000 for 2007, including fees associated with the review of Registrant’s quarterly report on Form 10-Q. Fees for audit services performed by D&T totaled approximately $24,000 and $34,000 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2008 totaled approximately $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2008 and 2007.

(d)	All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled approximately $0. The other fees billed to Registrant by Eisner for 2008 totaled approximately $0.

PART IV

Page in Annual Report

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2008 Annual Report which is filed as an exhibit hereto

	Report of Independent Registered Public Accounting Firm – Eisner LLP	1

	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

	Financial Statements:

	Statements of Financial Condition – December 31, 2008 and 2007 and 2006	3

	Condensed Schedule of Investments – December 31, 2008 and 2007	4

	Statement of Operations – For the years ended December 31, 2008 and 2007	5

	Statement of Changes in Unitholders’ Capital – For the years ended December 31, 2008, 2007 and 2006	6

	Notes to Financial Statements	7 –22

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

(a) Description:

3.1	Third Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated December 1, 2008 (filed herewith)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated January 2009 (filed herewith)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14	Amended and Restated Services Agreement by and between Spectrum Global Fund Administration, L.L.C. and Registrant dated January 1, 2009 (filed herewith)

14.1	Preferred Investment Solutions Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 13, 2008

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)	Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated December 1, 2008 (incorporated by reference)

[Remainder of page intentionally left blank]

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III – Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III – Series J (the “Series”) as of December 31, 2008 and 2007, and the related statements of operations and changes in unitholder’s capital and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III – Series J at December 31, 2008 and 2007, and the results of its operations and changes in its unitholder’s capital and the financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III – Series J

We have audited the statements of operations and changes in unitholders’ capital for the year ended December 31, 2006 of World Monitor Trust III – Series J (the “Series”). These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, of World Monitor Trust III – Series J the results of its operations and changes in unitholders’ capital for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents (See Note 2)	$131,724,537	$56,155,596
Net unrealized gain on open futures contracts	660,900	164,692
Redemption receivable from WMT III Series G/J Trading Vehicle LLC	0	26,948,407
Due from affiliate	0	45,260
Interest receivable	5,905	130,359

Total assets	$132,391,342	$83,444,314

LIABILITIES
Accrued expenses	$90,163	$78,504
Service fees payable	0	125,111
Sales commission payable	0	67,839
Management fees payable	0	33,920
Trading advisor management fees payable	301,942	147,979
Incentive fees payable	1,590,799	634,649
Offering costs payable	2,258	33,920
Net unrealized loss on open forward contracts	1,737,730	452,149
Redemptions payable	3,832,492	995,851
Subscriptions received in advance	373,900	1,395,250

Total liabilities	7,929,284	3,965,172

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Interests – 893,067.142 and 688,045.259 units outstanding at December 31, 2008 and 2007, respectively	107,680,197	72,522,810
Managing Owner’s Interests – 9,467.578 and 7,461.871 units outstanding at December 31, 2008 and 2007, respectively	1,141,538	786,512
Class II Units:
Unitholders’ Interests – 125,313.352 and 57,736.703 units outstanding at December 31, 2008 and 2007, respectively	15,462,954	6,106,173
Managing Owner’s Interests – 1,437.417 and 601.816 units outstanding at December 31, 2008 and 2007, respectively	177,369	63,647

Total unitholders’ capital (Net Asset Value)	124,462,058	79,479,142

Total liabilities and unitholders’ capital	$132,391,342	$83,444,314

NET ASSET VALUE PER UNIT
Class I	$120.57	$105.40

Class II	$123.39	$105.76

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2008 and 2007

	2008		2007
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.16%	$193,130	0.22%	$175,923
Currencies	0.17%	212,493	0.00%	0
Energy	0.00%	0	0.01%	5,963
Interest rates	0.26%	325,215	0.07%	52,533
Metals	0.01%	13,911	(0.53)%	(423,141)
Stock indices	0.00%	0	(0.01)%	(5,227)

Net unrealized gain (loss) on futures contracts purchased	0.60%	744,749	(0.24)%	(193,949)

Futures contracts sold:
Commodities	(0.05)%	$(61,677)	(0.01)%	$(8,369)
Currencies	0.00%	1,625	0.00%	0
Energy	(0.01)%	(13,115)	(0.23)%	(180,840)
Interest rates	0.00%	(4,499)	0.00%	(2,334)
Metals	0.01%	13,881	0.96%	761,478
Stock indices	(0.02)%	(20,064)	(0.27)%	(211,294)

Net unrealized gain (loss) on futures contracts sold	(0.07)%	(83,849)	0.45%	358,641

Net unrealized gain on open futures contracts	0.53%	$660,900	0.21%	$164,692

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(1.19)%	$(1,472,511)	(0.60)%	$(477,822)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.21)%	(265,219)	0.03%	25,673

Net unrealized loss on open forward contracts	(1.40)%	$(1,737,730)	(0.57)%	$(452,149)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET INCOME (LOSS) FROM SERIES OPERATIONS:
REVENUES
Realized	$25,072,131	$8,038,227	$0
Change in unrealized	(789,373)	(287,457)	0
Interest income	1,342,287	1,368,970	127,391

Total revenues	25,625,045	9,119,740	127,391

EXPENSES
Brokerage commissions	288,767	126,730	0
Management fees	539,433	368,478	283,430
Advisor management fees	2,398,844	684,074	0
Advisor incentive fees	5,317,704	1,303,998	0
Service fees - Class I Units	1,891,394	1,377,784	1,105,257
Offering costs	417,411	0	0
Sales commission	1,078,866	736,957	566,859
Operating expenses	763,068	330,311	263,543

Total expenses	12,695,487	4,928,332	2,219,089

NET INCOME (LOSS) FROM SERIES OPERATIONS	12,929,558	4,191,408	(2,091,698)

NET INCOME ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	0	4,340,986	(802,385)
Change in unrealized	0	(1,979,828)	3,079,191
Interest income	0	1,684,217	2,478,159

Total revenues	0	4,045,375	4,754,965

EXPENSES
Brokerage commissions	0	191,398	359,836
Advisor management fees	0	1,004,866	1,426,762
Advisor incentive fees	0	882,114	594,086
Operating expenses	0	206,622	161,878

Total expenses	0	2,285,000	2,542,562

NET INCOME ALLOCATED FROM TRADING VEHICLES	0	1,760,375	2,212,403

NET INCOME	$12,929,558	$5,951,783	$120,705

NET INCOME (LOSS) PER WEIGHTED AVERAGE
UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$14.27	$7.98	$0.32

Class II	$13.95	$10.46	$(2.52)

Weighted average number of Units outstanding – Class I	800,954	683,925	540,098

Weighted average number of Units outstanding – Class II	107,386	47,434	19,729

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years ended December 31, 2008, 2007 and 2006

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2005	307,154.431	$29,910,054	3,090.000	$300,898	0.000	$0	0.000	$0	310,244.431	$30,210,952
Additions	434,723.968	42,941,203	4,119.073	407,427	35,721.176	3,504,750	341.756	33,644	474,905.973	46,887,024
Offering costs		(275,038)		(2,812)		(7,042)		(73)		(284,965)
Redemptions	(97,114.013)	(9,431,045)	(10.362)	(1,000)	(2,248.076)	(211,202)	0.000	0	(99,372.451)	(9,643,247)
Exchanges	(644.286)	(62,328)	0.000	0	0.000	0	0.000	0	(644.286)	(62,328)
Net income (loss)		168,017		2,381		(49,175)		(518)		120,705

Unitholders’ capital at December 31, 2006	644,120.100	63,250,863	7,198.711	706,894	33,473.100	3,237,331	341.756	33,053	685,133.666	67,228,141
Additions	188,656.425	18,509,128	263.160	25,000	30,339.043	3,002,258	260.060	26,000	219,518.688	21,562,386
Offering costs		(340,696)		(3,750)		(23,782)		(250)		(368,478)
Redemptions	(141,512.371)	(13,950,109)	0.000	0	(6,075.440)	(601,062)	0.000	0	(147,587.811)	(14,551,171)
Exchanges	(3,218.895)	(343,519)	0.000	0	0.000	0	0.000	0	(3,218.895)	(343,519)
Net income		5,397,143		58,368		491,428		4,844		5,951,783

Unitholders’ capital at December 31, 2007	688,045.259	72,522,810	7,461.871	786,512	57,736.703	6,106,173	601.816	63,647	753,845.649	79,479,142
Additions	285,924.506	33,452,938	2,005.707	235,241	83,554.340	9,844,197	835.601	97,798	372,320.154	43,630,174
Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)
Redemptions	(76,546.275)	(9,005,829)	0.000	0	(20,309.335)	(2,462,776)	0.000	0	(96,855.610)	(11,468,605)
Transfers	(4,356.348)	(502,920)	0.000	0	4,331.644	502,920	0.000	0	(24.704)	0
Net income		11,310,453		120,834		1,482,240		16,031		12,929,558

Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was also no longer offered and was dissolved. Series J will continue to exist unless terminated at some future date pursuant to the provisions of Article XIII of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

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

December 31, 2008

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

Up to $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

Effective November 30, 2008, the Board of Directors of the Managing Owner of Series J determined that the Units would no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933.

For new subscribers, the minimum initial investment is $25,000 ($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors is $5,000.

For new subscribers, the minimum initial investment is $25,000 ($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors is $5,000.

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 1.	ORGANIZATION (CONTINUED)

C.	The Offering (Continued)

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the statement of operations, include exchange and other trading fees, and are charged to expense when incurred.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series J recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FIN 48 on Series J’s financial statements. The adoption of, FIN 48 had no material impact on Series J, as Series J’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Series J adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments valued at fair value in these financial statements.

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

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$660,900	$0	$0	$660,900

Liabilities:
Net unrealized loss on open forward contracts	$0	$(1,737,730)	$0	$(1,737,730)

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$164,692	$0	$0	$164,692

Liabilities:
Net unrealized loss on open forward contracts	$0	$(452,149)	$0	$(452,149)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FSP FAS 157-3 on Series J’s financial statements. The adoption of this standard did not have an impact on Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, as Managing Owner of Series J, evaluated the impact of adopting SFAS 159 on Series J’s financial statements. Series J adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on Series J’s financial statements, as Series J did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FSP FIN 39-1 and its impact on Series J’s financial statements. The adoption of this standard did not have an impact on Series J’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of Series J, evaluated the impact of adopting SFAS 161 and its impact on Series J’s financial statements. The adoption of this standard is not expected to have an impact on Series J’s financial statements.

B.	Cash and cash equivalents

Cash represents amounts deposited with a clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2008, and 2007, restricted cash totaled $3,269,154 and $1,424,819, respectively. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

C.	Income Taxes

Series J is treated as a partnership for Federal income tax purposes. As such, Series J is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. Series J may be subject to other state and local taxes in jurisdictions in which it operates.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Trading Vehicles

The investments in the Trading Vehicles were reported by Series J’s at fair value. Fair value ordinarily is the value determined for the Trading Vehicles in accordance with the Trading Vehicles’ valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicles. Generally, the fair value of Series J’s investment in a Trading Vehicle represented the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believes to be reliable.

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

E.	Profit and Loss Allocations and Distributions

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

F.	Organization and Offering Costs

In accordance with the Trust’s Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations (the “Continuous Offering Period”). In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through December 31, 2008.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Offering Costs (Continued)

Through December 31, 2008, the Managing Owner has paid $1,360,616 in ongoing offering costs, of which $1,303,454 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2008, the Managing Owner incurred ongoing offering costs in the amount of $704,392. Of the $704,392, $69,248 has been expensed to Series J and reimbursed or will be reimbursed to the Managing Owner.

The balance of $635,144 will not be reimbursed to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2008, 2007 and 2006, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

For the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation discussed above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred. Series J has evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements. Effective April 1, 2008, Series J recorded a liability and expense for the remaining initial costs expected to be reimbursed and expensed any additional ongoing cost as incurred in the statement of operations and recorded a corresponding liability in the statement of financial condition. At December 31, 2008, of the $2,258 of offering cost payable listed on the statement of financial condition, $0 is initial offering costs and $2,258 represents ongoing offering costs.

G.	Interest Income

Interest income is recorded on an accrual basis. During the years ended December 31, 2008, 2007, and 2006 interest income consisted of interest earned in the Trading Vehicles and/or in Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services. The expenses incurred by Series J for services performed by the Managing Owner for Series J for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Management	$539,433	$368,478	$283,430
General and administrative	117,665	118,330	77,401

	$657,098	$486,808	$360,831

Expenses payable to the Managing Owner and its affiliates as of December 31, 2008 and 2007 were $23,455 and $57,377, respectively. Such amounts are included in management fees payable and accrued expenses payable on the statements of financial condition.

Note 4.	MANAGING OWNER

The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. Effective November 30, 2008, in accordance with the Third Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner and/or its affiliates is no longer required to maintain a capital account equal to 1% of the total capital accounts of the Series.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of the month.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Registrant to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent receives an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them.

Class II Unitholders are not assessed service fees.

Series J will also pay Kenmar Securities Inc. a monthly sales commission equal to 1/12th of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8. INVESTMENTS IN TRADING VEHICLES (CONTINUED)

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2006	Investments	Income (Loss)	Redemptions	Net Asset Value December 31, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$5,457,898	$4,356,090	$(33,077,062)	$0
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

	$69,468,854	$12,102,810	$1,760,375	$(83,332,039)	$0

	Net Asset Value December 31, 2005	Investments	Income (Loss)	Redemptions	Net Asset Value December 31, 2006
WMT III Series G/J Trading Vehicle LLC	$10,034,305	$12,678,627	$1,396,052	$(845,910)	$23,263,074
WMT III Series H/J Trading Vehicle LLC	10,152,980	14,310,775	(1,228,329)	(1,019,838)	22,215,588
WMT III Series I/J Trading Vehicle LLC	10,028,449	14,107,479	2,044,680	(2,190,416)	23,990,192

	$30,215,734	$41,096,881	$2,212,403	$(4,056,164)	$69,468,854

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the years ended December 31, 2007 and 2006 is as follows:

2007*	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$5,895,765	$272,436	$(1,827,215)	$4,340,986
Change in unrealized trading gains (losses)	(822,590)	(497,525)	(659,713)	(1,979,828)
Brokerage commissions	(104,554)	(23,143)	(63,701)	(191,398)
Interest income	986,549	339,975	357,693	1,684,217
Incentive fees	(882,114)	0	0	(882,114)
Management fee	(631,411)	(217,947)	(155,508)	(1,004,866)
Operating expenses	(85,555)	(58,095)	(62,972)	(206,622)

	$4,356,090	$(184,299)	$(2,411,416)	$1,760,375

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8.	INVESTMENTS IN TRADING VEHICLES (CONTINUED)

2006	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$665,414	$(1,913,244)	$445,445	$(802,385)
Change in unrealized trading gains (losses)	656,912	779,800	1,642,479	3,079,191
Brokerage commissions	(124,796)	(71,312)	(163,728)	(359,836)
Interest income	837,876	816,136	824,147	2,478,159
Incentive fees	(106,937)	(225,472)	(261,677)	(594,086)
Management fee	(478,221)	(562,588)	(385,953)	(1,426,762)
Operating expenses	(54,196)	(51,649)	(56,033)	(161,878)

	$1,396,052	$(1,228,329)	$2,044,680	$2,212,403

* Through April 30, 2007 (date of liquidation) for the Terminated Trading Vehicles.

Prior to the liquidation of the Trading Vehicles, Series J was able to make additional contributions to or redemptions from, the Trading Vehicles on a monthly basis.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the, diversification effect among the derivative instruments Series J holds and the liquidity and inherent volatility of the markets in which Series J trades.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 9.	MARKET AND CREDIT RISK (CONTINUED)

Credit Risk

When entering into futures or forward currency contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward currency transactions, entered into by Series J as Series J’s clearing broker, is the sole counterparty. Series J has entered into a master netting agreement with its clearing broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain or loss included in the statement of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2008 and December 31, 2007, such segregated assets totaled $90,283,908 and $51,644,721, respectively which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $220,120 and $360,709 at December 31, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2008, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2008(8)	2007(5)	2006(6)	2008(8)	2007(5)	2006(7)
Per Unit Performance
(for a Unit outstanding throughout the entire year/period)
Net asset value per Unit, beginning of the year/period	$105.40	$98.20	$97.38	$105.76	$96.71	$100.00

Income (loss) from operations:(3)
Net realized and change in unrealized gain (loss)(1)	28.06	13.51	5.32	28.19	13.49	(2.89)
Interest income(1)	1.47	4.18	4.69	1.54	4.11	3.74
Expenses(1)	(14.24)	(9.99)	(8.68)	(12.01)	(8.04)	(3.78)

Total income (loss) from operations	15.29	7.70	1.33	17.72	9.56	(2.93)

Offering costs (1), (8)	(0.12)	(0.50)	(0.51)	(0.09)	(0.51)	(0.36)

Net increase (decrease) for the year/period	15.17	7.20	0.82	17.63	9.05	(3.29)

Net asset value per Unit, end of the year/period	$120.57	$105.40	$98.20	$123.39	$105.76	$96.71

Total Return (9)

Total return before incentive fees	19.44%	10.33%	1.96%	21.50%	12.47%	(3.29)%
Incentive fees	(5.05)%	(3.00)%	(1.12)%	(4.83)%	(3.11)%	0.00%

Total return after incentive fees	14.39%	7.33%	0.84%	16.67%	9.36%	(3.29)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees(2)	(5.93)%	(2.85)%	(2.94)%	(4.01)%	(0.85)%	(0.06)%
Incentive fees (9)	(5.05)%	(3.00)%	(1.12)%	(4.83)%	(3.11)%	0.00%

Net investment loss after incentive fees	(10.98)%	(5.85)%	(4.06)%	(8.84)%	(3.96)%	(0.06)%

Interest income(4)	1.26%	4.20%	4.76%	1.30%	4.13%	5.86%

Incentive fees (9)	5.05%	3.00%	1.12%	4.83%	3.11%	0.00%
Other expenses(4)	7.19%	7.05%	7.70%	5.31%	4.98%	5.92%

Total expenses	12.24%	10.05%	8.82%	10.14%	8.09%	5.92%

Total returns are calculated based on the change in value of a Unit during the year/period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the time of additions and redemptions.

(1)

Interest income per Unit, expenses per Unit, and offering costs per Unit are calculated by dividing interest income, expenses and offering costs applicable to each class by the weighted average number of Units outstanding during the year. Net realized and change in unrealized gain (loss) is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees). All components of the net investment loss ratio have been annualized.
(3)	Includes Series J’s proportionate share of income and expenses from WMT III Series G/J, H/J and I/J Trading Vehicle’s LLC through December 31, 2007.
(4)	All components of other expenses and interest income ratios have been annualized.
(5)	For the year ended December 31, 2007.
(6)	For the year ended December 31, 2006.
(7)	For the period May 1, 2006 to December 31, 2006.
(8)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.
(9)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 11.	SUBSEQUENT EVENT

Through March 1, 2009, Series J has received additions of $4,312,634 and redemptions of $3,113,081.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Member and Members of

World Monitor Trust III Series G/J Trading Vehicle LLC

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of World Monitor Trust III Series G/J Trading Vehicle LLC (the “Company”) as of December 31, 2006, and the related statements of operations and changes in members’ capital for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2009.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp. Managing Owner

	By:	/s/ David K. Spohr	Date: March 27, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 27, 2009.

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp. Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 27, 2009
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 27, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2008 was $3.68.

Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Limited Owners without charge upon written request to:

World Monitor Trust III – Series J

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573