Form 10-Q
period 2009-03-31
World Monitor Trust III - Series J
filed 2009-05-15
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

March 31, 2009

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$120,840,434	$131,724,537
Net unrealized gain on open futures contracts	0	660,900
Net unrealized gain on open forward contracts	242,193	0
Interest receivable	0	5,905

Total assets	$121,082,627	$132,391,342

LIABILITIES
Accrued expenses payable	$120,056	$90,163
Interest payable	1,987	0
Trading advisor management fees payable	216,467	301,942
Incentive fees payable	2,324	1,590,799
Offering costs payable	6,579	2,258
Net unrealized loss on open forward contracts	0	1,737,730
Net unrealized loss on open futures contracts	247,991	0
Redemptions payable	3,075,717	3,832,492
Subscriptions received in advance	2,190,144	373,900

Total liabilities	5,861,265	7,929,284

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Interests – 884,285.582 and 893,067.142 units outstanding at March 31, 2009 and December 31, 2008, respectively	100,306,112	107,680,197
Managing Owner’s Interests – 9,467.578 and 9,467.578 units outstanding at March 31, 2009 and December 31, 2008, respectively	1,073,924	1,141,538
Class II Units:
Unitholders’ Interests – 117,197.478 and 125,313.352 units outstanding at March 31, 2009 and December 31, 2008, respectively	13,673,620	15,462,954
Managing Owner’s Interests – 1,437.417 and 1,437.417 units outstanding at March 31, 2009 and December 31, 2008, respectively	167,706	177,369

Total unitholders’ capital (Net Asset Value)	115,221,362	124,462,058

Total liabilities and unitholders’ capital	$121,082,627	$132,391,342

NET ASSET VALUE PER UNIT
Class I	$113.43	$120.57

Class II	$116.67	$123.39

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009		December 31, 2008
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.01%	$6,622	0.16%	$193,130
Currencies	(0.04)%	(45,646)	0.17%	212,493
Energy	0.00%	(2,860)	0.00%	0
Interest rates	0.41%	482,029	0.26%	325,215
Metals	(0.10)%	(117,671)	0.01%	13,911
Stock indices	(0.39)%	(452,792)	0.00%	0

Net unrealized gain (loss) on futures contracts purchased	(0.11)%	(130,318)	0.60%	744,749

Futures contracts sold:
Commodities	(0.07)%	(74,251)	(0.05)%	(61,677)
Currencies	0.16%	180,955	0.00%	1,625
Energy	0.34%	393,247	(0.01)%	(13,115)
Interest rates	0.00%	(2,526)	0.00%	(4,499)
Metals	(0.44)%	(511,182)	0.01%	13,881
Stock indices	(0.09)%	(103,916)	(0.02)%	(20,064)

Net unrealized loss on futures contracts sold	(0.10)%	(117,673)	(0.07)%	(83,849)

Net unrealized gain (loss) on open futures contracts	(0.21)%	$(247,991)	0.53%	$660,900

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.17%	$1,352,748	(1.19)%	$(1,472,511)

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.96)%	(1,110,555)	(0.21)%	(265,219)

Net unrealized gain (loss) on open forward contracts	0.21%	$242,193	(1.40)%	$(1,737,730)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUES
Realized	$(6,387,301)	$11,065,635
Change in unrealized	1,071,032	1,870,200
Interest income	19,929	283,634

Total revenues (losses)	(5,296,340)	13,219,469

EXPENSES
Brokerage commissions	103,515	59,471
Management fees	155,069	108,211
Advisor management fees	667,607	496,605
Advisor incentive fees	2,324	2,045,648
Service fees – Class I Units	543,276	393,216
Sales commission	310,139	216,422
Offering costs	128,413	0
Operating expenses	157,849	168,672

Total expenses	2,068,192	3,488,245

NET INCOME (LOSS)	$(7,364,532)	$9,731,224

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and
Managing Owner Unit
Class I	$(7.24)	$12.37

Class II	$(6.81)	$13.17

Weighted average number of Units outstanding – Class I	900,096	712,071

Weighted average number of Units outstanding – Class II	124,111	69,837

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Class I				Class II				Total
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2009
Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058
Additions	35,440.864	4,207,634	0.000	0	862.214	105,000	0.000	0	36,303.078	4,312,634
Redemptions	(44,222.424)	(5,130,135)	0.000	0	(8,978.088)	(1,058,663)	0.000	0	(53,200.512)	(6,188,798)
Net loss		(6,451,584)		(67,614)		(835,671)		(9,663)		(7,364,532)

Unitholders’ capital at March 31, 2009	884,285.582	$100,306,112	9,467.578	$1,073,924	117,197.478	$13,673,620	1,437.417	$167,706	1,012,388.055	$115,221,362

Three Months Ended March 31, 2008
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142
Additions	42,345.259	4,665,941	154.079	16,241	23,043.265	2,564,700	260.816	28,798	65,803.419	7,275,680
Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)
Redemptions	(7,213.340)	(808,370)	0.000	0	(469.491)	(52,365)	0.000	0	(7,682.831)	(860,735)
Exchanges	(4,946.113)	(571,526)	0.000	0	0.000	0	0.000	0	(4,946.113)	(571,526)
Net income		8,718,241		93,570		909,514		9,899		9,731,224

Unitholders’ capital at March 31, 2008	718,231.065	$84,429,841	7,615.950	$895,274	80,310.477	$9,518,222	862.632	$102,237	807,020.124	$94,945,574

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Trust, and of each Series. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was no longer offered and was dissolved. Series J will continue to exist unless terminated at some future date pursuant to the provisions of Article XIII of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Series J allocates its assets to three managed accounts (the “Managed Accounts”) separately managed by the following trading advisors (the “Trading Advisors”): Eagle Trading Systems inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% leverage.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Managed Accounts executes transactions.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of Series J determined that the Units would no longer be publicly offered and would only be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

C.	The Offering (Continued)

For new subscribers, the minimum initial investment is $25,000 ($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors is $5,000.

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest.

The subscription minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443. Series H and I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Until the Subscription Maximum for Series J is reached, Series J’s Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

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

Series J’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, the condensed statements of operations for the three months ended March 31, 2009 and 2008, and the condensed statements of changes in unitholders’ capital for the three months ended March 31, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series J as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the condensed statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of each contract is based upon the closing quotation on the exchange, clearing firm or bank on, or through, which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed. Brokerage commissions paid directly to brokers are reflected as “brokerage commissions” in the condensed statement of operations, include exchange and other trading fees, and are charged to expense when incurred.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on March 31, 2009 or December 31, 2008, using the fair value hierarchy of SFAS 157.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open forward contracts	$0	$242,193	$0	$242,193
Liabilities:
Net unrealized loss on open futures contracts	$(247,991)	$0	$0	$(247,991)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$660,900	$0	$0	$660,900
Liabilities:
Net unrealized loss on open forward contracts	$0	$(1,737,730)	$0	$(1,737,730)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FSP FAS 157-3 and its impact on Series J’s financial statements. The adoption of this standard did not have an impact on Series J’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Series J adopted FSP FAS 157-4 effective January 1, 2009. As required, Series J also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on Series J’s financial statements. The adoption of these standards did not have an impact on Series J’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, as Managing Owner of Series J, evaluated the impact of adopting SFAS 159 and its impact on Series J’s financial statements. Series J adopted SFAS 159 in the first quarter of 2008, and it did not have a material effect on Series J’s financial statements, as Series J did not elect the fair value option for any eligible financial assets or liabilities.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In April 2007, the FASB released FASB Staff Position FIN 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Preferred, as Managing Owner of Series J, evaluated the impact of adopting FSP FIN 39-1 and its impact on Series J’s financial statements. The adoption of this standard did not have an impact on Series J’s financial statements.

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

Cash represents amounts deposited with a clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 and December 31, 2008, restricted cash totaled $9,126,061 and $3,269,154, respectively. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through March 31, 2009.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2009, the Managing Owner has paid $1,489,029 in ongoing offering costs, of which $1,431,866 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2009, the Managing Owner incurred and Series J expensed ongoing offering costs in the amount of $832,804. Of the $832,804, $197,661 has been expensed to Series J and reimbursed or will be reimbursed to the Managing Owner. The balance will not be reimbursed to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the three months ended March 31, 2008, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

During the three months ended March 31, 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

For the three months ended March 31, 2008, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation noted above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred.

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

At March 31, 2009, of the $6,579 of offering cost payable listed on the condensed statements of financial condition, $0 is initial offering costs and $6,579 represents ongoing offering cost.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	First Quarter 2009	First Quarter 2008
Management	$155,069	$108,211
General and administrative	24,945	29,520

	$180,014	$137,731

Expenses payable to the Managing Owner and its affiliates as of March 31, 2009 and December 31, 2008 were $25,635 and $23,455, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

Note 4.	MANAGING OWNER

The Managing Owner conducts and manages the business of the Trust. Effective November 30, 2008, in accordance with the Third Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner and or its affiliates are no longer required to maintain a capital account equal to 1% of the total capital accounts of the Series.

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

Series J pays Ortus, Eagle and Graham monthly management fees at the annual rate of 2.0%, 2.0% and 2.5%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle and Graham a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements.

Note 8.	MARKET AND CREDIT RISK

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

Credit Risk

When entering into futures or forward contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series J, as Series J’s clearing broker is the sole counterparty.

Series J has entered into a master netting agreement with its clearing broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the condensed statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	MARKET AND CREDIT RISK (CONTINUED)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring Series J and its Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

Series J’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and is not allowed to commingle such assets with its other assets.

At March 31, 2009 and December 31, 2008, such segregated assets totaled $81,136,248 and $90,283,908, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $(632,666) and $220,120 at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$120.57	$105.40	$123.39	$105.76

Income (loss) from operations:
Net realized and change in unrealized gain (loss)(1)	(5.07)	16.30	(5.20)	16.62
Interest income(1)	0.02	0.36	0.01	0.36
Expenses(1), (5)	(2.09)	(4.50)	(1.53)	(4.08)

Total income (loss) from operations	(7.14)	12.16	(6.72)	12.90

Offering costs(1), (5)	0.00	(0.01)	0.00	(0.14)

Net increase (decrease) for the period	(7.14)	12.15	(6.72)	12.76

Net asset value per Unit at end of period	$113.43	$117.55	$116.67	$118.52

Total Return(4)
Total return before incentive fees	(5.92)%	13.87%	(5.45)%	14.47%
Incentive fee	0.00%	(2.34)%	0.00%	(2.40)%

Total return after incentive fees	(5.92)%	11.53%	(5.45)%	12.07%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (3), (5)	(7.02)%	(5.48)%	(5.00)%	(3.61)%
Incentive fee(4)	0.00%	(2.34)%	0.00%	(2.40)%

Net investment loss after incentive fees	(7.02)%	(7.82)%	(5.00)%	(6.01)%

Interest income(3)	0.07%	1.30%	0.05%	1.28%

Incentive fees(4)	0.00%	2.34%	0.00%	2.40%
Other expenses(3), (5)	7.09%	6.78%	5.05%	4.89%

Total expenses	7.09%	9.12%	5.05%	7.29%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Annualized.

(4)	Not annualized.

(5)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2009 (“First Quarter 2009”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. Effective November 30, 2008, in accordance with the Trust Agreement, the Managing Owner or its affiliates is no longer required to purchase and maintain an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant or $25,000, whichever is greater.

The Offering

Up to $281,250,000 Registrant, Class I; and $93,750,000 Registrant, Class II of Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500. Effective December 1, 2008, the minimum initial investment for new subscribers is $25,000 ($10,000 for benefit plan investors (including IRAs)) and the minimum additional subscription amount for current investors, who are “accredited investors,” is $5,000.

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

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The subscription minimum of $30,000,000 for Registrant was reached during the Initial Offering Period permitting all of Series G, H, I and J to commence trading operations. Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the Trading Vehicles. Series H and I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Until the subscription maximum for Registrant is reached, Registrant’s Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

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

G/J Trading Vehicle paid Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s Net Asset Value. Each Trading Vehicle also paid the Trading Advisors an incentive fee of 20% of “New High Net Trading Profits” (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

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

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated the assets to a managed account in the name of Registrant managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 6 of Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2008, which was included in the annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and/or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

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

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains (losses) at March 31, 2009, $(247,991) or 4,277.18% of Registrant’s investments are classified as Level 1 and $242,193 or (4,177.18) % as Level 2. Of its unrealized gains (losses) at December 31, 2008, $660,900 or (61.37) % of Registrant’s investments are classified as Level 1 and $(1,737,730) or 161.37% as Level 2. There are no Level 3 investments on March 31, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting FSP FAS 157-3 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. The Managing Owner evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

In April 2007, the FASB released FASB Staff Position FIN 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2009 resulted in additional gross proceeds to Registrant of $116,392,218.

For First Quarter 2009, subscriptions of Limited Interests and General Interests were $4,312,634 and $0, respectively. For the quarter ending March 31, 2008 (“First Quarter 2008”), subscriptions of Limited Interests and General Interests were $7,230,641 and $45,039, respectively.

Limited Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. For First Quarter 2009, redemptions of Limited Interests and General Interests were $6,188,798 and $0, respectively. For First Quarter 2008, redemptions of Limited Interests and General Interests were $1,432,261 and $0, respectively.

At March 31, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 for a further discussion on the credit and market risks associated with Registrant’s futures and forward contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2009 and First Quarter 2008:

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2009 and First Quarter 2008 are presented below.

First Quarter 2009

Currencies: (-) Registrant experienced a majority of its gains in the British pound, Canadian dollar and Swiss franc. The majority of losses were experienced in Australian dollar, euro, Japanese yen and New Zealand dollar.

Energies: (+) Registrant experienced gains in natural gas. Losses were incurred in crude, gas oil, heating oil and reformulated gasoline.

Grains: (-) Registrant experienced losses in bean oil, corn, cotton, wheat and soybeans.

Indices: (-) Registrant experienced a majority of its gains in the CAC, DJ STOXX, FTSE, IBEX and the S&P 500. Losses were incurred in the DAX, Nasdaq, Nikkei and Taiwan Index.

Interest Rates: (-) Registrant experienced a majority of its gains in Euribor, Eurodollar, German Bund and short sterling. The majority of losses were experienced in the German Bobl, Japanese Government Bonds, London Gilt and US Treasury Notes.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced losses in gold, copper, aluminum, lead, zinc and copper.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

First Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Japanese yen, Australian dollar, Columbian peso, Korean won, British pound and Mexican peso. The majority of losses were experienced in the Swiss franc, Turkish lira and South African rand.

Energies: (+) Registrant experienced a majority of its gains in crude oil, gas oil, heating oil and natural gas. Losses were experienced in reformulated gasoline.

Grains: (+) Registrant experienced a majority of its gains in corn, soybeans, wheat and cotton. Losses were experienced in soybean meal.

Indices: (+) Registrant experienced a majority of its gains in the German DAX Index, CAC 40 Index, Nikkei 225 Index, NASDAQ, Dow Jones STOXX 50 and the S&P 500 Index.

Interest Rates: (-) Registrant experienced a majority of its losses in British Gilts and the German Bund and Bobl. The majority of gains were experienced in U.S. Treasury Notes, Japanese Government Bonds and Eurodollars.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (+) Registrant experienced a majority of its gains in gold, silver and aluminum. Losses were experienced in copper and zinc.

Softs: (+) Registrant experienced gains in sugar, coffee and cocoa.

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of March 31, 2009 was $113.43, a decrease of 5.92% from the December 31, 2008 Net Asset Value per Interest of $120.57. The Net Asset Value per Interest of Class I as of March 31, 2008 was $117.55, an increase of 11.53% from the December 31, 2007 Net Asset Value per Interest of $105.40. The Net Asset Value per Interest of Class II as of March 31, 2009 was $116.67, a decrease of 5.45% from the December 31, 2008 Net Asset Value per Interest of $123.39. The Net Asset Value per Interest of Class II as of March 31, 2008 was $118.52, an increase of 12.07% from the December 31, 2007 Net Asset Value per Interest of $105.76. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2009 and First Quarter 2008 were approximately $(5,316,000) and $12,936,000, respectively.

Registrant’s average net asset level increased during the First Quarter 2009 in comparison to the First Quarter 2008 primarily due to the effect of subscriptions during 2008 and positive trading performance. Registrant’s average net asset level increased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to the effect of subscriptions and positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during First Quarter 2009 was approximately $20,000, a decrease of approximately $264,000, as compared to First Quarter 2008 primarily due to declining interest rates which more than offset the effects of the increase in average net asset levels discussed above. Interest income during First Quarter 2008 was approximately $284,000, a decrease of approximately $539,000 as compared to First Quarter 2007 primarily due to declining interest rates which more than offset the effects of the increase in average net asset levels discussed above.

Commissions and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month and therefore, vary according to monthly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during First Quarter 2009 were approximately $104,000, an increase of approximately $45,000, as compared to First Quarter 2008 primarily due to an increase in average net asset levels discussed above. Commissions and other transaction fees during First Quarter 2008 were approximately $59,000, a decrease of approximately $32,000 as compared to First Quarter 2007 primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the beginning of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during First Quarter 2009 were approximately $668,000, an increase of approximately $171,000, as compared to First Quarter 2008 primarily due to an increase in average net asset levels discussed above. Management fees to the Trading Advisors during First Quarter 2008 were approximately $497,000, an increase of approximately $68,000 as compared to First Quarter 2007 primarily due to an increase in average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during First Quarter 2009 were approximately $155,000, an increase of approximately $47,000, as compared to First Quarter 2008 primarily due to an increase in average net asset levels as discussed above. Management fees to the Managing Owner during First Quarter 2008 were approximately $108,000, an increase of approximately $20,000 as compared to First Quarter 2007 primarily due to an increase in average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees were approximately $2,000 and $2,046,000 in First Quarter 2009 and First Quarter 2008.

Registrant pays a service fee (“Service Fee”) with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Registrant to the Selling Agent, Kenmar Securities Inc., (the “Selling Agent”) an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay The Selling Agent, a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during First Quarter 2009 were approximately $543,000 and $310,000,respectively, an increase of approximately $150,000 and $94,000,respectively, as compared to First Quarter 2008 primarily due to an increase in average net asset levels discussed above. Service Fees and Sales Commissions during the First Quarter 2008 were approximately $393,000 and $216,000, respectively, an increase of approximately $61,000 and $40,000, respectively as compared to First Quarter 2007 primarily due to an increase in average net asset levels discussed above.

Operating expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during First Quarter 2009 were approximately $158,000, a decrease of approximately $11,000, as compared to First Quarter 2008 primarily due to higher legal expenses incurred during First Quarter 2008 as a result of changes to the Registrant’s accounting treatment and calculation of offering costs. Operating expenses during First Quarter 2008 were approximately $169,000, an increase of approximately $53,000 as compared to First Quarter 2007 primarily due to an increase in average net asset levels as described above.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008. Offering costs reimbursed by Registrant to the Managing Owner during First Quarter 2009 were approximately $128,000, an increase of approximately $20,000, as compared to First Quarter 2008 primarily due to an increase in average net asset levels discussed above. Offering costs reimbursed by Registrant to the Managing Owner during First Quarter 2008 were approximately $108,000, an increase of approximately $20,000 as compared to First Quarter 2007 primarily due to an increase in average net asset levels as discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and commodity brokers. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisors are at a fixed rate, calculated as a percentage of each Managed Account’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The maintenance margin levels are established by dealers, exchanges, and data services using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers’ margins and/or data services have been used.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2009 and December 31, 2008. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2009 and December 31, 2008, Registrant had total capitalizations of approximately $115 million and $124 million, respectively.

	March 31, 2009		December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,426,110	1.24%	$491,911	0.40%
Currencies	$4,937,485	4.29%	$5,897,741	4.74%
Commodities	$1,046,689	0.91%	$920,502	0.74%
Stock indices	$2,458,693	2.13%	$123,644	0.09%

Total	$9,868,977	8.57%	$7,433,798	5.97%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2009 and 2008 based upon Registrant’s total average capitalization of approximately $121 million and $87 million, respectively.

	First Quarter 2009		First Quarter 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,454,658	1.17%	$821,366	0.95%
Currencies	$3,799,839	3.07%	$7,696,896	8.89%
Commodities	$1,453,167	1.17%	$4,735,365	5.47%
Stock indices	$2,109,407	1.70%	$1,121,161	1.30%

Total	$8,817,071	7.11%	$14,374,788	16.61%

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

Based on average trading value at risk during the first quarter of 2009, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2008. The increase was across all sectors in Registrant except in the currency sector. The largest increases were in the stock index, interest rate and commodity sectors respectively.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2009, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the euro, British pound, Japanese yen, Australian dollars and Canadian dollar. As discussed above, those balances, as well as any risk they represent, are immaterial. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of such period and concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Registrant’s Units are sold to persons who are accredited investors as the term is defined in Rule 501(a) of Regulation D. The aggregate proceeds of securities sold during First Quarter 2009 was 51,427.4760 units amounting to $5,998,877.90 for Class I and 1,076.4904 Units amounting to $130,000 for Class II.

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

WORLD MONITOR TRUST III – SERIES J

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer		Date: May 15, 2009
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 15, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)