Form 10-Q
period 2009-06-30
World Monitor Trust III - Series J
filed 2009-08-13
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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

JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

June 30, 2009

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$128,810,064	$131,724,537
Net unrealized gain on open futures contracts	582,205	660,900
Net unrealized gain on open forward contracts	1,222,361	0
Interest receivable	0	5,905

Total assets	$130,614,630	$132,391,342

LIABILITIES
Accrued expenses payable	$157,407	$90,163
Commissions payable	2,846	0
Interest payable	2,008	0
Trading advisor management fees payable	226,416	301,942
Incentive fees payable	1,441,080	1,590,799
Offering costs payable	65,339	2,258
Net unrealized loss on open forward contracts	0	1,737,730
Redemptions payable	2,147,230	3,832,492
Subscriptions received in advance	2,426,000	373,900

Total liabilities	6,468,326	7,929,284

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Interests – 865,208.538 and 893,067.142 Units outstanding at June 30, 2009 and December 31, 2008, respectively	108,346,085	107,680,197
Managing Owner’s Interests – 9,467.578 and 9,467.578 Units outstanding at June 30, 2009 and December 31, 2008, respectively	1,185,581	1,141,538
Class II Units:
Unitholders’ Interests – 111,437.226 and 125,313.352 Units outstanding at June 30, 2009 and December 31, 2008, respectively	14,428,526	15,462,954
Managing Owner’s Interests – 1,437.417 and 1,437.417 Units outstanding at June 30, 2009 and December 31, 2008, respectively	186,112	177,369

Total unitholders’ capital (Net Asset Value)	124,146,304	124,462,058

Total liabilities and unitholders’ capital	$130,614,630	$132,391,342

NET ASSET VALUE PER UNIT
Class I	$125.23	$120.57

Class II	$129.48	$123.39

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$(3,495)	0.16%	$193,130
Currencies	0.25%	306,563	0.17%	212,493
Energy	(0.05)%	(61,932)	0.00%	0
Interest rates	0.17%	208,735	0.26%	325,215
Metals	(0.05)%	(61,066)	0.01%	13,911
Stock indices	0.05%	64,753	0.00%	0

Net unrealized gain on futures contracts purchased	0.37%	453,558	0.60%	744,749

Futures contracts sold:
Commodities	0.18%	223,363	(0.05)%	(61,677)
Currencies	0.00%	6,605	0.00%	1,625
Energy	0.01%	7,266	(0.01)%	(13,115)
Interest rates	(0.06)%	(70,788)	0.00%	(4,499)
Metals	(0.03)%	(37,799)	0.01%	13,881
Stock indices	0.00%	0	(0.02)%	(20,064)

Net unrealized gain (loss) on futures contracts sold	0.10%	128,647	(0.07)%	(83,849)

Net unrealized gain on open futures contracts	0.47%	$582,205	0.53%	$660,900

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.99%	$1,229,919	(1.19)%	$(1,472,511)

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.01)%	(7,558)	(0.21)%	(265,219)

Net unrealized gain (loss) on open forward contracts	0.98%	$1,222,361	(1.40)%	$(1,737,730)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Realized	$13,934,683	$7,659,241	$7,547,382	$18,724,876
Change in unrealized	1,810,364	610,748	2,881,396	2,480,948
Interest income	1,027	307,354	20,956	590,988

Total revenues	15,746,074	8,577,343	10,449,734	21,796,812

EXPENSES
Brokerage commissions	141,464	63,925	244,979	123,396
Management fees	151,158	131,879	306,227	240,090
Advisor management fees	679,540	592,300	1,347,147	1,088,905
Advisor incentive fees	1,441,081	1,481,635	1,443,405	3,527,283
Service fee – Class I Units	533,867	460,521	1,077,143	853,737
Sales commission	345,634	263,759	655,773	480,181
Offering costs	92,637	375,572	221,050	375,572
Operating expenses	162,576	184,814	320,425	353,486

Total expenses	3,547,957	3,554,405	5,616,149	7,042,650

NET INCOME	$12,198,117	$5,022,938	$4,833,585	$14,754,162

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income per weighted average Unitholder and Managing Owner Unit
Class I	$12.02	$5.69	$4.70	$17.87

Class II	$12.90	$6.41	$5.34	$18.47

Weighted average number of Units outstanding – Class I	891,393	760,754	893,302	735,314

Weighted average number of Units outstanding – Class II	115,022	108,570	119,669	87,438

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2009
Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058
Additions	72,979.216	8,568,778	0.000	0	2,744.722	335,000	0.000	0	75,723.938	8,903,778
Redemptions	(100,837.820)	(12,053,962)	0.000	0	(16,620.848)	(1,999,155)	0.000	0	(117,458.668)	(14,053,117)
Net income		4,151,072		44,043		629,727		8,743		4,833,585

Unitholders’ capital at June 30, 2009	865,208.538	$108,346,085	9,467.578	$1,185,581	111,437.226	$14,428,526	1,437.417	$186,112	987,550.759	$124,146,304

Six Months Ended June 30, 2008
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142
Additions	121,117.201	14,087,934	847.113	99,241	55,186.487	6,434,698	652.741	75,798	177,803.542	20,697,671
Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)
Redemptions	(20,683.143)	(2,439,706)	0.000	0	(800.449)	(93,366)	0.000	0	(21,483.592)	(2,533,072)
Transfers	(5,591.420)	(648,763)	0.000	0	5,549.040	648,763	0.000	0	(42.380)	0
Net income		13,000,451		138,684		1,597,809		17,218		14,754,162

Unitholders’ capital at June 30, 2008	782,887.897	$96,425,471	8,308.984	$1,023,388	117,671.781	$14,684,277	1,254.557	$156,556	910,123.219	$112,289,692

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

Kenmar Preferred Investments Corp. is the managing owner of the Trust and of each Series. Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Series J allocates its assets to three managed accounts (the “Managed Accounts”) separately managed by the following trading advisors (the “Trading Advisors”): Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% leverage (See Note 10).

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

Redemptions from Series J are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities Inc. (See Note 10). There is no redemption charge associated with the Class II Units.

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

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, the condensed statements of operations for the three months and six months ended June 30, 2009 and 2008, and the condensed statements of changes in unitholders’ capital for the six months ended June 30, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2009 and the results of its operations for the three months and six months ended June 30, 2009 and 2008. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

Series J has elected not to provide a Statement of Cash Flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a statement of changes in unitholders’ capital is provided.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Series J adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments valued at fair value in these financial statements.

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$582,205	$0	$0	$582,205
Net unrealized gain on open forward contracts	$0	$1,222,361	$0	$1,222,361

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$660,900	$0	$0	$660,900
Liabilities:
Net unrealized loss on open forward contracts	$0	$(1,737,730)	$0	$(1,737,730)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for Series J during the quarter ending June 30, 2009. Preferred, as Managing Owner of Series J, evaluated the impact of adopting SFAS 165 and its impact on Series J’s financial statements. The adoption of SFAS 165 did not have a material impact on Series J’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for Series J on January 1, 2010. Preferred, as Managing Owner of Series J, is evaluating the impact of adopting SFAS 166 and its impact on Series J’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Series J on January 1, 2010. Preferred, as Managing Owner of Series J, is evaluating the impact of adopting SFAS 167 and its impact on Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for Series J during the interim period ending September 30, 2009. Preferred, as Managing Owner of Series J, is evaluating the impact of adopting SFAS 168 and its impact on Series J’s financial statements.

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $5,325,451 and $3,269,154, respectively. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through June 30, 2009.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2009, the Managing Owner has paid $1,581,504 in ongoing offering costs, of which $1,524,666 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2009, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $945,047 and $925,442, respectively. Of the $925,442, allocated to Series J, $635,145 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the six months ended June 30, 2008, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

During the six months ended June 30, 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

At June 30, 2009, of the $65,339 of offering cost payable listed on the condensed statement of financial condition, $0 is initial offering costs and $65,339 represents ongoing offering cost.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Management	$151,158	$131,879	$306,227	$240,090
General and administrative	57,225	37,085	82,170	66,605

	$208,383	$168,964	$388,397	$306,695

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

Expenses payable to the Managing Owner and its affiliates as of June 30, 2009 and December 31, 2008 were $60,905 and $23,455, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

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

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Series J to the Selling Agent, Kenmar Securities Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent receives an ongoing monthly commission equal to 1/12 th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them (See Note 10).

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees

Series J pays Ortus, Eagle and Graham monthly management fees at the annual rate of 2.0%, 2.0% and 2.5%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle and Graham a 20% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements (See Note 10).

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

At June 30, 2009 and December 31, 2008, such segregated assets totaled $95,105,772 and $90,283,908, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $75,152 and $220,120 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009		June 30, 2009
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$113.43	$120.57	$116.67	$123.39

Income from operations:
Net realized and change in unrealized gain(1)	15.39	10.33	15.82	10.55
Interest income(1)	0.00	0.02	0.00	0.02
Expenses(1), (5)	(3.59)	(5.69)	(3.01)	(4.48)

Total income from operations	11.80	4.66	12.81	6.09

Offering costs(1), (5)	0.00	0.00	0.00	0.00

Net increase for the period	11.80	4.66	12.81	6.09

Net asset value per Unit at end of period	$125.23	$125.23	$129.48	$129.48

Total Return(4)
Total return before incentive fees	11.66%	5.04%	12.23%	6.08%
Incentive fee	(1.26)%	(1.18)%	(1.25)%	(1.14)%

Total return after incentive fees	10.40%	3.86%	10.98%	4.94%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (3), (5)	(7.21)%	(7.09)%	(5.03)%	(4.98)%
Incentive fee(4)	(1.19)%	(1.20)%	(1.18)%	(1.14)%

Net investment loss after incentive fees	(8.40)%	(8.29)%	(6.21)%	(6.12)%

Interest income(3)	0.00%	0.04%	0.00%	0.03%

Incentive fees(4)	1.19%	1.20%	1.18%	1.14%
Other expenses(3), (5)	7.21%	7.13%	5.03%	5.01%

Total expenses	8.40%	8.33%	6.21%	6.15%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Annualized.

(4)	Not annualized.

(5)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008		June 30, 2008
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$117.55	$105.40	$118.52	$105.76

Income from operations:
Net realized and change in unrealized gain(1)	9.43	25.84	9.50	26.12
Interest income(1)	0.35	0.72	0.36	0.74
Expenses(1), (5)	(4.16)	(8.66)	(3.59)	(7.72)

Total income from operations	5.62	17.90	6.27	19.14

Offering costs(1), (5)	0.00	(0.13)	0.00	(0.11)

Net increase for the period	5.62	17.77	6.27	19.03

Net asset value per Unit at end of period	$123.17	$123.17	$124.79	$124.79

Total Return(4)
Total return before incentive fees	6.19%	20.56%	6.71%	21.63%
Incentive fees	(1.41)%	(3.70)%	(1.42)%	(3.64)%

Total return after incentive fees	4.78%	16.86%	5.29%	17.99%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (3), (5)	(7.00)%	(6.31)%	(4.94)%	(4.54)%
Incentive fees(4)	(1.41)%	(3.70)%	(1.42)%	(3.64)%

Net investment loss after incentive fees	(8.41)%	(10.01)%	(6.36)%	(8.18)%

Interest income(3)	1.17%	1.24%	1.18%	1.25%

Incentive fees(4)	1.41%	3.70%	1.42%	3.64%
Other expenses(3), (5)	8.17%	7.55%	6.12%	5.79%

Total expenses	9.58%	11.25%	7.54%	9.43%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

(3)	Annualized.

(4)	Not annualized.

(5)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENTS

The Managing Owner has evaluated events and transactions that occurred between June 30, 2009 and August 13, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

Effective July 1, 2009, Series J entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively, the “New Trading Advisors”).

As a result of adding these New Trading Advisors, Series J will allocate approximately one sixth of its net assets to each Trading Advisor, including the existing trading advisors, with such allocations to be re-balanced quarterly.

Series J will pay GLC, Krom and Crabel monthly management fees at the annual rate of 2.0%, 2.0% and 1.0%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J will pay GLC, Krom and Crabel an incentive fee accrued monthly and paid quarterly of 20%, 20% and 25%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements.

Beginning July 1, 2009, Series J (rather than Kenmar Securities Inc.) pays its service fee on Class I Units directly to the correspondent selling agents, who are entitled to receive from Series J an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent will now receive directly from Series J (rather than Kenmar Securities Inc.) an ongoing monthly commission equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them.

For Class I Units issued from July 1, 2008 through June 1, 2009, Kenmar Securities Inc. will still be entitled to a redemption charge for Class I Units redeemed prior to the first anniversary of their purchase of up to 2% of the Net Asset Value per Unit at which they were redeemed. Class I Units issued beginning July 1, 2009 will not be subject to a redemption charge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2009 (“Second Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J. The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”).

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

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

Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Trading Profits achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. See Note 10 of the Registrant’s financial statements included as Item 1 of this Form 10-Q for details on additional trading advisors that the Registrant allocated assets to through managed accounts subsequent to Second Quarter 2009.

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

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters, and or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 pm on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains at June 30, 2009, $582,205 or 32.26% of Registrant’s investments are classified as Level 1 and $1,222,361 or 67.74% as Level 2. Of its unrealized gains (losses) at December 31, 2008, $660,900 or (61.37) % of Registrant’s investments are classified as Level 1 and $(1,737,730) or 161.37% as Level 2. There are no Level 3 investments on June 30, 2009 or December 31, 2008.

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
FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. The Managing Owner evaluated the impact of adopting FSP FAS 157 and FSP FAS 115-2 and FAS 124-2 and their impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests” or “Unitholders”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2009 resulted in additional gross proceeds to Registrant of $120,983,362.

For Second Quarter 2009 and the six months ended June 30, 2009 (“Year-To-Date 2009”), subscriptions of Limited Interests were $4,591,144 and $8,903,778, respectively. For Second Quarter 2008 and the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”), subscriptions of Limited Interests were $13,291,991 and $20,522,632, respectively.

For Second Quarter 2009 and Year-To-Date 2009, there were no subscriptions of General Interests. For Second Quarter 2008 and Year-To-Date 2008, subscriptions of General Interests were $130,000 and $175,039, respectively.

Interests in Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase for Class I shares. Redemptions of Limited Interests for Second Quarter 2009 and Year-To-Date 2009 were $7,864,319 and $14,053,117, respectively. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $1,100,811 and $2,533,072, respectively.

There were no redemptions of General Interests for Second Quarter 2009, Year-To-Date 2009, Second Quarter 2008 or Year-To-Date 2008.

At June 30, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2009 and Second Quarter 2008:

Second Quarter 2009

The second quarter of 2009 displayed snippets of evidence that the US economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. US economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

US Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the US and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

The US Dollar Index ended the quarter with a loss of approximately 5%. The US currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

It was a positive overall quarter for global equities, however, US equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the US rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening US dollar, “economic optimism” based on Asian and US data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker US dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a threat of adverse weather.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2009 and Second Quarter 2008 are presented below.

Second Quarter 2009

Currencies: (+) Registrant experienced a majority of its gains in the Australian and Canadian dollars, British pound, Mexican peso and South African rand. The majority of losses were experienced in the euro and Japanese yen.

Energies: (+) Registrant experienced gains in crude, Brent crude and reformulated gasoline. The majority of losses were experienced in gas oil and heating oil.

Grains: (+) Registrant experienced gains in soybeans and corn. The majority of losses were experienced in wheat and cotton.

Indices: (+) Registrant experienced a majority of its gains in the Hang Seng, Taiwan Index, Nikkei and Nasdaq. Losses were incurred in the DAX, CAC, and DJ STOXX.

Interest Rates: (+) Registrant experienced a majority of its gains in Japanese Government Bonds and 10-year Australian Bonds. The majority of losses were experienced in the German Bobl, German Bund and 2-year German Bonds.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (+) Registrant experienced gains in copper and lead. Losses were incurred in gold, zinc and aluminum.

Softs: (-) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Second Quarter 2008

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, Swiss franc, Turkish lira, Mexican peso, Hungarian forint, South African rand and British pound. The majority of losses were experienced in the Canadian dollar and Japanese yen.

Energies: (+) Registrant experienced gains in brent crude, crude oil, gas oil, heating oil and natural gas. There were no losses incurred for the sector.

Grains: (+) Registrant experienced a majority of its gains in corn, soybeans and soybean meal. Losses were experienced in cotton and wheat.

Indices: (-) Registrant experienced losses in the NASDAQ, the S&P 500 and the Nikkei. A majority of its gains were made in the CAC 40 Index, Dow Jones STOXX 50 and the Hang Seng Index.

Interest Rates: (+) Registrant experienced a majority of its gains in the German Bund and Bobl, London Gilts and Euribor. The majority of losses were experienced in U.S. Treasury Notes and Bonds, Japanese Government Bonds and Eurodollars.

Meats: (-) Registrant experienced losses in live cattle. No gains were experienced overall for the sector during the quarter.

Metals: (-) Registrant experienced losses in gold, silver, copper and aluminum. Gains were made in zinc.

Softs: (+) Registrant experienced gains in coffee and cocoa. Losses were experienced in sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of June 30, 2009 was $125.23, an increase of 3.86% from the December 31, 2008 Net Asset Value per Interest of $120.57 and an increase of 10.40% from the March 31, 2009 Net Asset Value per Interest of $113.43. The Net Asset Value per Interest of Class I as of June 30, 2008 was $123.17, an increase of 16.86% from the December 31, 2007 Net Asset Value per Interest of $105.40 and an increase of 4.78% from the March 31, 2008 Net Asset Value per Interest of $117.55.

The Net Asset Value per Interest of Class II as of June 30, 2009 was $129.48, an increase of 4.94% from the December 31, 2008 Net Asset Value per Interest of $123.39 and an increase of 10.98% from the March 31, 2009 Net Asset Value per Interest of $116.67. The Net Asset Value per Interest of Class II as of June 30, 2008 was $124.79, an increase of 17.99% from the December 31, 2007 Net Asset Value per Interest of $105.76 and an increase of 5.29% from the March 31, 2008 Net Asset Value per Interest of $118.52.

Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $15,745,000 and $10,429,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $8,270,000 and $21,206,000, respectively.

Registrant’s average net asset level increased during Second Quarter 2009 and Year-To-Date 2009 in comparison to Second Quarter 2008 and Year-To-Date 2008 primarily due to positive trading performance and subscriptions. Registrant’s average net asset level increased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of subscriptions and positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during Second Quarter 2009 and Year-To-Date 2009 were approximately $1,000 and $21,000, respectively, a decrease of approximately $306,000 and $570,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to declining interest rates which more than offset the increases in average net asset levels discussed above. Interest income during Second

Quarter 2008 and Year-To-Date 2008 was approximately $307,000 and $591,000, respectively, a decrease of approximately $494,000 and $1,033,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates which more than offset the increases in average net asset levels discussed above.

Commissions and other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $141,000 and $245,000, respectively, an increase of approximately $77,000 and $122,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $64,000 and $123,000, respectively, a decrease of approximately $33,000 and $65,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the beginning of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Second Quarter 2009 and Year-To-Date 2009 were approximately $680,000 and $1,347,000, respectively, an increase of approximately $88,000 and $258,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Management fees to the Trading Advisors during Second Quarter 2008 and
Year-To-Date 2008 were approximately $592,000 and $1,089,000, respectively, an increase of approximately $180,000 and $248,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Second Quarter 2009 and Year-To-Date 2009 were approximately $151,000 and $306,000, respectively, an increase of approximately $19,000 and $66,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Management fees to the Managing Owner during Second Quarter 2008 and
Year-To-Date 2008 were approximately $132,000 and $240,000, respectively, an increase of approximately $45,000 and $65,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreements) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $1,441,000 and $1,443,000, respectively. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $1,482,000 and $3,527,000, respectively.

Registrant pays a service fee (“Service Fee”) with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. See Note 10 of Registrant’s financial statements included as Item 1 of this Form 10-Q for changes to Service Fee payments subsequent to Second Quarter 2009. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Second Quarter 2009 were approximately $534,000 and $346,000, respectively, an increase of approximately $73,000 and $82,000, respectively, as compared to Second Quarter 2008, and during Year-To-Date 2009 were approximately $1,077,000 and $656,000, respectively, an increase of approximately $223,000 and $176,000, respectively, as compared to Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Service Fees and Sales

Commissions during the Second Quarter 2008 were approximately $461,000 and $264,000, respectively, an increase of approximately $135,000 and $90,000, respectively, as compared to Second Quarter 2007, and during Year-To-Date 2008 were approximately $854,000 and $480,000, respectively, an increase of approximately $196,000 and $131,000, respectively, as compared to Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Operating expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during Second Quarter 2009 and Year-To-Date 2009 were approximately $163,000 and $320,000, respectively. Operating expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $185,000 and $353,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2008. Offering costs reimbursed by Registrant to the Managing Owner during Second Quarter 2009 and Year-To-Date 2009 were approximately $93,000 and $221,000, respectively, a decrease of approximately $283,000 and $263,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to a one-time accounting adjustment in April 2008 which more than offset the increase in average net asset levels discussed above. Offering costs reimbursed by Registrant to the Managing Owner during the Second Quarter 2008 and Year-To-Date 2008 were approximately $376,000 and $484,000, respectively, an increase of approximately $289,000 and $309,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Exchange maintenance margin requirements have been used by Registrant as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The maintenance margin levels are established by dealers, exchanges and data services using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2009 and December 31, 2008. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2009 and December 31, 2008, Registrant had total capitalizations of approximately $124 million and $124 million, respectively.

	June 30, 2009		December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$987,997	0.80%	$491,911	0.40%
Currencies	$6,513,987	5.25%	$5,897,741	4.74%
Commodities	$1,074,066	0.87%	$920,502	0.74%
Stock indices	$1,612,840	1.30%	$123,644	0.09%

Total	$10,188,890	8.22%	$7,433,798	5.97%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2009 and Year-To-Date 2009 based upon Registrant’s total average capitalization of approximately $121 million and $122 million, respectively.

	Second Quarter 2009		Year-To-Date 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,576,279	1.30%	$1,515,468	1.25%
Currencies	$7,967,115	6.59%	$5,883,477	4.87%
Commodities	$1,636,370	1.35%	$1,544,768	1.28%
Stock indices	$2,546,886	2.11%	$2,328,147	1.93%

Total	$13,726,650	11.35%	$11,271,860	9.33%

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

Based on average trading value at risk during the Second Quarter 2009, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2008. The increase in value at risk was across all sectors of Registrant. The largest increases were in stock indices, currencies, interest rates and commodity sectors, respectively.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2009, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f)
under the Exchange Act) during Second Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Registrant’s Units are sold to persons who are accredited investors as the term is defined in Rule 501(a) of Regulation D. The aggregate proceeds of securities sold during Second Quarter 2009 was 37,538.3522 Units amounting to $4,361,144 for Class I and 1,882.5080 Units amounting to $230,000 for Class II.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: August 13, 2009
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 13, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)