Form 10-Q
period 2009-09-30
World Monitor Trust III - Series J
filed 2009-11-16
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2009

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

SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

September 30, 2009

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$123,619,885	$131,724,537
Net unrealized gain on open futures contracts	2,587,846	660,900
Net unrealized gain on open forward contracts	1,755,679	0
Commodity options owned, at fair value (premiums paid $5,018,667 and $0 at September 30, 2009 and December 31, 2008, respectively)	4,429,019	0
Interest receivable	0	5,905

Total assets	$132,392,429	$132,391,342

LIABILITIES
Accrued expenses payable	$198,195	$90,163
Commissions payable	7,255	0
Interest payable	2,460	0
Trading advisor management fees payable	216,802	301,942
Incentive fees payable	969,111	1,590,799
Offering costs payable	21,845	2,258
Net unrealized loss on open forward contracts	0	1,737,730
Commodity options written, at fair value (premiums received $4,418 and $0 at September 30, 2009 and December 31, 2008, respectively)	997	0
Service fees payable	145,706	0
Redemptions payable	1,601,034	3,832,492
Subscriptions received in advance	1,488,847	373,900

Total liabilities	4,652,252	7,929,284

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Interests – 861,251.967 and 893,067.142 Units outstanding at September 30, 2009 and December 31, 2008, respectively	111,452,331	107,680,197
Managing Owner’s Interests – 0.000 and 9,467.578 Units outstanding at September 30, 2009 and December 31, 2008, respectively	0	1,141,538
Class II Units:
Unitholders’ Interests – 110,513.018 and 125,313.352 Units outstanding at September 30, 2009 and December 31, 2008, respectively	14,867,140	15,462,954
Managing Owner’s Interests – 10,560.643 and 1,437.417 Units outstanding at September 30, 2009 and December 31, 2008, respectively	1,420,706	177,369

Total unitholders’ capital (Net Asset Value)	127,740,177	124,462,058

Total liabilities and unitholders’ capital	$132,392,429	$132,391,342

NET ASSET VALUE PER UNIT
Class I	$129.41	$120.57

Class II	$134.53	$123.39

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009		December 31, 2008
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:
Commodities	0.00%	$3,700	0.16%	$193,130
Currencies	0.13%	171,410	0.17%	212,493
Energy	0.13%	160,662	0.00%	0
Interest rates	0.80%	1,020,058	0.26%	325,215
Metals	1.89%	2,410,925	0.01%	13,911
Stock indices	0.12%	154,646	0.00%	0

Net unrealized gain on futures contracts purchased	3.07%	3,921,401	0.60%	744,749

Futures contracts sold:
Commodities	0.10%	129,015	(0.05)%	(61,677)
Currencies	0.02%	17,983	0.00%	1,625
Energy	0.03%	37,386	(0.01)%	(13,115)
Interest rates	0.00%	1,922	0.00%	(4,499)
Metals	(1.19)%	(1,515,164)	0.01%	13,881
Stock indices	0.00%	(4,697)	(0.02)%	(20,064)

Net unrealized loss on futures contracts sold	(1.04)%	(1,333,555)	(0.07)%	(83,849)

Net unrealized gain on open futures contracts	2.03%	$2,587,846	0.53%	$660,900

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(0.29)%	$(363,910)	(1.19)%	$(1,472,511)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	1.66%	2,119,589	(0.21)%	(265,219)

Net unrealized gain (loss) on open forward contracts	1.37%	$1,755,679	(1.40)%	$(1,737,730)

Purchased Options on Futures Contracts	Fair Value As a % of Unitholders’ Capital	Fair Value	Fair Value As a % of Unitholders’ Capital	Fair Value

Fair value on options purchased:
Commodities	0.81%	$1,030,476	0.00%	$0
Energy	1.13%	1,445,630	0.00%	0
Interest rates	0.00%	4,390	0.00%	0
Metals	1.53%	1,948,523	0.00%	0

Total commodity options owned, at fair value (premiums paid $5,018,667 and $0 at September 30, 2009 and December 31, 2008, respectively)	3.47%	$4,429,019	0.00%	$0

Written Options on Futures Contracts

Fair value on options written:
Commodities	0.00%	$(119)	0.00%	$0
Stock indices	0.00%	(878)	0.00%	0

Total commodity options written, at fair value (premiums received $4,418 and $0 at September 30, 2009 and December 31, 2008, respectively)	0.00%	$(997)	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES
Realized	$5,590,644	$(3,750,011)	$13,138,026	$14,974,865
Change in unrealized	1,952,732	(5,012,262)	4,834,128	(2,531,314)
Interest income	0	729,452	20,956	1,320,440

Total revenues (losses)	7,543,376	(8,032,821)	17,993,110	13,763,991

EXPENSES
Brokerage commissions	212,073	104,221	457,052	227,617
Interest expense	3,783	0	3,783	0
Management fees	156,782	146,326	463,009	386,416
Advisor management fees	636,122	617,642	1,983,269	1,706,547
Advisor incentive fees	972,007	199,622	2,415,412	3,726,905
Service fee – Class I Units (See Note 5)	604,180	506,946	1,724,643	1,360,683
Sales commission	313,566	292,651	926,019	772,832
Offering costs	155,287	31,438	376,337	407,010
Operating expenses	238,010	219,756	558,435	573,242

Total expenses	3,291,810	2,118,602	8,907,959	9,161,252

NET INCOME (LOSS)	$4,251,566	$(10,151,423)	$9,085,151	$4,602,739

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$4.18	$(10.42)	$8.86	$5.56

Class II	$5.36	$(10.02)	$10.62	$3.16

Weighted average number of Units outstanding – Class I	869,032	849,633	883,727	771,234

Weighted average number of Units outstanding – Class II	115,714	129,580	118,566	100,244

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Class I				Class II				Total
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Nine Months Ended September 30, 2009

Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058

Additions	112,836.793	13,558,326	0.000	0	9,188.514	1,170,000	0.000	0	122,025.307	14,728,326

Redemptions	(144,651.968)	(17,563,157)	0.000	0	(23,988.848)	(2,972,201)	0.000	0	(168,640.816)	(20,535,358)

Transfers	0.000	0	(9,467.578)	(1,190,639)	0.000	0	9,123.226	1,190,639	(344.352)	0

Net income		7,776,965		49,101		1,206,387		52,698		9,085,151

Unitholders’ capital at September 30, 2009	861,251.967	$111,452,331	0.000	$0	110,513.018	$14,867,140	10,560.643	$1,420,706	982,325.628	$127,740,177

Nine Months Ended September 30, 2008

Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	753,845.649	$79,479,142

Additions	230,076.292	26,947,573	1,828.235	215,241	73,004.337	8,593,198	818.174	95,798	305,727.038	35,851,810

Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)

Redemptions	(42,474.856)	(4,920,382)	0.000	0	(2,928.903)	(340,145)	0.000	0	(45,403.759)	(5,260,527)

Transfers	(4,356.349)	(502,919)	0.000	0	4,177.441	485,222	0.000	0	(178.908)	(17,697)

Net income		4,239,265		46,234		313,608		3,632		4,602,739

Unitholders’ capital at September 30, 2008	871,290.346	$98,189,092	9,290.106	$1,046,938	131,989.578	$15,148,256	1,419.990	$162,970	1,013,990.020	$114,547,256

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

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% leverage. Effective July 1, 2009, Series J entered into trading agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively with Eagle, Ortus and Graham, the “Trading Advisors”). Beginning July 1, 2009, Series J allocated approximately one-sixth of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

B. Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Managed Accounts executes transactions.

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

Redemptions from Series J are permitted on a monthly basis. For Class I Units issued from July 1, 2008 through June 1, 2009, Kenmar Securities Inc. is entitled to a redemption charge for Class I Units redeemed prior to the first anniversary of their purchase of up to 2% of the Net Asset Value per Unit at which they were redeemed. Class I Units issued beginning July 1, 2009 will not be subject to a redemption charge. There is no redemption charge associated with the Class II Units.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

D. Exchanges, Redemptions and Termination (Continued)

In the event that the net asset value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. Should the Managing Owner make a determination that Series J’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series J, or, in the exercise of its reasonable discretion, if the aggregate net asset value of Series J as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series J. In addition, in the event that the net asset value of the allocated assets, after adjustments for distributions, contributions and redemptions, for the Managed Accounts traded by any of the Trading Advisors declines by 40% or more since the commencement of trading activities or the first day of a fiscal year, that Managed Account will automatically terminate.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, the condensed statements of operations for the three months and nine months ended September 30, 2009 and 2008, and the condensed statements of changes in unitholders’ capital for the nine months ended September 30, 2009 and 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2009 and the results of its operations for the three months and nine months ended September 30, 2009 and 2008. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

The financial statements of Series J are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commodity futures, options and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

Series J accounts for financial assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on September 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2009	Level 1	Level 2	Level 3	Total

Assets:
Net unrealized gain on open futures contracts	$2,587,846	$0	$0	$2,587,846
Net unrealized gain on open forward contracts	$0	$1,755,679	$0	$1,755,679
Commodity options owned, at fair value	$0	$4,429,019	$0	$4,429,019

Liabilities:
Commodity options written, at fair value	$0	$(997)	$0	$(997)

December 31, 2008	Level 1	Level 2	Level 3	Total

Assets:
Net unrealized gain on open futures contracts	$660,900	$0	$0	$660,900

Liabilities:
Net unrealized loss on open forward contracts	$0	$(1,737,730)	$0	$(1,737,730)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset is determined when the market for that financial asset is inactive. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Series J adopted the guidance effective January 1, 2009. As required, Series J also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on Series J’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Series J adopted the guidance effective January 1, 2009. The following table summarizes quantitative information required by the guidance.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the condensed statement of financial condition as of September 30, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the three and nine months ended September 30, 2009 is as follows:

	Trading Revenue for the Three Months Ended September 30, 2009	Trading Revenue for the Nine Months Ended September 30, 2009
Type of Instrument
Commodities Contracts	$631,397	$(326,475)
Currencies Contracts	798,620	2,040,421
Energy Contracts	(995,711)	1,670,781
Interest Rate Contracts Metals Contracts	(135,143 1,698,682)	178,522 1,911,976
Stock Indices Contracts Purchased Options on Futures Contracts Written Options on Futures Contracts	4,247,004 (922,114 4,412)	7,138,299 (922,114 4,412)
Forward Currency Contracts	2,216,229	6,276,332

Total	$7,543,376	$17,972,154

Line item in Condensed Statements of Operations
Realized	$5,590,644	$13,138,026
Change in unrealized	1,952,732	4,834,128

Total	$7,543,376	$17,972,154

Effective for the quarter ending June 30, 2009, Series J adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for Series J on January 1, 2010. Preferred, as Managing Owner of Series J, is evaluating the impact of adopting SFAS 166 and its impact on Series J’s financial statements.

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

Effective July 1, 2009, Series J adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. Preferred, as Managing Owner of Series J, is evaluating the impact this guidance will have on Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B. Cash and Cash Equivalents

Cash represents amounts deposited with a clearing broker and bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of September 30, 2009 and December 31, 2008, restricted cash totaled $13,753,520 and $3,269,154, respectively. Series J receives interest on all cash balances held by the clearing broker and bank at prevailing rates.

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

D. Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee and upfront sales commissions further discussed in Note 5) are allocated pro rata to the Class I Units and Class II Units monthly based on the units outstanding during the month. Class I Units are charged with the service fee applicable to such units. Distributions (other than redemptions of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not and does not presently intend to make any distributions.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,384,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through September 30, 2009.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2009, the Managing Owner has paid $1,736,953 in ongoing offering costs, of which $1,679,791 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2009, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,100,334 and $1,080,728, respectively. Of the $1,679,791, allocated to Series J, $599,062 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the nine months ended September 30, 2008, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

During the nine months ended September 30, 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

At September 30, 2009, of the $21,845 of offering cost payable listed on the condensed statement of financial condition, $0 is initial offering costs and $21,845 represents ongoing offering cost.

F. Interest Income

Interest income is recorded on an accrual basis.

Note 3. RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Management	$156,782	$146,326	$463,009	$386,416
General and administrative	42,937	27,605	125,107	94,210

	$199,719	$173,931	$588,116	$480,626

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. RELATED PARTIES (CONTINUED)

Expenses payable to the Managing Owner and its affiliates as of September 30, 2009 and December 31, 2008 were $42,937 and $23,455, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

Note 4. MANAGING OWNER

The Managing Owner conducts and manages the business of the Trust. As of September 30, 2009, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount not less than 1% of the net asset value of Series J.

The Managing Owner is paid a monthly management fee of  1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of the month.

Note 5. SERVICE FEES AND SALES COMMISSIONS

Through June 30, 2009, Series J paid a service fee with respect to Class I Units, monthly in arrears, equal to  1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Series J to the Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all commissions owing to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent received an ongoing monthly commission equal to  1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. Beginning July 1, 2009, Series J (rather than the Selling Agent) pays its service fee on Class I Units directly to the correspondent selling agents.

Class II Unitholders are not assessed service fees.

Starting July 1, 2009, Service fee – Class I Units disclosed on the condensed statements of operations represents the monthly  1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the  1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the three months ended September 30, 2009, the Service Fee – Class I Units on Series J’s condensed statement of operations is composed of the following:

Monthly 1/ 12 of 2% service fee calculated on all Class I Units	$550,315
Initial upfront 2% sales commission	82,748
Series J’s recapture of 1 /12 of 2% service fee on select Units	(28,883)

Total	$604,180

Series J will also pay the Selling Agent a monthly sales commission equal to  1/12th of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

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

B. Management and Incentive Fees

Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0% and 1.0%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% and 25%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For the nine months ended September 30, 2009 and 2008, incentive fees earned by the Trading Advisors were $2,415,412 and $3,726,905, respectively, of which $969,111 remains payable by Series J at September 30, 2009.

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

However, when Series J enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contracts at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series J to unlimited risk. In addition, as both a buyer and seller of options, Series J pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose Series J to potentially unlimited liability, and purchased options expose Series J to a risk of loss limited to the premiums paid.

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

Series J has entered into master netting agreements with its clearing brokers and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the condensed statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

At September 30, 2009 and December 31, 2008, such segregated assets totaled $85,636,405 and $90,283,908, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchant to secure assets of Series J related to foreign futures trading, which totaled $649,984 and $220,120 at September 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2009, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Class I		Class II
Per Unit Performance	Three months ended	Nine months ended	Three months ended	Nine months ended
(for a Unit outstanding throughout the entire period)	September 30, 2009		September 30, 2009

Net asset value per Unit at beginning of period	$125.23	$120.57	$129.48	$123.39

Income from operations:
Net realized and change in unrealized gain(1)	7.58	17.92	7.93	18.45
Interest income(1)	0.00	0.02	0.00	0.02
Interest expense(1)	0.00	0.00	0.00	0.00
Other expenses(1), (5)	(3.40)	(9.10)	(2.88)	(7.33)

Total income from operations	4.18	8.84	5.05	11.14

Offering costs(1), (5)	0.00	0.00	0.00	0.00

Net increase for the period	4.18	8.84	5.05	11.14

Net asset value per Unit at end of period	$129.41	$129.41	$134.53	$134.53

Total Return(4)
Total return before incentive fees	4.12%	9.32%	4.73%	11.02%
Incentive fees	(0.78)%	(1.99)%	(0.83)%	(1.99)%

Total return after incentive fees	3.34%	7.33%	3.90%	9.03%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3), (5)	(7.69)%	(7.32)%	(5.54)%	(5.17)%
Incentive fees(4)	(0.77)%	(1.98)%	(0.82)%	(1.96)%

Net investment loss after incentive fees	(8.46)%	(9.30)%	(6.36)%	(7.13)%

Interest income(3)	0.00%	0.02%	0.00%	0.02%

Incentive fees(4)	0.77%	1.98%	0.82%	1.96%
Interest expense(3)	0.01%	0.00%	0.01%	0.00%
Other expenses(3), (5)	7.68%	7.34%	5.53%	5.19%

Total expenses	8.46%	9.32%	6.36%	7.15%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Interest income per Unit, interest expense per Unit, other expenses per Unit and offering costs per Unit are calculated by dividing interest income, interest expense, other expenses and offering costs applicable to each class by the weighted average number of Units of each class outstanding during the period. Net realized and change in unrealized gain is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Annualized.
(4)	Not annualized.
(5)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months	Nine months	Three months	Nine months
Per Unit Performance	ended	ended	ended	ended
(for a Unit outstanding throughout the entire period)	September 30, 2008		September 30, 2008

Net asset value per Unit at beginning of period	$123.17	$105.40	$124.79	$105.76

Income (loss) from operations:
Net realized and change in unrealized gain (loss)(1)	(8.98)	16.64	(9.11)	16.37
Interest income(1)	0.74	1.50	0.75	1.62
Expenses(1), (5)	(2.24)	(10.72)	(1.66)	(8.88)

Total income (loss) from operations	(10.48)	7.42	(10.02)	9.11

Offering costs(1), (5)	0.00	(0.13)	0.00	(0.10)

Net increase (decrease) for the period	(10.48)	7.29	(10.02)	9.01

Net asset value per Unit at end of period	$112.69	$112.69	$114.77	$114.77

Total Return(4)
Total return before incentive fees	(8.33)%	10.66%	(7.86)%	11.94%
Incentive fees	(0.18)%	(3.74)%	(0.17)%	(3.42)%

Total return after incentive fees	(8.51)%	6.92%	(8.03)%	8.52%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3), (5)	(4.44)%	(5.68)%	(2.38)%	(3.69)%
Incentive fees(4)	(0.18)%	(3.74)%	(0.17)%	(3.42)%

Net investment loss after incentive fees	(4.62)%	(9.42)%	(2.55)%	(7.11)%

Interest income(3)	2.56%	1.74%	2.55%	1.84%

Incentive fees(4)	0.18%	3.74%	0.17%	3.42%
Other expenses(3), (5)	7.00%	7.42%	4.93%	5.53%

Total expenses	7.18%	11.16%	5.10%	8.95%

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. SUBSEQUENT EVENTS

The Managing Owner has evaluated events and transactions that occurred between September 30, 2009 and November 16, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2009 (“Third Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J. The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the financial statements for a further discussion).

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

Preferred has been the Managing Owner of Registrant since October 1, 2004. As of September 30, 2009, the Managing Owner and or its affiliates have purchased and maintained an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant.

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

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle”) and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred was the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures, forward and option contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated assets to a managed account managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program.

Registrant pays Graham a monthly management fee equal to  1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the New High Net Trading Profits achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the New High Net Profits achieved by Ortus with respect to the assets allocated to it. Registrant pays GLC a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of the assets allocated to GLC for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by GLC with respect to the assets allocated to it. Registrant pays Krom a monthly management fee equal to  1/12 of 2.0% (2.0% annually) of the assets allocated to Krom for trading and an incentive fee of 20% of the New High Net Trading Profits achieved by Krom with respect to the assets allocated to it. Registrant pays Crabel a monthly management fee equal to  1/12 of 1.0% (1.0% annually) of the assets allocated to Crabel for trading and an incentive fee of 25% of the New High Net Profits achieved by Crabel with respect to the assets allocated to it.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

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

Of its unrealized gains at September 30, 2009, $2,587,846 or 29.50% of Registrant’s investments are classified as Level 1 and $6,183,701 or 70.50% as Level 2. Of its unrealized gains (losses) at December 31, 2008, $660,900 or (61.37)% of Registrant’s investments are classified as Level 1 and $(1,737,730) or 161.37% as Level 2. There are no Level 3 investments on September 30, 2009 or December 31, 2008.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2.

Effective for the quarter ending June 30, 2009, Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on Registrant’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

Effective July 1, 2009, Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends Accounting Standards Codification (“ASC”) Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The Managing Owner is evaluating the impact of adopting ASU 2009-12 and its impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests” or “Unitholders”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2009 resulted in additional gross proceeds to Registrant of $126,807,910.

For Third Quarter 2009 and the nine months ended September 30, 2009 (“Year-To-Date 2009”), subscriptions of Limited Interests were $5,824,548 and $14,728,326, respectively. For Third Quarter 2008 and the nine months ended September 30, 2008 (“Year-To-Date 2008”), subscriptions of Limited Interests were $15,018,139 and $35,540,771 respectively.

For Third Quarter 2009 and Year-To-Date 2009, there were no subscriptions of General Interests. For Third Quarter 2008 and Year-To-Date 2008, subscriptions of General Interests were $136,000 and $311,039, respectively.

Interests in Registrant may be redeemed on a monthly basis, but if purchased prior to July 1, 2009, are subject to a redemption fee if redeemed within one year of the effective date of purchase for Class I shares. Redemptions of Limited Interests for Third Quarter 2009 and Year-To-Date 2009 were $6,482,241 and $20,535,358, respectively. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $2,745,152 and $5,278,224, respectively.

There were no redemptions of General Interests for Third Quarter 2009, Year-To-Date 2009, Third Quarter 2008 or Year-To-Date 2008.

At September 30, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 for a further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2009 and Third Quarter 2008:

Third Quarter 2009

The National Bureau of Economic Research is likely mark the third quarter of 2009 as the beginning of the recovery in the US economy. Gross Domestic Product data for the quarter will not be published until later in October, but based on other data released to date, it is clear that economic growth picked up nicely in the quarter. The stimulus packages made their full impact during the quarter and the cash-for-clunkers program gave a further boost to the economy. More importantly, the US housing market, which had been at the epicenter of the current downturn, showed tentative signs of building on the modest gains of the previous quarter, aided by the $8,000 first time homebuyer credit. The latest Case-Shiller Housing Index indicated that home prices and existing and new home sales both recorded decent gains during the quarter. However, the labor market remained in the doldrums. While the pace of job losses slowed, they continued at levels that almost matched the peak of the previous recession and the unemployment rate marched relentlessly up to 9.8%. The current downturn now ranks as the worst among all postwar recessions in terms of percentage job losses.

Despite the indications of economic recovery and the growing risk appetite, US Treasury yields rallied during the quarter on the back of weak and falling inflation figures, robust demand at auctions, and the Federal Reserve’s (the “Fed”) quantitative easing program. The 10-year yield fell to end the quarter at 3.31%. The Fed kept rates unchanged through the quarter. However, at its September meeting, the Federal Open Market Committee, while reiterating its support for near zero rate policy, offered a slightly hawkish nuance, reflecting the growing discomfort among the “hawks” at the Fed. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. As in the US, market participants feel that the worst appears to be over across the globe.

The US dollar experienced another losing quarter, with the Dollar Index declining approximately 4%. The increased appetite for risk and the growing global discomfort with the massive monetary and fiscal policy stimuli weighed on the dollar. The British pound was the only major currency to lose ground to the US dollar during the quarter, again reflecting the global unease with massive fiscal stimulus and quantitative easing. The euro finished the third quarter up approximately 4% on the dollar. More surprising was the near 7% gain in the Japanese yen, in a quarter in which risk assets surged and Japan’s economy remained weak in comparison to its developed market peers.

Coming on the heels of what was already the best quarter in over 10 years for the S&P 500, it was remarkable that the third quarter gain was as strong as the second quarter gain. In fact, the second and third quarter 2009 combined percentage change in the S&P 500 was the largest two quarter upswing since 1975 and the second largest in the entire postwar era. Financials led the way, but the rally was broad based. The gains in the other US indices were equally impressive, with the NASDAQ recording its largest two-quarter rise since the peak of the Dotcom Bubble in 2000. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 15%, 15% and 16%, respectively, for the quarter. The third quarter was even better for Europe, where the gains exceeded those in the previous quarter. The STOXX 600, a broad measure of European equities, rose approximately 18% during the quarter. The CAC, FTSE 100, and DAX closed the quarter with near 20% gains. Asian markets rose as well, but the performance was more mixed. While the Korean Kospi jumped 20% and the Hang Seng registered a solid 14% gain, the Nikkei only managed a modest 2% rise. The Australian All Ordinaries Index posted a 20% increase.

Crude oil had a basically flat quarter, ending the period up approximately 1%. Rising economic optimism and dollar weakness were offset by reports of plentiful crude inventory and continued soft demand. Natural gas surged approximately 26%, but the bottom line masks the drama during the quarter. Natural gas suffered an 18% decline in August and fell to a seven-year low in early September. However, it recovered sharply in September on the back of stronger economic data, lower-than-expected inventory reports, expectations of lower winter temperatures, and short covering. Heating oil ended the quarter with an approximate 5% gain. Reformulated gasoline had a weak quarter, declining approximately 9%, as demand recovery remained elusive.

As the economic recovery gained ground in the third quarter, incipient fears of soaring inflation down the road spurred the demand for gold even as flight-to-safety demand dwindled during the third quarter. The yellow metal posted an approximate 9% gain in the third quarter. Also, reserve diversification by China and others may well be supporting gold. Silver surged up approximately 22% with the twin engines of investment demand and industrial demand firing. Base metals witnessed overall gains across the board in the quarter as global industrial production, especially auto production, turned up smartly. Copper and zinc finished up the quarter with both realizing overall gains greater than 20%.

Pork bellies, which had suffered a collapse in the second quarter following the ban on US pork products emanating from H1N1 Influenza (Swine Flu) fears, recovered sharply in the third quarter, registering an approximate 50% increase as some countries lifted the ban. Cotton prices continued their upward march during the quarter, rising approximately 15%. Wheat and soybeans fell sharply as initial fears of bad weather did not pan out and the USDA planting reports indicated solid harvests. Soybeans, wheat and corn posted losses of 24%, 10%, and 1%, respectively. Sugar continued its parabolic rise in the third quarter, skyrocketing approximately 43% following a 32% surge in the second quarter. The worst drought in more than two decades in India, the world’s largest consumer of sugar and the biggest swing factor in global markets, propelled sugar to its highest level since 1981. Hopes of stronger consumer spending fueled by the global economic recovery lifted cocoa prices by over 25% in the quarter. Coffee also registered a solid quarter, gaining approximately 7%.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2009 and Third Quarter 2008 is presented below.

Third Quarter 2009

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, Japanese yen and Swiss franc. The majority of losses were experienced in the euro, Canadian and New Zealand dollars.

Energies: (-) Registrant experienced gains in Brent crude and gas oil. The majority of losses were experienced in crude, heating oil, reformulated gasoline and heating oil.

Grains: (+) Registrant experienced gains in wheat and corn. The majority of losses were experienced in soybeans, rapeseed and cotton.

Indices: (+) Registrant experienced a majority of its gains in the CAC, DAX, FTSE, Hang Seng, Nasdaq and S&P 500. Losses were incurred in the Nikkei.

Interest Rates: (-) Registrant experienced a majority of its gains in German Bobl, German Bonds and Japanese Government Bond. The majority of losses were experienced in Australian Bonds, German Bund, Euribor Liffe and US Treasuries.

Meats: (-) Registrant experienced losses in live cattle and hogs.

Metals: (+) Registrant experienced gains in gold, copper, aluminum and copper. Losses were incurred in nickel, palladium and tin.

Softs: (+) Registrant experienced gains in sugar, cocoa and coffee.

Third Quarter 2008

Currencies: (-) Registrant experienced a majority of its gains in the Canadian dollar, Swiss franc and Singapore dollar. The majority of losses were incurred in the Australian dollar, British pound and euro.

Energies: (-) Registrant experienced gains in crude oil and natural gas. Losses were incurred in brent crude, gas oil, gasoline and heating oil.

Grains: (-) Registrant experienced gains in cotton. The majority of losses were experienced in corn, wheat, soybeans and bean oil.

Indices: (+) Registrant experienced a majority of its gains in the Hang Seng, Nikkei and NASDAQ indices. The majority of losses were experienced in the S&P 500, DAX and Russell 2000.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasury Notes, German Bobl and Australian bonds. The majority of losses were experienced in Short Sterling, German Bund and London Gilts.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced gains in zinc and aluminum. The majority of losses were experienced in gold, silver, copper and lead.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest of Class I as of September 30, 2009 was $129.41, an increase of 7.33% from the December 31, 2008 Net Asset Value per Interest of $120.57 and an increase of 3.34% from the June 30, 2009 Net Asset Value per Interest of $125.23. The Net Asset Value per Interest of Class I as of September 30, 2008 was $112.69, an increase of 6.92% from the December 31, 2007 Net Asset Value per Interest of $105.40 and a decrease of 8.51% from the June 30, 2008 Net Asset Value per Interest of $123.17.

The Net Asset Value per Interest of Class II as of September 30, 2009 was $134.53, an increase of 9.03% from the December 31, 2008 Net Asset Value per Interest of $123.39 and an increase of 3.90% from the June 30, 2009 Net Asset Value per Interest of $129.48. The Net Asset Value per Interest of Class II as of September 30, 2008 was $114.77, an increase of 8.52% from the December 31, 2007 Net Asset Value per Interest of $105.76 and a decrease of 8.03% from the June 30, 2008 Net Asset Value per Interest of $124.79.

Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $7,543,000 and $17,972,000, respectively. Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(8,762,000) and $12,444,000, respectively.

Registrant’s average net asset level increased during Third Quarter 2009 and Year-To-Date 2009 in comparison to Third Quarter 2008 and Year-To-Date 2008 primarily due to positive trading performance and subscriptions. Registrant’s average net asset level increased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to the effect of additional subscriptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income during Third Quarter 2009 and Year-To-Date 2009 was approximately $0 and $21,000, respectively, a decrease of approximately $729,000 and $1,299,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to declining interest rates which more than offset the increases in average net asset levels discussed above. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $729,000 and $1,320,000, respectively, a decrease of approximately $72,000 and $1,105,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates which more than offset the increases in average net asset levels discussed above.

Commissions and other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $212,000 and $457,000, respectively, an increase of approximately $108,000 and $229,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Commissions and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $104,000 and $228,000, respectively, an increase of approximately $51,000 as compared to Third Quarter 2007 primarily due to increased average net asset levels discussed above and a decrease of approximately $13,000 as compared to Year-To-Date 2007, primarily due to the replacement in May 2007 of a futures based trading advisor (Bridgewater) with a foreign exchange based trading advisor (Ortus) that incurs lower trading costs.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the end of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors during Third Quarter 2009 and Year-To-Date 2009 were approximately $636,000 and $1,983,000, respectively, an increase of approximately $18,000 and $276,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to increased average net assets levels discussed above. Management fees to the Trading Advisors during Third Quarter 2008 and Year-To-Date 2008 were approximately $618,000 and $1,707,000, respectively, an increase of approximately $211,000 and $459,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during Third Quarter 2009 and Year-To-Date 2009 were approximately $157,000 and $463,000, respectively, an increase of approximately $11,000 and $77,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Management fees to the Managing Owner during Third Quarter 2008 and Year-To-Date 2008 were approximately $146,000 and $386,000, respectively, an increase of approximately $52,000 and $117,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreements) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $972,000 and $2,415,000, respectively. Incentive fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $200,000 and $3,727,000, respectively.

Through June 30, 2009, Registrant paid a service fee (“Service Fee”) with respect to Class I Units, monthly in arrears, equal to  1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all service fees owed to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to  1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. Beginning July 1, 2009, Registrant (rather than the Selling Agent) pays its Service Fee on Class I Units directly to the correspondent selling agents, who are entitled to receive from Registrant an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13 th month after the purchase of a Class I Unit, the correspondent selling agent will now receive directly from Registrant (rather than the Selling Agent) an ongoing monthly commission equal to  1/12 of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to  1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during the Third Quarter 2009 were approximately $604,000 and $314,000, respectively, an increase of approximately $97,000 and $21,000, respectively, as compared to Third Quarter 2008 and during Year-To-Date 2009 were approximately $1,725,000 and $926,000, respectively, an increase of approximately $364,000 and $153,000, respectively, as compared to

Year-To-Date 2008, primarily due to increased average net asset levels discussed above. Service Fees and Sales Commissions during the Third Quarter 2008 were approximately $507,000 and $293,000, respectively, an increase of approximately $156,000 and $105,000, respectively, as compared to Third Quarter 2007, and during Year-To-Date 2008 were approximately $1,361,000 and $773,000, respectively, an increase of approximately $352,000 and $235,000, respectively, as compared to Year-To-Date 2007, primarily due to increased average net asset levels discussed above.

Operating expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during Third Quarter 2009 and Year-To-Date 2009 were approximately $238,000 and $558,000, respectively. Operating expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $220,000 and $573,000, respectively.

Offering costs are advanced by the Managing Owner and subject to reimbursement by Registrant, subject to certain limitations. For a further discussion of these payments, see Registrant’s financial statements for the fiscal year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008. Offering costs reimbursed by Registrant to the Managing Owner during Third Quarter 2009 and Year-To-Date 2009 were approximately $155,000 and $376,000, respectively, an increase of approximately $124,000 as compared to Third Quarter 2008, primarily due to increased average net asset levels discussed above and a decrease of $139,000, as compared to Year-To-Date 2008, primarily due to a one-time accounting adjustment in April 2008 which more than offset the increase in average net asset levels discussed above. Offering costs reimbursed by Registrant to the Managing Owner during the Third Quarter 2008 and Year-To-Date 2008 were approximately $31,000 and $515,000, respectively, a decrease of approximately $63,000 as compared to Third Quarter 2007 due to changes in the accounting treatment and calculation of Offering costs further detailed in the Registrant’s notes to its financial statements and an increase of approximately $246,000 as compared to Year-To-Date 2007, primarily due to a one-time charge of approximately $307,000 to offering cost in April 2008 as a further result of changes to the Registrant’s accounting treatment of Offering costs.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2009 and December 31, 2008. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2009 and December 31, 2008, Registrant had total capitalizations of approximately $128 million and $124 million, respectively.

	September 30, 2009		December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$3,556,536	2.83%	$491,911	0.40%
Currencies	$9,230,684	7.35%	$5,897,741	4.74%
Commodities	$4,799,131	3.82%	$920,502	0.74%
Stock indices	$4,524,587	3.60%	$123,644	0.09%

Total	$22,110,938	17.60%	$7,433,798	5.97%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2009 and Year-To-Date 2009 based upon Registrant’s total average capitalization of approximately $125 million and $123 million, respectively.

	Third Quarter 2009		Year-To-Date 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,635,505	2.10%	$1,888,814	1.53%
Currencies	$8,271,401	6.59%	$6,679,452	5.41%
Commodities	$4,217,169	3.36%	$2,435,568	1.97%
Stock indices	$4,140,372	3.30%	$2,932,222	2.37%

Total	$19,264,447	15.35%	$13,936,056	11.28%

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

Based on average trading value at risk during the Third Quarter 2009, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2008. The increase was across all sectors in the Registrant. The largest increases were in the stock index, commodities, currencies and interest rate sectors, respectively.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2009, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Registrant’s Units are sold to persons who are accredited investors as the term is defined in Rule 501(a) of Regulation D. The aggregate proceeds of securities sold during Third Quarter 2009 was 39,857.577 Units amounting to $4,989,548 for Class I and 6,443.792 Units amounting to $835,000 for Class II.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.,
its managing owner

By:	/S/ KENNETH A. SHEWER	Date: November 16, 2009
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ DAVID K. SPOHR	Date: November 16, 2009
Name:	David K. Spohr
Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)