Form 10-K
period 2009-12-31
World Monitor Trust III - Series J
filed 2010-03-25
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of Registrant as specified in its charter)

Delaware	20-2446281
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 307-7000

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

The value of Unitholders’ Interests in the Registrant as of June 30, 2009 is $122,744,611

As of March 1, 2010 there were 1,099,737.0564 Unitholders’ Interests outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit herewith).

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Registrant’s Managing Owner, Preferred conducts and manages the business of the Registrant.

Preferred has been the Managing Owner of Registrant since October 1, 2004. As of December 31, 2009, the Managing Owner and or its affiliates have purchased and maintained an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant.

The Offering

Up to $281,250,000 Registrant, Class I; and $93,750,000 Registrant, Class II Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500. Effective December 1, 2008, the minimum initial investment for new subscribers is $25,000 ($10,000 for benefit plan investors (including IRAs)) and the minimum additional subscription amount for current investors, who are “accredited investors,” is $5,000.

Effective November 30, 2008, the Board of Directors of the Managing Owner the Registrant determined that, the Registrant’s units of beneficial interest are no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. Because the Registrant’s Units are available on a private placement basis, new subscriptions must be made by persons that are “accredited investors” as defined in Regulation D under the Securities Act of 1933. Current investors that are not “accredited investors” are not required to redeem their current Units, but are not able to purchase additional Units.

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

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle”) and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Preferred was the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures, forward and option contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Each Trading Vehicle had its own independent commodity trading advisor that made such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle Trading Systems Inc. (“Eagle”), respectively, ( collectively, the “Trading Vehicle Trading Advisors”) to make the trading decisions for each respective Trading Vehicle. Graham traded 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified Program at 150% Leverage, which was a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which was a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which was a technical, systematic, global macro program. The advisory agreements could have been terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Vehicle Trading Advisors.

G/J Trading Vehicle paid Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such Trading Vehicle’s Net Asset Value. H/J Trading Vehicle paid Bridgewater a monthly management fee equal to 1/12 of 3.0% (3.0% annually) of such Trading Vehicle’s Net Asset Value. I/J Trading Vehicle paid Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of such Trading Vehicle’s Net Asset Value. Each Trading Vehicle also paid the Trading Vehicle Trading Advisors an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable Advisory Agreement) generated by such Trading Vehicle. Incentive fees accrued monthly and were paid quarterly in arrears.

Effective May 1, 2007, Registrant withdrew as a member of the H/J Trading Vehicle and the I/J Trading Vehicle and re-allocated the assets to managed accounts in the name of Registrant. The assets that Registrant allocated to the I/J Trading Vehicle were re-allocated to a managed account managed by Eagle pursuant to its Momentum Program. The assets that Registrant withdrew from the H/J Trading Vehicle were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program. The H/J Trading Vehicle and I/J Trading Vehicle were dissolved effective as of April 30, 2007.

Effective December 31, 2007, Registrant withdrew as a member of the G/J Trading Vehicle and re-allocated assets to a managed account managed by Graham pursuant to its Global Diversified Program at 150% Leverage. The G/J Trading Vehicle was dissolved effective as of December 31, 2007.

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts noted above. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively with Eagle, Ortus and Graham, the “Trading Advisors”). Beginning July 1, 2009, the Registrant allocated approximately one-sixth of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly.

Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Ortus with respect to the assets allocated to it. Registrant pays GLC a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to GLC for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by GLC with respect to the assets allocated to it. Registrant pays Krom a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Krom for trading and an incentive fee of 20% of the “ New High Net Trading Profits” achieved by Krom with respect to the assets allocated to it. Registrant pays Crabel a monthly management fee equal to 1/12 of 1.0% (1.0% annually) of the assets allocated to Crabel for trading and an incentive fee of 25% of the “New High Net Trading Profits” achieved by Crabel with respect to the assets allocated to it.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as Registrant.

Registrant is an open-end fund, which solicits the sale of additional Limited Interests on a monthly basis until the maximum amount of Limited Interests being offered by Registrant have been sold. As such, Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that a Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 9 of Registrant’s 2009 Annual Report which is filed as an exhibit herewith.

Financial Information about Segments

Registrant’s business constitutes only one segment for financial reporting purposes. Registrant does not engage in the production or sale of any goods or services. The objective of Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about Registrant’s business, as of December 31, 2009, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

ITEM 1A.	RISK FACTORS

(1) You Should Not Rely on Past Performance

The commodity trading advisors selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisors’ or the Managing Owner’s performance record to date for predictive purposes. You should not assume that the Trading Advisors’ future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to the Trading Advisors’ or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Interests at different times, you may experience a loss on your Interest even though Registrant as a whole is profitable and even though other investors in Registrant experience a profit. The past performance of Registrant may not be representative of your investment experience in it.

Registrant has a limited operating history upon which to evaluate your investment. Although past performance is not necessarily indicative of future results, if Registrant had a material amount of performance history, such performance history might provide you with more information on which to evaluate an investment in Registrant. Because Registrant has no material performance history, you will have to make your decision to invest in Registrant without such information.

(2)	Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

(3)	Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause Registrant to Incur Substantial Losses

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisors’ trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to the Trading Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit the Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case.

(4)	High Leverage Embodied in Futures Trading May Exacerbate Losses

There is no limit on the amount of leverage that Registrant may use or that the Trading Advisors may use for Registrant. The low margin deposits normally required in futures trading (typically between 2% and 15% of the value of the contract purchased or sold) permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. A decrease of more than 10% would result in a loss of more than the total margin deposit and trigger a margin call. Thus, like other leveraged investments, any trade may result in losses in excess of the amount invested.

Futures margin differs in important ways from the term as used in the securities industry. Futures margin represents a good faith deposit made by both the buyer and seller of the futures contract that they will perform as required by the terms of the contract. In contrast, stock margin represents a borrowing from the broker to enable the buyer to pay the full price of his purchase on the settlement date. This borrowing necessitates the payment of interest at a rate that may rise if credit becomes tight or may compel the borrower to sell his or its investment prematurely if the lender experiences a financial crisis and can no longer extend credit. Neither of these risks occurs with futures margin which is typically not borrowed.

(5)	Trading in Options on Futures

Although successful options trading requires many of the same skills required for successful futures trading, the risks involved may be somewhat different. Options trading may be restricted in the event that trading in the underlying futures contract becomes restricted, and options trading may itself be illiquid at times, irrespective of the condition of the market in the underlying future, making it difficult to offset (i.e., liquidate) an option position. In addition, the purchaser of an option is subject to the risk of losing his entire premium. An option writer (or seller of the option) is subject to a potentially unlimited risk if he does not own the underlying future at the time he sells a call option and must purchase the future in a rising market if the option is exercised.

(6)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while Registrant trades unprofitably.

(7)	Market Conditions May Impair Profitability

The trading system used by the Trading Advisors are a technical, trend-following method. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of  the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(8)	Trading is Not Transparent

The trading decisions in respect of Registrant are made by the Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and Registrant’s trading results are reported to the Unitholders monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Unitholders.

(9)	Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interest contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisors may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

(10)	Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have occurred from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisors will be able to do so.

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which the Trading Advisors are expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

(11)	Systematic Trading Strategies May Incur Substantial Losses

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

(12)	Competition with Other Technical and Trend-Following Traders

The Trading Advisors’ trading systems incorporate technical analysis and trend-following, two trading methods that have gained increasing popularity among advisors. The significant growth in the number of such traders has translated into greater competition for the Trading Advisors in identifying and executing orders promptly to take advantage of profitable opportunities in the markets. Furthermore, the number of traders competing in the same market has the effect of decreasing the profit available in each trade as demand pushes up the price of a long contract and pushes down the price of a short contract.

(13)	Other Limitations on Technical Analysis

The profitability of technical analysis generally depends upon the accurate forecasting of major price moves or trends in prices. However, there is no assurance that trends will develop in the markets followed by the Trading Advisors or that they will be forecast accurately. Furthermore, on occasion fundamental rather than technical factors may drive prices. A strict reliance on technical analysis may cause the Trading Advisors to misperceive the factors motivating market behavior.

(14)	Non-Discretionary Versus Discretionary Systems

Certain programs of the Trading Advisors follow a primarily non-discretionary system. This means that trading signals are automatically generated by its models and, except in extreme situations, are followed to the letter. The Trading Advisors have found that the absence of discretion promotes greater consistency in performance and lessens the opportunity for less reliable anecdotal evidence and personal judgment to influence decision-making. In unusual market situations, the Trading Advisors reserve the right to deviate from its automatic system. This raises the possibility that the Trading Advisors may misinterpret when an unusual market situation has occurred and take actions that cause rather than prevent losses.

(15)	The Limits of a Research-Based System

A unique aspect of the Trading Advisor’s approach to trading is its heavy emphasis on research. Over half of its employees devote some or all of their time to identifying nuances in market patterns, rigorously testing hypotheses and refining models in order to give an edge to certain Trading Advisors’ trading system. However, research is generally linked to what has occurred in the past. To the extent a market deviates from its accustomed response to an event or the event itself is unusual, extreme or never before experienced by the market, the value of a research-based methodology will lessen. The clearest recent example is the subprime market fiasco beginning in mid-2007 which continues to produce an adverse impact on financial institutions and markets to a degree never before seen or even anticipated.

The constant evolution of markets represents a second factor influencing the benefits of a research-based system of trading. Unexpected price jumps have accompanied the transition from floor based to all-electronic markets. New contract rules and new market participants, both hedgers and speculators, have also impacted the way markets act and react. These changes are not easily discerned until an identifiable pattern forms. The Trading Advisors have concluded that the value of their research efforts far outweighs any limitations. However these limitations must be acknowledged.

(16)	The Limits of Risk Management Systems

A carefully designed and executed risk management system is critical to the success of any trading method. With this in mind, the Trading Advisors have approached the management of risk from many different perspectives. Nevertheless, risk management is not the same as eliminating risk. It is virtually impossible to eliminate risk whereas lowering risk may be possible in most situations. Accordingly, the Trading Advisors believe that they will continue to experience monthly, quarterly and even annual drawdowns despite their highly developed system of risk management.

(17)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Interests and Registrant may have no gains to offset your losses from other investments.

(18)	Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisors may engage in some or all of its trading on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

(19)	Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

In the event of the FCM’s, bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(20)	Default by Counterparty and Credit Risk Could Cause Substantial Losses

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

Registrant also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case Registrant could suffer significant losses on these contracts.

(21)	Possible FCM Failure

Under CFTC regulations, FCMs are required to maintain clients’ assets in a segregated account. If a Diversified Program client’s FCM fails to do so, the client may be subject to a risk of loss of Registrants on deposit with the client’s FCM in the event of its bankruptcy. In addition, under certain circumstances, such as the inability of another client of the FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of Registrants on deposit with the client’s FCM. In the case of any such bankruptcy or client loss, a client might recover, even in respect of property specifically traceable to the client, only a pro rata share of all property available for distribution to all of the FCM’s clients.

(22)	Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

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

(23)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

The Trading Advisors may trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers, or it may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

(24)	Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Registrant’s Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to the Trading Advisor based on the Trading Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include the Managing Owner’s management fee of 0.5% and the Trading Advisors’ management fees ranging from 1.0% to fee of 2.5%. In addition, Registrant is subject to incentive fees ranging from 20% to 25% of net profits on a cumulative high water mark basis. The Trading Advisors’ fees are based on a variety of factors, including the fees the Trading Advisor charges to other clients.

Registrant is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein. You may never achieve profits.

(25)	Reliance on the Trading Advisors to Trade Successfully

The Trading Advisors are responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisors may make, leverage used by the Trading Advisors in implementing its trading program, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by it to the Managing Owner. The Managing Owner can provide no assurance that the trading program employed by the Trading Advisors will be successful.

(26)	Increase in Assets Under Management May Affect Trading Decisions

The more equity the Trading Advisors manage, the more difficult it may be for the Trading Advisors to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Trading Advisors to modify trading decisions for Registrant that could have a detrimental effect on your investment.

(27)	You Cannot be Assured of the Trading Advisor’s Continued Services Which May Be Detrimental to Registrant

You cannot be assured that the Trading Advisors will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisors may require Registrant to pay higher fees in order to be able to retain the Trading Advisor. The Managing Owner may either terminate the Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Trading Advisors have the right to terminate the Trading Advisory Agreement in its discretion at any time for cause.

(28)	The LLC Operating Agreement Does Not Require the Managing Owner to Maintain a Particular Net Worth or Capital Account

The Operating Agreement does not require the Managing Owner to maintain a particular net worth or capital account. As such, investors may have limited recourse against the Managing Owner in certain circumstances.

(29)	Limited Ability to Liquidate Your Investment

There is no secondary market for the Interests. While the Interests may be redeemed, there are restrictions. For example, Interests may be redeemed only as of the close of business on the last business day of a calendar month provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

(30)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

Registrant is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisors, and various brokers. The Managing Owner, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to Registrant.

Registrant may be subject to certain conflicts with respect to its clearing broker, its futures broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

Selling agents will be entitled to ongoing compensation as a result of their clients holding Interests, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

(31)	Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders. Consequently, Unitholders will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Unitholders’ capital accounts must be paid in taxes by the Unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unit-holders will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks or bonds with comparable performance.

The performance information included in this Memorandum is presented exclusively on a pre-tax basis.

(32)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders may be required to treat the amount of incentive fees, management fees, and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

(33)	Taxation of Interest Income Irrespective of Trading Losses

The Unitholders’ capital accounts reflect the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers and cannot be used to offset any ordinary income in the case of a corporate Unitholder. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in its capital account equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unit-holders could result in such Unitholders having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests.

(34)	Possibility of a Tax Audit of Both Registrant and the Unitholders

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Investors are strongly urged to consult their own tax advisers and counsel with respect to the possible tax consequences to them of an investment in Registrant; such tax consequences may differ in respect of different investors.

(35)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on Registrant is impossible to predict, but could be substantial and adverse.

(36)	Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. No counsel has been appointed to represent you in connection with the offering of the Interests. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

(37)	Possibility of Termination of Registrant Before Expiration of its Stated Term

Registrant will be dissolved upon the insolvency, bankruptcy, dissolution or withdrawal of the Managing Owner, unless a substitute Managing Owner were obtained in accordance with the Operating Agreement. Additionally, the

Managing Owner has the authority to dissolve Registrant in its sole discretion. The occurrence of such an event could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. Additionally, if the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference from Note 1 of Registrant’s 2009 Annual Report to this section, which is filed as an exhibit hereto.

A significant secondary market for the Limited Units has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Units to the different Classes. However, Limited Units may be redeemed on a monthly basis. Redemptions are calculated based on Registrant’s then current Net Asset Value per Interest as of the close of business on the last business day of the month in which the redemption request is effected.

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2009.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000

November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$35,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22,000

There are no material restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 1, 2010, there were 2,440 holders of record owning 1,099,737 Interests, which include 10,561 General Units (Managing Owner Interests).

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Unitolders. Registrant has never declared a dividend and does not intend to do so in the future. Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2009.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant for the years ended December 31, 2009 to December 31, 2006 and the period December 1, 2005 to December 31, 2005. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 23 of Registrant’s 2009 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 31, 2005
Total revenues (including interest)	$15,624,205	$25,625,045	$13,165,144	$4,882,356	$(464,598)

Net income (loss)	$4,392,395	$12,929,558	$5,951,782	$120,705	$(800,564)

Net income (loss) per weighted average Interest – Class I	$4.11	$14.27	$7.98	$0.32	$(2.58)

Net income (loss) per weighted average Interest – Class II	$6.34	$13.95	$10.46	$(2.52)	$0.00

Total assets	$131,456,001	$132,391,342	$83,444,314	$72,720,132	$37,915,323

Net asset value per Interest- Class I	$124.69	$120.57	$105.40	$98.20	$97.38

Net asset value per Interest- Class II	$130.38	$123.39	$105.76	$96.71	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2009 Annual Report, attached hereto.

The valuation of Registrant’s investments that are not traded on a United States (“U.S”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains at December 31, 2009, $1,378,396 or 48.36 % of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $1,472,117 or 51.64% as Level 2. $660,900 or (61.37)% of Registrant’s unrealized gains (losses) at December 31, 2008 are classified as Level 1 and $(1,737,730) or 161.37 % as Level 2. There are no Level 3 investments at December 31, 2009 or 2008.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2 of Registrant’s 2009 Annual Report.

Effective for the quarter ending June 30, 2009, the Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Registrant’s financial statements.

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Interests”) and general units (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2009 resulted in additional gross proceeds to Registrant of $133,721,803.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2009

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2009 were $21,642,219 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2009 were $22,940,539 and $0, respectively.

Year Ended December 31, 2008

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2008 were $43,297,135 and $333,039, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2008 were $11,468,605 and $0, respectively.

Year Ended December 31, 2007

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2007 were $21,511,386 and $51,000, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2007 were $14,894,690 and $0, respectively.

Liquidity

At December 31, 2009, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 of Registrant’s 2009 Annual Report, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2009, 2008, and 2007:

Year Ended December 31, 2009

The year began amid a precipitous decline in global economic activity and a continued plunge in risk assets. However, an unprecedented, massive, concerted effort by policymakers around the world eventually took effect. The U.S. Federal Reserve (the “Fed”) vastly expanded its lender of last resort operations by accepting a wide range of collateral through its discount window as well as through a variety of programs designed at various secondary markets. Furthermore, the Fed embarked on a vast expansion of its balance sheet, also called quantitative easing, to pump excess reserves into the system. Meanwhile, the U.S. Treasury bailed out General Motors after already having taken over Fannie Mae and Freddie Mac in late 2008. The U.S. was not the only government stepping on the policy gas. Others followed suit, with varying degrees of stimuli. The UK was equally, if not more, aggressive than the U.S. The European Central Bank vastly expanded the scope of its operations. China launched a massive stimulus program consisting of a ramp up in infrastructure spending. Overall, the global monetary and fiscal stimuli were unprecedented in scale and scope. Eventually, the markets began to recognize that policymakers were unlikely to countenance a complete collapse of economic activity. The realization that the Great Depression Mark II would be avoided was enough to power the steepest rally since the 1930s.

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

After a stellar 2008, U.S. Treasuries turned out mediocre performance in 2009. While the two-year showed a small gain, Treasuries of maturities five years or greater gave up some ground. The losses in the five and ten-year were modest but the thirty-year lost approximately 14.9%. The Fed kept rates unchanged throughout the year as subdued inflation and still-high unemployment gave the Fed enough reason not to take its foot off the monetary pedal. Central banks in much of the advanced world maintained the status quo throughout the year. Australia was a notable exception, hiking rates three times late in the year in the face of strengthening demand for commodities, an improving labor market and a recovery in housing.

Currencies: The Dollar Index, which measures the U.S. dollar against a basket of currencies, started 2009 on a high note as the global risk aversion bolstered the demand for the dollar as a safe haven. However, as financial conditions stabilized, the dollar began to lose ground and the slump continued as the rally in risk assets gathered steam and eventually the economic recovery began to take hold. The dollar rallied smartly in December but still ended the year down approximately 5.2%. The greenback declined against all the major currencies, except the Japanese yen. The dollar’s largest declines came against the Australian, Canadian and New Zealand dollars as the recovery in commodities and rising interest rates boosted those currencies. The euro recorded a solid gain against the dollar, rising approximately 3.0%. Emerging market currencies by and large enjoyed solid gains.

Energies: Crude oil continued the downtrend early in year before hitting a trough in February. Thereafter, the Organization of the Petroleum Exporting Countries’ production cuts and increasing evidence of Chinese-led Asian inventory restocking demand bolstered crude. As the year progressed, stabilization in U.S. demand assisted in crude’s overall positive performance as well and crude ended the year up nearly 77.9%. Reformulated gasoline outperformed crude, rising approximately 103.6% as U.S. transportation demand stabilized and then increased. Heating oil posted a solid gain of approximately 50.7% as unusually cold weather toward year end helped boost gains. Cold weather helped natural gas as well, but not enough to prevent it from recording a loss for the year. In September, natural gas had slumped to a seven-year low amid rising production and surging inventories.

Indices: Global equity performance in 2009 was a welcome and stark contrast to that of 2008. The year started off poorly, with the S&P 500 hitting a twelve-year low. At that point, the forty-year total return on the index fell below that of the ten-year bond for the first time. However, unnoticed by many, the dividend yield on the S&P 500 had edged up past the ten-year yield, something that had not occurred since the mid 1950s. From that trough, stocks staged their largest rally since the 1930s, led by financials. For the year as a whole, the S&P 500, Dow Jones Industrial Average and the NASDAQ gained approximately 23.5%, 18.8% and 43.9%, respectively. In Europe, the DAX, CAC and FTSE experienced even larger rallies, posting gains of 23.9%, 22.3% and 25.0%, respectively. Of the three majors in Asia, the Kospi and the Hang Seng surged powerfully, rising 49.7% and 52.0%, respectively, while the Nikkei posted a respectable 19.0% gain. Australia and New Zealand witnessed sharp gains as well. Emerging economy stocks as whole had a V-shaped recovery, the MSCI Emerging Market Index rose 66.2% for the year.

Metals: Precious and base metals recorded impressive performance in 2009. While gold made headlines, copper actually led the way, gaining 138.5%, followed by zinc, which rose 111.9%. In fact, the entire base metals complex outperformed gold. Nickel and aluminum posted gains of 58.3% and 44.8%, respectively. Gold itself rose 24.0%, although a selloff in December took some shine off the yellow metal. Silver recorded a hefty 49.3% gain.

Agriculturals: Agricultural commodities had a mixed year and grains in general underperformed the rest of the commodity complex. For 2009, the S&P GSCI Grains Index posted a 10.3% loss, compared with the 13.5% gain for S&P GSCI overall. Wheat was the worst performer, not only within the grains complex but among major commodities as well, as it lost 11.3% for the year. Notwithstanding the gyrations caused by weather throughout the year, a wet spring delayed planting, a cool summer then slowed development of these crops, and finally a wet cold fall severely delayed harvesting. Ample production and storage overhang from 2008 weighed on wheat and on the grain sector. Corn and soybeans gained modestly, rising 1.8% and 6.9%, respectively. The recovery in biofuel demand helped support corn and soybeans. Live cattle increased 1.8% and hogs gained 7.8%.

Softs: Sugar was the star performer in 2009, recording a 128.2% gain and increasing to its highest level since 1980. Massive production shortfall in India, the world’s largest consumer of sugar and the second biggest producer, created the perfect condition for sugar’s meteoric rise. Coffee and cocoa recorded strong performance as well, rising 21.3% and 23.1%, respectively, as the global economic recovery and favorable fundamentals were supportive.

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

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the ECB, Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

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

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the ECB would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

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

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Fed’s resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

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

The BOJ raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of December 31, 2009, December 31, 2008 and December 31, 2007, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)

a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007.

Year Ended December 31, 2009

As of December 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	40.27%

Energies	5.46%

Grains	5.36%

Indices	26.49%

Interest Rates	11.58%

Meats	0.30%

Metals	7.04%

Tropicals	3.50%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2009 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, British pound, Mexican peso, South African rand and the Swiss franc. The majority of losses were incurred in Canadian dollar, euro and Japanese yen.

Energies: (+) Registrant experienced gains in natural gas, reformulated gasoline and crude oil. Losses were incurred in brent crude, gas oil and heating oil.

Grains: (-) Registrant experienced gains in corn, cotton and soybean meal. Losses were realized in wheat and soybeans.

Indices: (+) Registrant experienced a majority of its gains in the CAC, DAX, DJ Stoxx, FTSE, Hang Seng, Nasdaq, Nikkei, S&P 500 and Taiwan Index. The majority of losses were experienced in the Russell 2000 and Tokyo Stock Index.

Interest Rates: (-) Registrant experienced a majority of its gains in Australian bonds, Short sterling and Japanese Government Bonds. The majority of losses were experienced in the German bund and bobl, London Gilts and US Treasury Notes.

Meats: (-) Registrant experienced gains in live hogs. Losses were realized in live cattle.

Metals: (+) Registrant experienced a majority of its gains in gold, aluminum, copper, zinc and silver. Losses were realized in lead, tin and nickel.

Softs: (+) Registrant experienced gains in sugar and cocoa. Losses were realized in coffee.

Year Ended December 31, 2008

As of December 31, 2008, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	78.99%

Energies	1.44%

Grains	9.71%

Indices	1.66%

Interest Rates	6.59%

Metals	0.59%

Tropicals	1.02%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2008 were as follows:

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

Softs: (+) Registrant experienced gains in coffee and sugar. Losses were realized in cocoa.

Year Ended December 31, 2007

As of December 31, 2007, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation

Energies	8.24%

Grains	37.24%

Indices	45.84%

Metals	8.68%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2007 were as follows:

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

Results of Operations

Year Ended December 31, 2009

The Net Asset Value per Interest of Class I as of December 31, 2009 was $124.69, an increase of $4.12 from the December 31, 2008 Net Asset Value per Interest of $120.57.

The Net Asset Value per Interest of Class II as of December 31, 2009 was $130.38, an increase of $6.99 from the December 31, 2008 Net Asset Value per Interest of $123.39.

Registrant’s average net asset level for the year ended December 31, 2009 was approximately $123,720,000, an increase of approximately $17,836,000 as compared to the year ended December 31, 2008, primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the year ended December 31, 2009 was 3.42% and 5.66%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2009 were approximately $15,588,000.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income for the year ended December 31, 2009 was approximately $36,000, a decrease of approximately $1,306,000 as compared to the year ended December 31, 2008, primarily due to a decrease in interest rates which more than offset the increase in average net asset levels discussed above.

Commissions and other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2009 were approximately $706,000, an increase of approximately $417,000 as compared to the year ended December 31, 2008, primarily due to increased trading activity and an increase in average net asset levels discussed above.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the end of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors for the year ended December 31, 2009 were approximately $2,637,000, an increase of approximately $238,000 as compared to the year ended December 31, 2008, primarily due to an increase in average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner for the year ended December 31, 2009 were approximately $626,000, an increase of approximately $87,000 as compared to the year ended December 31, 2008, primarily due to an increase in average net asset levels discussed above.

Through June 30, 2009, Registrant paid a service fee (“Service Fee”) with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee was paid directly by Registrant to the selling agent, Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all service fees owed to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. Beginning July 1, 2009, Registrant (rather than the Selling Agent) pays its Service Fee on Class I Units directly to the correspondent selling agents, who are entitled to receive from Registrant an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent will now receive directly from Registrant (rather than the Selling Agent) an ongoing monthly commission equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions for the year ended December 31, 2009 were approximately $2,376,000 and $1,253,000, respectively. The increase of Service Fees and Sales Commissions was approximately $485,000 and $174,000, respectively, during 2009 as compared to 2008 primarily due to an increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2009 were approximately $2,478,000.

Operating expenses were approximately $721,000 for the year ended December 31, 2009. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners.

Offering costs were approximately $431,000 for the year ended December 31, 2009, a decrease of approximately $95,000 as compared to the year ended December 31, 2008, primarily due to a onetime accounting adjustment in April 1, 2008 which more than offset the increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrant, subject to certain limitations. For a further discussion of these payments, see Note 2 of Registrant’s 2009 Annual Report, attached hereto.

Year Ended December 31, 2008

The Net Asset Value per Interest of Class I as of December 31, 2008, was $120.57, an increase of $15.17 from the December 31, 2007 Net Asset Value per Interest of $105.4.

The Net Asset Value per Interest of Class II as of December 31, 2008, was $123.39, an increase of $17.63 from the December 31, 2007 Net Asset Value per Interest of $105.76

Registrant’s average net asset level for the year ended December 31, 2008 was approximately $105,884,000, an increase of approximately $33,187,000 as compared to the year ended December 31, 2007 primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the year ended December 31, 2008 was 14.39% and 16.67%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2008 were approximately $24,283,000.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income for the year ended December 31, 2008 was approximately $1,342,000, a decrease of approximately $1,711,000 as compared to the year ended December 31, 2007 primarily due to declining short-term interest rates which more than offset the increase in average net asset levels discussed above.

Commissions and other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2008 were approximately $289,000, a decrease of approximately $29,000 as compared to the year ended December 31, 2007 primarily due to the replacement in May 2007 of a futures based Trading Advisor (Bridgewater) with a foreign exchange based Trading Advisor (Ortus) that incurs lower trading costs.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the end of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors for the year ended December 31, 2008 were approximately $2,399,000, an increase of approximately $710,000 as compared to the year ended December 31, 2007, primarily due to an increase in average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner for the year ended December 31, 2008 were approximately $539,000, an increase of approximately $171,000 as compared to the year ended December 31, 2007 primarily due to an increase in average net asset levels discussed above.

For the years ended December 31, 2008 and 2007 Registrant paid a Service Fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee was paid directly by Registrant to the Selling Agent, an affiliate of the Managing Owner. The Selling Agent was responsible for paying all service fees owed to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly Sales Commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions for the year ended December 31, 2008 were approximately $1,891,000 and $1,079,000, respectively. The increases of Service Fees and Sales Commissions were approximately

$513,000 and $342,000 during 2008 as compared to 2007, primarily due to an increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2008 were approximately $5,318,000.

Operating expenses were approximately $763,000 for the year ended December 31, 2008. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners.

Offering costs were approximately $526,000 for the year ended December 31, 2008, an increase of approximately $158,000 as compared to the year ended December 31, 2007 primarily due to an increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrant, subject to certain limitations.

Year Ended December 31, 2007

The Net Asset Value per Interest of Class I as of December 31, 2007 was $105.40, an increase of $7.20 from the December 31, 2006 Net Asset Value per Interest of $98.20

The Net Asset Value per Interest of Class II as of December 31, 2007 was $105.76, an increase of $9.05 from the December 31, 2006 Net Asset Value per Interest of $96.71.

Registrant’s average net asset level for the year ended December 31, 2007 was approximately $72,697,000 an increase of approximately $18,042,000 as compared to the year ended December 31, 2006 primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the year ended December 31, 2007 was 7.33% and 9.36%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2007 were approximately $10,112,000.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates. Therefore, interest income varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income for the year ended December 31, 2007 was approximately $3,053,000, an increase of approximately $447,000 as compared to the year ended December 31, 2006, primarily due to an increase in average net asset levels discussed above.

Commissions and other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2007 were approximately $318,000, a decrease of approximately $42,000 as compared to the year ended December 31, 2006, primarily due to reduced trading costs.

Management fees to the Trading Advisors are calculated on the net assets in the managed accounts at the end of each month and, therefore, affected by monthly trading performance, contributions and redemptions. Management fees to the Trading Advisors for the year ended December 31, 2007 were approximately $1,689,000, an increase of approximately $262,000 as compared to the year ended December 31, 2006, primarily due to an increase in average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner for the year ended December 31, 2007 were approximately $368,000, an increase of approximately $85,000 as compared to the year ended December 31, 2006, primarily due to increased average net asset levels discussed above.

For the years ended December 31, 2007 and 2006, Registrant paid a Service Fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee was paid directly by Registrant to the Selling Agent, an affiliate of the Managing

Owner. The Selling Agent was responsible for paying all service fees owed to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly Sales Commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions for the year ended December 31, 2007 were approximately $1,378,000 and $737,000, respectively. The increases of Service Fees and Sales Commissions were approximately $273,000 and $170,000, respectively during 2007 as compared to 2006 primarily due to an increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2007 were approximately $2,186,000.

Operating expenses were approximately $537,000 for the year ended December 31, 2007. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners.

Offering costs were approximately $368,000 for the year ended December 31, 2007, an increase of approximately $83,000 as compared to the year ended December 31, 2006 primarily due to an increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrant, subject to certain limitations.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of Registrant’s 2009 Annual Report, attached hereto.

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

Registrant’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to Registrant’s mark-to-market accounting, any loss in the fair value of Registrant’s open positions is directly reflected in Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2009, and December 31, 2008. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2009 and December 31, 2008, Registrant had total capitalizations of approximately $128 million, and $124 million, respectively.

	December 31, 2009		December 31, 2008
Market Sector	Value Risk	% of Total Capitalization	Value Risk	% of Total Capitalization
Interest rates	$1,914,256	1.50%	$491,911	0.40%
Currencies	$6,656,831	5.22%	$5,897,741	4.74%
Commodities	$3,580,470	2.81%	$920,502	0.74%
Stock indices	$4,379,867	3.43%	$123,644	0.09%

Total	$16,531,425	12.96%	$7,433,798	5.97%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid market, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on trading value at risk during the year ended December 31, 2009, Registrant experienced an increase of 6.99% in its value at risk of 12.96%, relative to capitalization levels, as compared with the value at risk of 5.97% at December 31, 2008. The increase was a portfolio-wide occurrence. The value at risk in the stock sector increased the most, followed by increases in the commodities, interest rates and currency sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee broadly responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate a Trading Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

As of December 31, 2009, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Japanese yen, Australian dollars and Canadian dollar.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 22 of Registrant’s 2009 Annual Report, which is filed as an exhibit herewith.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:

Total revenues (including interest)	$(5,296,340)	$15,746,074	$7,543,376	$(2,368,905)

Total revenues (including interest) less commissions	$(5,399,855)	$15,604,610	$7,331,303	$(2,617,737)

Net income (loss)	$(7,364,532)	$12,198,117	$4,251,566	$(4,692,756)

Net income (loss) per weighted average Interest -Class I	$(7.24)	$12.02	$4.18	$(4.75)

Net income (loss) per weighted average Interest -Class II	$(6.81)	$12.90	$5.36	$(4.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:

Total revenues (including interest)	$13,219,469	$8,577,343	$(8,032,821)	$11,861,054

Total revenues (including interest) less commissions	$13,159,998	$8,513,418	$(8,137,042)	$11,799,904

Net income (loss)	$9,731,224	$5,022,938	$(10,151,423)	$8,326,819

Net income (loss) per weighted average Interest -Class I	$12.37	$5.69	$(10.42)	$7.93

Net income (loss) per weighted average Interest -Class II	$13.17	$6.41	$(10.02)	$8.91

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2009. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2009, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2009 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2009 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953) has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC (“Signature”, and formerly known as Kenmar Investment Adviser LLC), an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Shewer was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member of the Greenwich Roundtable.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm, and Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer and a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. She has been Senior Executive Vice President and COO of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995 and a principal, associated person and NFA associate member of KSEC since January 1, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Owner’s Investment Committee.

Ms. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of the Managing Owner since joining the Managing Owner is May 2001. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005, and a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001 has been a principal, associated person, branch manager and NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Owner’s Investment Committee.

Mr. Glasgow was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and a branch manager of Kenmar GIM Inc. from July 13, 2004 until February 24, 2007, an associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006, a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006 , a principal of Kenmar IA Corp., an investment management firm, from

May 4, 2004 until January 12, 2007, and, an associated person, NFA associate member and branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Mr. Lawrence S. Block (born 1967) has been Executive Vice President and General Counsel of the Managing Owner since January 2010 and has been a principal of the Managing Owner since March 17, 2005. He was Senior Vice President and General Counsel of the Managing Owner from March 2005 to December 2009. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel of KGIM LLC since its inception in October 2005 and a principal of KGIM LLC since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010 and Senior Vice President and General Counsel of Signature since its inception in October 2005. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005 and has been a principal of KSEC since March 17, 2005.

Mr. Block was a principal of Kenmar GIM Inc., an investment management firm, from March 17, 2005 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from March 17, 2005 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from March 17, 2005 until January 12, 2007.

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

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Owner since August 11, 2003. She has been Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker-dealer, since August 2003 and has been a principal of KSEC since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was a principal of Kenmar GIM Inc., an investment management firm, from August 11, 2003 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from August 11, 2003 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. David K. Spohr (born 1963) has been Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006 and has been a principal of the Managing Owner since May 7, 2007. He was Vice President and Director of Fund Administration of the Managing Owner from October 2005 to October 2006. Mr. Spohr has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration since October 2006 and has been a principal of KGIM LLC since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of ClariTy, an investment management firm, since November 2006, Vice President and Director of Fund administration since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial and Accounting Officer of the Trust.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been Senior Vice President and Director of Research of the Managing Owner since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation since October 1999. Ms. Rosenthal has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of the Managing Owner since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005 and associated person and NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been a principal of ClariTy since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been a principal, associated person and NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Owner’s Investment Committee.

Ms. Rosenthal was a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, an associated person and NFA associate member of Kenmar GIM Inc. from October 10, 2006 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960) has been a principal of the Managing Owner since February 6, 2007. He has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for manager selection and due diligence. Mr. Fell was a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007. Mr. Fell is a member of the Managing Owner’s Investment Committee.

From November 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management LLC and was an associated person and NFA associate member of Starview Capital Management LLC from May 21, 2004 until July 26, 2004, an associated person and NFA associate member of Starview Partners Ltd. from April 13, 2004 until July 26, 2004 and an associated person and NFA associate member of Lyra Capital LLC from May 10, 2004 until July 26, 2004. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Mr. James E. Purnell (1961) joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. Mr. Purnell’s registration as a principal of the Managing Owner, KGIM LLC and ClariTy is currently pending. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell is a Member of Registrant’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University. Prior to joining the Managing Owner, from November to December 2009, Mr. Purnell was unemployed. Previously from June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio. He graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Ms. Melissa Cohn (born 1960) has been a NFA associate member and an associated person of the Managing Owner since October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of the Managing Owner since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Owner in July 1988. Ms. Cohn has been a Managing Director and Senior Research Analyst of KGIM LLC, an investment management firm, since its inception in October 2005. Ms. Cohn is a member of the Managing Owner’s Investment Committee. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. Gordon Nicholson (born 1965) joined the Managing Owner in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Owner’s Investment Committee. Prior to joining the Managing Owner, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Ms. Jennifer S. Moros (born 1970) has been a principal of the Managing Owner since January 24, 2007. She has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Owner in January 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007 and has been a principal of KGIM LLC since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007 and has been a principal of KSEC since January 24, 2007. She was a principal of Kenmar GIM Inc., an investment management firm, from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm, from November 2004 until September 2005. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004, and was an associated person at Credit Suisse Securities USA LLC from July 28, 2004 until November 1, 2004, an associated person at Credit Suisse Asset Management LLC from June 18, 2003 until June 8, 2004, and an associated person at Credit Suisse Alternative Capital Inc. from June 7, 2004 until March 16, 2007. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, joined Kenmar Group in December 2007 and has been the Senior Vice President and Chief Technology Officer for the Managing Owner and KGIM LLC, an investment management firm, since December 2007 and ClariTy, an investment management firm, since its inception in May 2009. Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market. Mr. Coloccia graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Owner’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Ethics

The Managing Owner has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments Corp. serves as Managing Owner of Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Owner’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

Registrant does not itself have any officers, directors or employees. Registrant pays management fees to the Managing Owner. The managing officers of the Managing Owner are remunerated by the Managing Owner in their respective positions.

The managing officers receive no “other compensation” from Registrant. There are no compensation plans or arrangements relating to a change in control of either Registrant or the Managing Owner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 1, 2010, Preferred owns 10,561 General Interests. As of March 1, 2010, all of Preferred’s General Interests are owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of March 1, 2010, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman
	President & Co-Chief Executive
	900 King Street, Suite 100
	Rye Brook, New York 10573	10,561 General Interests (*)	100%

General Interests	Kenneth A. Shewer
	Chairman & Co-Chief Executive
	900 King Street, Suite 100
	Rye Brook, New York 10573	10,561 General Interests (*)	100%

General Interests	Esther E. Goodman
	Senior Executive Vice President &
	Chief Operating Officer
	900 King Street, Suite 100
	Rye Brook, New York 10573	10,561 General Interests (**)	100%

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

As of March 1, 2010, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interest of Series J, Class I issued by Registrant.

As of March 1, 2010, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interest of Series J, Class II issued by Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s Managing Owner. Registrant will pay to the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, and administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2009, 2008 and 2007, Registrant reimbursed the Managing Owner $161,378, $117,665 and $118,330, respectively, for services provided by the Managing Owner’s personnel on behalf of the Registrant.

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

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $133,000, $80,000 and $31,000 for 2009, 2008 and 2007, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $24,000 for 2007, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2009 totaled approximately $6,000. The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2009, 2008 and 2007 or by D&T for 2007.

(d) All Other Fees

The other fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for 2009 and 2008 totaled $0.

PART IV

			Page in Annual Report

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2009 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Eisner LLP	2

		Financial Statements:

		Statements of Financial Condition – December 31, 2009 and 2008	3

		Condensed Schedules of Investments – December 31, 2009 and 2008	4

		Statements of Operations – For the years ended December 31, 2009, 2008 and 2007	5

		Statements of Changes in Unitholders’ Capital – For the years ended December 31, 2009, 2008 and 2007	6

		Notes to Financial Statements	7 – 23

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

	3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (filed herewith)

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

	4.4	Form of Privacy Notices of the Managing Owner dated July 2009 (filed herewith)

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

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (the “Series”) as of December 31, 2009 and 2008, and the related statements of operations and changes in unitholder’s capital and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and the financial highlights are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Series is not required to have, nor were we engaged to perform, audits of the Series’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2009 and 2008, and the results of its operations and changes in its unitholder’s capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 23, 2010

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents (See Note 2)	$127,893,953	$131,724,537
Net unrealized gain on open futures contracts	1,378,396	660,900
Commodity options owned, at fair value (premiums paid $2,111,559 and $0 at December 31, 2009 and 2008, respectively)	2,183,652	0
Interest receivable	0	5,905

Total assets	$131,456,001	$132,391,342

LIABILITIES
Accrued expenses payable	$146,256	$90,163
Commissions payable	12,974	0
Interest payable	1,092	0
Trading advisor management fees payable	214,539	301,942
Incentive fees payable	62,430	1,590,799
Offering costs payable	12,990	2,258
Net unrealized loss on open forward contracts	701,135	1,737,730
Commodity options written, at fair value (premiums received $18,100 and $0 at December 31, 2009 and 2008, respectively)	10,400	0
Service fees payable (See Note 5)	209,582	0
Redemptions payable	735,148	3,832,492
Subscriptions received in advance	1,793,322	373,900

Total liabilities	3,899,868	7,929,284

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 895,406.461 and 893,067.142 Units outstanding at December 31, 2009 and 2008, respectively	111,649,834	107,680,197
Managing Owner’s Units – 0.000 and 9,467.578 Units outstanding at December 31, 2009 and 2008, respectively	0	1,141,538
Class II Units:
Unitholders’ Units – 111,441.024 and 125,313.352 Units outstanding at December 31, 2009 and 2008, respectively	14,529,426	15,462,954
Managing Owner’s Units – 10,560.643 and 1,437.417 Units outstanding at December 31, 2009 and 2008, respectively	1,376,873	177,369

Total unitholders’ capital (Net Asset Value)	127,556,133	124,462,058

Total liabilities and unitholders’ capital	$131,456,001	$132,391,342

NET ASSET VALUE PER UNIT
Class I	$124.69	$120.57

Class II	$130.38	$123.39

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2009 and 2008

	2009		2008
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	0.23%	$289,625	0.16%	$193,130
Currencies	0.00%	0	0.17%	212,493
Energy	0.18%	228,104	0.00%	0
Interest rates	(0.48)%	(605,606)	0.26%	325,215
Metals	4.68%	5,966,762	0.01%	13,911
Stock indices	0.50%	634,115	0.00%	0

Net unrealized gain on futures contracts purchased	5.11%	6,513,000	0.60%	744,749

Futures contracts sold:
Commodities	(0.07)%	(90,706)	(0.05)%	(61,677)
Currencies	0.18%	232,889	0.00%	1,625
Energy	(0.31)%	(392,930)	(0.01)%	(13,115)
Interest rates	0.14%	179,376	0.00%	(4,499)
Metals	(3.92)%	(5,002,295)	0.01%	13,881
Stock indices	(0.05)%	(60,938)	(0.02)%	(20,064)

Net unrealized loss on futures contracts sold	(4.03)%	(5,134,604)	(0.07)%	(83,849)

Net unrealized gain on open futures contracts	1.08%	$1,378,396	0.53%	$660,900

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.03%	$35,552	(1.19)%	$(1,472,511)

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.58)%	(736,687)	(0.21)%	(265,219)

Net unrealized loss on open forward contracts	(0.55)%	$(701,135)	(1.40)%	$(1,737,730)

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Purchased Options on Futures Contracts

Fair value on options purchased:
Commodities	0.33%	$423,237	0.00%	$0
Energy	1.36%	1,738,150	0.00%	0
Interest rates	0.02%	22,265	0.00%	0

Total commodity options owned, at fair value (premiums paid $2,111,559 and $0 at December 31, 2009 and 2008, respectively)	1.71%	$2,183,652	0.00%	$0

Written Options on Futures Contracts

Fair value on options written:
Commodities	0.00%	$(1,120)	0.00%	$0
Energy	(0.01)%	(9,280)	0.00%	0

Total commoditiy options written, at fair value (premiums received $18,100 and $0 at December 31, 2009 and 2008, respectively)	(0.01)%	$(10,400)	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
NET INCOME FROM SERIES OPERATIONS:
REVENUES
Realized	$13,754,032	$25,072,131	$8,038,227
Change in unrealized	1,833,884	(789,373)	(287,457)
Interest income	36,289	1,342,287	1,368,970

Total revenues	15,624,205	25,625,045	9,119,740

EXPENSES
Brokerage commissions	705,884	288,767	126,730
Interest expense	3,783	0	0
Management fees	626,481	539,433	368,478
Trading advisor management fees	2,637,134	2,398,844	684,074
Trading advisor incentive fees	2,477,883	5,317,704	1,303,998
Service fee – Class I Units (See Note 5)	2,376,335	1,891,394	1,377,784
Sales commission	1,252,962	1,078,866	736,957
Offering costs	430,727	417,411	0
Operating expenses	720,621	763,068	330,311

Total expenses	11,231,810	12,695,487	4,928,332

NET INCOME FROM SERIES OPERATIONS	4,392,395	12,929,558	4,191,408

NET INCOME ALLOCATED FROM TRADING VEHICLES:
REVENUES
Realized	0	0	4,340,986
Change in unrealized	0	0	(1,979,828)
Interest income	0	0	1,684,217

Total revenues	0	0	4,045,375

EXPENSES
Brokerage commissions	0	0	191,398
Advisor management fees	0	0	1,004,866
Advisor incentive fees	0	0	882,114
Operating expenses	0	0	206,622

Total expenses	0	0	2,285,000

NET INCOME ALLOCATED FROM TRADING VEHICLES	0	0	1,760,375

NET INCOME	$4,392,395	$12,929,558	$5,951,783

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income per weighted average Unitholder and Managing Owner Unit
Class I	$4.11	$14.27	$7.98

Class II	$6.34	$13.95	$10.46

Weighted average number of Units outstanding – Class I	883,415	800,954	683,925

Weighted average number of Units outstanding – Class II	119,456	107,386	47,434

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2009, 2008 and 2007

	Class I				Class II
	Unitholders		Managing Owner		Unitholders		Managing Owner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2006	644,120.100	$63,250,863	7,198.711	$706,894	33,473.100	$3,237,331	341.756	$33,053	685,133.666	$67,228,141

Additions	188,656.425	18,509,128	263.160	25,000	30,339.043	3,002,258	260.060	26,000	219,518.688	21,562,386

Offering costs		(340,696)		(3,750)		(23,782)		(250)		(368,478)

Redemptions	(141,512.371)	(13,950,109)	0.000	0	(6,075.440)	(601,062)	0.000	0	(147,587.811)	(14,551,171)

Transfers	(3,218.895)	(343,519)	0.000	0	0.000	0	0.000	0	(3,218.895)	(343,519)

Net income		5,397,143		58,368		491,428		4,844		5,951,783

Unitholders’ capital at December 31, 2007	688,045.259	72,522,810	7,461.871	786,512	57,736.703	6,106,173	601.816	63,647	753,845.649	79,479,142

Additions	285,924.506	33,452,938	2,005.707	235,241	83,554.340	9,844,197	835.601	97,798	372,320.154	43,630,174

Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)

Redemptions	(76,546.275)	(9,005,829)	0.000	0	(20,309.335)	(2,462,776)	0.000	0	(96,855.610)	(11,468,605)

Transfers	(4,356.348)	(502,920)	0.000	0	4,331.644	502,920	0.000	0	(24.704)	0

Net income		11,310,453		120,834		1,482,240		16,031		12,929,558

Unitholders’ capital at December 31, 2008	893,067.142	107,680,197	9,467.578	1,141,538	125,313.352	15,462,954	1,437.417	177,369	1,029,285.489	124,462,058

Additions	160,931.493	19,717,335	0.000	0	14,869.308	1,924,884	0.000	0	175,800.801	21,642,219

Redemptions	(158,592.174)	(19,333,355)	0.000	0	(28,741.636)	(3,607,184)	0.000	0	(187,333.810)	(22,940,539)

Transfers	0.000	0	(9,467.578)	(1,190,639)	0.000	0	9,123.226	1,190,639	(344.352)	0

Net income		3,585,657		49,101		748,772		8,865		4,392,395

Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. Effective March 31, 2007, Series H and Series I were no longer offered and on April 30, 2007 Series H and Series I were dissolved. Effective December 31, 2007, Series G was no longer offered and was dissolved. Series J will continue to exist unless terminated pursuant to the provisions of Article XIII of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Series J is December 31.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Preferred conducts and manages the business of the Trust and each Series.

Each Series is initially divided into two classes: Class I Units and Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

Effective December 1, 2005, Series J allocated its net assets equally to WMT III Series G/J Trading Vehicle LLC (whose sole members were Series G and Series J) (the “Company”), WMT III Series H/J Trading Vehicle LLC (whose sole members were Series H, Series J and Futures Strategic Trust) and WMT III Series I/J Trading Vehicle LLC (whose sole members were Series I and Series J) (all three of which are collectively, the “Trading Vehicles”) and received a Voting Membership Interest in each Trading Vehicle. The Trading Vehicles were each formed to function as aggregate trading vehicles. Preferred is the Managing Owner of Futures Strategic Trust and was delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles were established for the speculative trading of futures contracts, options on futures contracts and forward currency contracts.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

On April 30, 2007, WMT III Series H/J Trading Vehicle LLC and WMT III Series I/J Trading Vehicle LLC (collectively, the “Terminated Trading Vehicles”) liquidated and ceased trading operations, leaving the Company as the only remaining trading vehicle investment for Series J. Effective May 1, 2007, Series J re-allocated assets previously held in the Terminated Trading Vehicles to managed accounts in the name of Series J. The assets that Series J allocated to WMT III Series I/J Trading Vehicle LLC were re-allocated to managed accounts to be managed by Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program. The assets that Series J allocated to WMT III Series H/J Trading Vehicle LLC were re-allocated to a managed account managed by Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program.

Effective December 31, 2007, the Company and Series G were dissolved. Following the Company’s liquidation, Series J re-allocated its assets previously invested in the Company to a managed account managed by the Company’s Trading Advisor, Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% Leverage.

The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Sections II, III and IV of these financial statements and should be read in conjunction with Series J’s financial statements.

From January 1, 2008 through June 30, 2009, Series J allocated its assets to the three managed accounts noted above. Effective July 1, 2009, Series J entered into trading agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively with Eagle, Ortus and Graham, the “Trading Advisors”). Beginning July 1, 2009, Series J allocated approximately one-sixth of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly.

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

December 31, 2009

Note 1.	ORGANIZATION (CONTINUED)

C.	The Offering

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Units are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

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

December 31, 2009

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

F.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding investors’ units.

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

Commodity futures, options and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such year.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on December 31, 2009 or 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,378,396	$0	$0	$1,378,396
Commodity options owned, at fair value	$0	$2,183,652	$0	$2,183,652

Liabilities:
Net unrealized loss on open forward contracts	$0	$(701,135)	$0	$(701,135)
Commodity options written, at fair value	$0	$(10,400)	$0	$(10,400)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$660,900	$0	$0	$660,900

Liabilities:
Net unrealized loss on open forward contracts	$0	$(1,737,730)	$0	$(1,737,730)

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset is determined when the market for that financial asset is inactive. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Series J adopted the guidance effective January 1, 2009. As required, Series J also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on Series J’s financial statements.

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

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of December 31, 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the year ended December 31, 2009 is as follows:

Type of Instrument	Trading Revenue for the Year Ended December 31, 2009
Commodities Contracts	$812,906
Currencies Contracts	2,211,059
Energy Contracts	103,117
Interest Rate Contracts	(3,337,376)
Metals Contracts	6,519,462
Stock Indices Contracts	7,537,070
Forward Currency Contracts	5,474,679
Purchased Options on Futures Contracts	(3,778,627)
Written Options on Futures Contracts	45,626

Total	$15,587,916

Line item in Statement of Operations

Realized	$13,754,032
Change in unrealized	1,833,884

Total	$15,587,916

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

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

Effective July 1, 2009, Series J adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact of Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2009 and 2008, restricted cash totaled $9,367,166 and $3,269,154, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

D.	Income Taxes

Series J is treated as a partnership for Federal income tax purposes. As such, Series J is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. Series J may be subject to other state and local taxes in jurisdictions in which it operates.

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

E.	Investments in Trading Vehicles

The investments in the Trading Vehicles were reported by Series J at fair value. Fair value ordinarily is the value determined for the Trading Vehicles in accordance with the Trading Vehicles’ valuation policies and reported at the time of Series J’s valuation by the management of the Trading Vehicles. Generally, the fair value of Series J’s investment in a Trading Vehicle represented the amount that Series J could reasonably expect to receive from the Trading Vehicle if Series J’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series J believed to be reliable.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Investments in Trading Vehicles (Continued)

Series J recorded its proportionate share of each item of income and expense from the investment in the Trading Vehicles in the statement of operations. Through its investment in the Trading Vehicles, Series J paid its proportionate share of annual management fees (2.5%, 3.0% and 2.0% for Trading Vehicles G/J, H/J and I/J, respectively) and incentive fees (20% of New High Net Trading Profits as defined in the Advisory Agreements for the Trading Vehicles). Incentive fees were accrued monthly and paid quarterly in arrears. The accounting policies, including valuation policies, of the Trading Vehicles are contained in the notes to each Trading Vehicle’s financial statements included in Sections II, III and IV respectively, of these financial statements.

F.	Profit and Loss Allocations and Distributions

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

G.	Organization and Offering Costs

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Organization and Offering Costs (Continued)

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,304,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through December 31, 2009.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2009, the Managing Owner has paid $1,791,343 in ongoing offering costs, of which $1,734,181 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2009, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,154,724 and $1,135,118, respectively. Of the ongoing offering costs, of $1,135,118, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2008 and 2007, Series J’s allocable portion of organization and initial and ongoing offering costs exceeded 0.50% per annum of the Net Asset Value of Series J and, as such, Series J was only liable to the Managing Owner up to the 0.50% per annum limitation.

During the year ended December 31, 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Organization and Offering Costs (Continued)

For the three months ended March 31, 2008 and for the year ended December 31, 2007, Series J charged the amount reimbursable to Preferred for organizational and initial offering costs as a charge against capital monthly based upon the limitation noted above. Moreover, because Series J did not reimburse Preferred for ongoing offering costs, ongoing offering costs were neither charged against capital nor against expense. Generally accepted accounting principles provide that (a) organization costs should have been expensed as incurred and a liability for their reimbursement recorded, (b) a liability and deferred asset should have been recorded on December 1, 2005 (date of commencement of investment operations) for the amount of initial offering costs estimated to be reimbursed to Preferred, (c) such deferred asset should have been amortized to expense over a twelve month period (from the date of commencement of investment operations through November 30, 2006) on a straight line basis, (d) such estimated liability should have been reviewed and adjusted on a periodic basis through the end of the repayment period for initial offering costs which ends on November 30, 2008, (e) the liability should have been reduced as Series J reimbursed Preferred for initial offering costs and (f) ongoing offering costs should have been expensed and recorded as a liability as incurred.

Series J has evaluated the difference in accounting methods and concluded that the impact was not material to Series J’s financial statements. Effective April 1, 2008, Series J recorded a liability and expense for the remaining initial costs expected to be reimbursed and expensed any additional ongoing costs as incurred in the statement of operations and recorded a corresponding liability in the statement of financial condition.

At December 31, 2009, of the $12,990 of offering cost payable listed on the statement of financial condition, $0 is initial offering costs and $12,990 represents ongoing offering cost.

H.	Interest Income

Interest income is recorded on an accrual basis. During the years ended December 31, 2009, 2008 and 2007, interest income consisted of interest earned in the Trading Vehicles and/or in Series J.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Management	$626,481	$539,433	$368,478
Operating expenses	161,378	117,665	118,330

	$787,859	$657,098	$486,808

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 3.	RELATED PARTIES (CONTINUED)

Expenses payable to the Managing Owner and its affiliates as of December 31, 2009 and 2008 were $36,271 and $23,455, respectively. Such amounts are included in accrued expenses payable on the statements of financial condition.

Note 4.	MANAGING OWNER

As of December 31, 2009, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount not less than 1% of the net asset value of Series J.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of the month.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Through June 30, 2009, Series J paid a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Series J to Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all commissions owing to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent received an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. Beginning July 1, 2009, Series J (rather than the Selling Agent) pays its service fee on Class I Units directly to the correspondent selling agents.

Class II Unitholders are not assessed service fees.

Starting July 1, 2009, Service fee – Class I Units disclosed on the statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission. Of the $2,376,335 of Service fee – Class I Units disclosed on the statement of operations for the year ended December 31, 2009, $1,299,192 represents the Service fee – Class I Units paid directly by Series J to the correspondent selling agents starting July 1, 2009.

For the six months ended December 31, 2009, the $1,299,192 of Service Fee – Class I Units is composed of the following:

Monthly 1/12 of 2% service fee calculated on all Class I Units	$1,121,089
Initial upfront 2% sales commission	258,838
Series J’s recapture of 1/12 of 2% service fee on select Units	(80,735)

Total	$1,299,192

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

Service fees payable of $209,582 as of December 31, 2009 on the statement of financial condition represents $173,716 of the 1/12 of 2% service fee payable, net of Series J’s recapture, and the 2% upfront sales commission payable of $35,866.

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

Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0% and 1.0%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% and 25%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For the years ended December 31, 2009, 2008 and 2007, incentive fees earned by the Trading Advisors and/or by advisors through Series J’s investments in the Trading Vehicles were $2,477,883, $5,317,704 and $2,186,112, respectively, of which $62,430 and $1,590,799 remain payable by Series J at December 31, 2009 and 2008, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

Summarized information for these investments are as follows:

	Net Asset Value December 31, 2006	Investments	Income (Loss)	Redemptions	Net Asset Value December 31, 2007
WMT III Series G/J Trading Vehicle LLC	$23,263,074	$5,457,898	$4,356,090	$(33,077,062)	$0
WMT III Series H/J Trading Vehicle LLC	22,215,588	3,322,456	(184,299)	(25,353,745)	0
WMT III Series I/J Trading Vehicle LLC	23,990,192	3,322,456	(2,411,416)	(24,901,232)	0

	$69,468,854	$12,102,810	$1,760,375	$(83,332,039)	$0

Series J’s proportionate share of the income and expenses of the Trading Vehicles for the year ended December 31, 2007 is as follows:

2007*	WMT III Series G/J Trading Vehicle LLC	WMT III Series H/J Trading Vehicle LLC	WMT III Series I/J Trading Vehicle LLC	Total
Realized trading gains (losses)	$5,895,765	$272,436	$(1,827,215)	$4,340,986
Change in unrealized trading gains (losses)	(822,590)	(497,525)	(659,713)	(1,979,828)
Brokerage commissions	(104,554)	(23,143)	(63,701)	(191,398)
Interest income	986,549	339,975	357,693	1,684,217
Incentive fees	(882,114)	0	0	(882,114)
Management fee	(631,411)	(217,947)	(155,508)	(1,004,866)
Operating expenses	(85,555)	(58,095)	(62,972)	(206,622)

	$4,356,090	$(184,299)	$(2,411,416)	$1,760,375

*	Through April 30, 2007 (date of liquidation) for the Terminated Trading Vehicles and December 31, 2007 for the Company.

Prior to the liquidation of the Trading Vehicles, Series J was able to make additional contributions to or redemptions from, the Trading Vehicles on a monthly basis.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

December 31, 2009

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

Series J has entered into master netting agreements with its clearing brokers and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

Series J’s futures commission merchants, in accepting orders for the purchase or sale of domestic futures contracts, are required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and are not allowed to commingle such assets with its other assets.

At December 31, 2009 and 2008, such segregated assets totaled $20,316,765 and $90,283,908, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $3,135,943 and $220,120 at December 31, 2009 and 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2009, all of Series J’s open futures contracts mature within eighteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2009	2008	2007	2009	2008	2007
Per Unit Performance (for a Unit outstanding throughout the entire year)

Net asset value per Unit, beginning of the year	$120.57	$105.40	$98.20	$123.39	$105.76	$96.71

Income from operations(3) :
Net realized and change in unrealized gain(1)	15.56	28.06	13.51	16.03	28.19	13.49
Interest income(1)	0.04	1.47	4.18	0.03	1.54	4.11
Interest expense(1)	0.00	0.00	0.00	0.00	0.00	0.00
Other expenses(1), (4)	(11.48)	(14.24)	(9.99)	(9.07)	(12.01)	(8.04)

Total income from operations	4.12	15.29	7.70	6.99	17.72	9.56

Offering costs(1), (4)	0.00	(0.12)	(0.50)	0.00	(0.09)	(0.51)

Net increase for the year	4.12	15.17	7.20	6.99	17.63	9.05

Net asset value per Unit, end of the year	$124.69	$120.57	$105.40	$130.38	$123.39	$105.76

Total Return

Total return before incentive fees	5.46%	19.44%	10.33%	7.70%	21.50%	12.47%
Incentive fees	(2.04)%	(5.05)%	(3.00)%	(2.04)%	(4.83)%	(3.11)%

Total return after incentive fees	3.42%	14.39%	7.33%	5.66%	16.67%	9.36%

Supplemental Data

Ratios to average net asset value(3) :

Net investment loss before incentive fees(2), (4)	(7.31)%	(5.93)%	(2.85)%	(5.13)%	(4.01)%	(0.85)%
Incentive fees	(2.01)%	(5.05)%	(3.00)%	(1.98)%	(4.83)%	(3.11)%

Net investment loss after incentive fees	(9.32)%	(10.98)%	(5.85)%	(7.11)%	(8.84)%	(3.96)%

Interest income	0.03%	1.26%	4.20%	0.02%	1.30%	4.13%

Incentive fees	2.01%	5.05%	3.00%	1.98%	4.83%	3.11%
Interest expense	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	7.34%	7.19%	7.05%	5.15%	5.31%	4.98%

Total expenses	9.35%	12.24%	10.05%	7.13%	10.14%	8.09%

Total returns are calculated based on the change in value of a Unit during the year. An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Interest income per Unit, interest expense per Unit, other expenses per Unit and offering costs per Unit are calculated by dividing interest income, interest expense, other expenses and offering costs applicable to each class by the weighted average number of Units of each class outstanding during the year. Net realized and change in unrealized gain is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series J’s proportionate share of income and expenses from WMT III Series G/J, H/J and I/J Trading Vehicles LLC through December 31, 2007.
(4)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.

Note 11.	SUBSEQUENT EVENTS

From January 1, 2010 through March 23, 2010, there were subscriptions and redemptions of $8,967,402 and $790,423, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2010.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 25, 2010.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date: March 25, 2010
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)