Form 10-Q
period 2010-03-31
World Monitor Trust III - Series J
filed 2010-05-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

FINANCIAL STATEMENTS

March 31, 2010

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$134,366,863	$127,893,953
Net unrealized gain on open futures contracts	1,814,161	1,378,396
Commodity options owned, at fair value (premiums paid $1,426,789 and $2,111,559 at March 31, 2010 and December 31, 2009, respectively)	1,345,156	2,183,652
Net unrealized gain on open forward contracts	1,048,300	0

Total assets	$138,574,480	$131,456,001

LIABILITIES
Accrued expenses payable	$173,083	$146,256
Commissions payable	7,837	12,974
Interest payable	159	1,092
Trading advisor management fees payable	223,277	214,539
Trading advisor incentive fees payable	256,855	62,430
Offering costs payable	8,857	12,990
Net unrealized loss on open forward contracts	0	701,135
Commodity options written, at fair value (premiums received $17,250 and $18,100 at March 31, 2010 and December 31, 2009, respectively)	13,500	10,400
Service fees payable	150,922	209,582
Redemptions payable	1,373,718	735,148
Subscriptions received in advance	2,919,930	1,793,322

Total liabilities	5,128,138	3,899,868

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 962,539.708 and 895,406.461 Units outstanding at March 31, 2010 and December 31, 2009, respectively	117,287,279	111,649,834
Managing Owner’s Units – none and none outstanding at March 31, 2010 and December 31, 2009 respectively
Class II Units:
Unitholders’ Units – 115,496.224 and 111,441.024 Units outstanding at March 31, 2010 and December 31, 2009, respectively	14,805,308	14,529,426
Managing Owner’s Units – 10,560.643 and 10,560.643 Units outstanding at March 31, 2010 and December 31, 2009, respectively	1,353,755	1,376,873

Total unitholders’ capital (Net Asset Value)	133,446,342	127,556,133

Total liabilities and unitholders’ capital	$138,574,480	$131,456,001

NET ASSET VALUE PER UNIT
Class I	$121.85	$124.69

Class II	$128.19	$130.38

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net as a % of Unrealized Gain (Loss)	Net Unrealized Gain (Loss) Net Unitholders’ Capital	Net as a % of Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	(0.15)%	$(201,951)	0.23%	$289,625
Currencies	0.04%	53,445	0.00%	0
Energy	0.19%	255,139	0.18%	228,104
Interest rates	0.13%	173,022	(0.48)%	(605,606)
Metals	3.72%	4,960,748	4.68%	5,966,762
Stock indices	0.55%	736,311	0.50%	634,115

Net unrealized gain on futures contracts purchased	4.48%	5,976,714	5.11%	6,513,000

Futures contracts sold:
Commodities	0.25%	336,701	(0.07)%	(90,706)
Currencies	(0.02)%	(20,463)	0.18%	232,889
Energy	0.41%	544,710	(0.31)%	(392,930)
Interest rates	0.00%	4,521	0.14%	179,376
Metals	(3.76)%	(5,025,882)	(3.92)%	(5,002,295)
Stock indices	0.00%	(2,140)	(0.05)%	(60,938)

Net unrealized loss on futures contracts sold	(3.12)%	(4,162,553)	(4.03)%	(5,134,604)

Net unrealized gain on open futures contracts	1.36%	$1,814,161	1.08%	$1,378,396

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.45%	$597,117	0.03%	$35,552

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.34%	451,183	(0.58)%	(736,687)

Net unrealized gain (loss) on open forward contracts	0.79%	$1,048,300	(0.55)%	$(701,135)

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Purchased Options on Futures Contracts

Fair value on options purchased:
Commodities	0.24%	$326,406	0.33%	$423,237
Energy	0.56%	736,321	1.36%	1,738,150
Interest rates	0.00%	0	0.02%	22,265
Metals	0.21%	282,429	0.00%	0

Total commodity options owned, at fair value (premiums paid $1,426,789 and $2,111,559 at March 31, 2010 and December 31, 2009, respectively)	1.01%	$1,345,156	1.71%	$2,183,652

Written Options on Futures Contracts

Fair value on options written:
Commodities	0.00%	$0	0.00%	$(1,120)
Energy	(0.01)%	(13,500)	(0.01)%	(9,280)

Total commodity options written, at fair value (premiums received $17,250 and $18,100 at March 31, 2010 and December 31, 2009, respectively)	(0.01)%	$(13,500)	(0.01)%	$(10,400)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUES
Realized	$(2,253,236)	$(6,387,301)
Change in unrealized	2,027,524	1,071,032
Interest income	20,465	19,929

Total losses	(205,247)	(5,296,340)

EXPENSES
Brokerage commissions	233,713	103,515
Management fees	163,554	155,069
Advisor management fees	650,677	667,607
Advisor incentive fees	256,855	2,324
Service fees – Class I Units (See Note 5)	692,742	543,276
Sales commission	327,108	310,139
Offering costs	20,381	128,413
Operating expenses	166,978	157,849

Total expenses	2,512,008	2,068,192

NET LOSS	$(2,717,255)	$(7,364,532)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average Unitholder and Managing Owner Unit
Class I	$(2.64)	$(7.24)

Class II	$(2.08)	$(6.81)

Weighted average number of Units outstanding – Class I	932,611	900,096

Weighted average number of Units outstanding – Class II	124,307	124,111

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2010

Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133

Additions	83,158.137	10,038,124	0.000	0	5,721.795	722,600	0.000	0	88,879.932	10,760,724

Redemptions	(16,024.890)	(1,941,691)	0.000	0	(1,666.595)	(211,569)	0.000	0	(17,691.485)	(2,153,260)

Net loss		(2,458,988)		0		(235,149)		(23,118)		(2,717,255)

Unitholders’ capital at March 31, 2010	962,539.708	$117,287,279	0.000	$0	115,496.224	$14,805,308	10,560.643	$1,353,755	1,088,596.575	$133,446,342

Three Months Ended March 31, 2009

Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058

Additions	35,440.864	4,207,634	0.000	0	862.214	105,000	0.000	0	36,303.078	4,312,634

Redemptions	(44,222.424)	(5,130,135)	0.000	0	(8,978.088)	(1,058,663)	0.000	0	(53,200.512)	(6,188,798)

Net loss		(6,451,584)		(67,614)		(835,671)		(9,663)		(7,364,532)

Unitholders’ capital at March 31, 2009	884,285.582	$100,306,112	9,467.578	$1,073,924	117,197.478	$13,673,620	1,437.417	$167,706	1,012,388.055	$115,221,362

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

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its Global Diversified Program at 150% leverage. Effective July 1, 2009, Series J entered into trading agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively with Eagle, Ortus and Graham, the “Trading Advisors”). Beginning July 1, 2009, Series J allocated approximately one-sixth of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC (See Note 10).

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

The condensed statements of financial condition, including the condensed schedule of investments, as of March 31, 2010, the condensed statements of operations for the three months ended March 31, 2010 (“First Quarter 2010”) and for the three months ended March 31, 2009 (“First Quarter 2009”) and the condensed statements of changes in trust capital for the First Quarter 2010 and First Quarter 2009 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2010 and the results of its operations for the First Quarter 2010 and First Quarter 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding during the period, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

Series J has elected not to provide a Statement of Cash Flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statements of changes in unitholders’ capital is provided.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on March 31, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,814,161	$	$0	$1,814,161
Net unrealized gain on open forward contracts	$0	$1,048,300	$0	$1,048,300
Commodity options owned, at fair value	$0	$1,345,156	$0	$1,345,156

Liabilities:
Commodity options written, at fair value	$0	$(13,500)	$0	$(13,500)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,378,396	$0	$0	$1,378,396
Commodity options owned, at fair value	$0	$2,183,652	$0	$2,183,652

Liabilities:
Net unrealized loss on open forward contracts	$0	$(701,135)	$0	$(701,135)
Commodity options written, at fair value	$0	$(10,400)	$0	$(10,400)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for Series J beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for Series J beginning January 1, 2011. Series J’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2010 and December 31, 2009, restricted cash totaled $5,723,679 and $9,367,166, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

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

E.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee and upfront sales commissions further discussed in Note 5) are allocated pro rata to the Class I Units and Class II Units monthly based on the units outstanding during the month. Class I Units are charged with the service fee and upfront sales commission applicable to such units. Distributions (other than redemptions of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not and does not presently intend to make any distributions.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,304,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through March 31, 2010.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2010, the Managing Owner has paid $1,811,724 in ongoing offering costs, of which $1,754,562 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2010, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,175,105 and $1,155,499, respectively. Of the $1,155,499, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter March 31, 2010 and First Quarter 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Organization and Offering Costs (continued)

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

At March 31, 2010, of the $8,857 of offering cost payable listed on the condensed statements of financial condition, $0 is initial offering costs and $8,857 represents ongoing offering cost.

G.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	First Quarter 2010	First Quarter 2009
Management	$163,554	$155,069
Operating Expenses	53,386	24,945

Total	$216,940	$180,014

Expenses payable to the Managing Owner and its affiliates as of March 31, 2010 and December 31, 2009 were $31,500 and $36,271, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER

As of March 31, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount not less than 1% of the net asset value of Series J. The Managing Owner is not required under the terms of the amended and restated Trust agreement to maintain a 1% interest.

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

Starting July 1, 2009, Service fee – Class I Units disclosed on the statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, and a recapture of the service fee on Units held with no Correspondent Selling Agent (“CSA”).

For the First Quarter 2010, the Service Fee – Class I Units is composed of the following:

First Quarter 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$574,383
Initial upfront 2% sales commission	210,033
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(91,674)

Total	$692,742

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

Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0% and 1.0%, respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom and Crabel an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% and 25%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For the First Quarter 2010 and 2009, incentive fees earned by the Trading Advisors were $256,855 and $2,324, respectively, of which $256,855 remains payable by Series J at March 31, 2010.

Note 8.	MARKET AND CREDIT RISK

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

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the First Quarter 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
Type of Instrument	the First Quarter 2010	the First Quarter 2009
Commodities Contracts	$(522,051)	$(1,667,830)
Currencies Contracts	368,574	(1,540,890)
Energy Contracts	254,019	728,197
Interest Rate Contracts	279,087	(360,498)
Metals Contracts	(760,056)	(710,355)
Stock Indices Contracts	(1,250,918)	(1,168,215)
Forward Currency Contracts	1,769,394	(596,678)
Purchased Options on Futures Contracts	(468,451)	0
Written Options on Futures Contracts	104,690	0

Total	$(225,712)	$(5,316,269)

Line item in Condensed Statements of Operations

Realized	$(2,253,236)	$(6,387,301)
Change in unrealized	2,027,524	1,071,032

Total	$(225,712)	$(5,316,269)

Series J’s investments in Managed Accounts are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

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

At March 31, 2010 and December 31, 2009, such segregated assets totaled $18,253,926 and $20,316,765, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $3,411,089 and $3,135,943 at March 31, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2010, all of Series J’s open futures contracts mature within twenty-seven months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the First Quarter 2010 and 2009. This information has been derived from information presented in the financial statements.

	Class I		Class II
	First Quarter		First Quarter
	2010	2009	2010	2009
Per Unit Performance (for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$124.69	$120.57	$130.38	$123.39

Income loss from operations:
Net realized and change in unrealized loss(1)	(0.40)	(5.07)	(0.42)	(5.20)
Interest income(1)	0.02	0.02	0.02	0.01
Expenses(1)	(2.46)	(2.09)	(1.79)	(1.53)

Total loss from operations	(2.84)	(7.14)	(2.19)	(6.72)

Net asset value per Unit at end of period	$121.85	$113.43	$128.19	$116.67

Total Return(4)
Total return before incentive fees	(2.08)%	(5.92)%	(1.49)%	(5.45)%
Incentive fee	(0.20)%	0.00%	(0.19)%	0.00%

Total return after incentive fees	(2.28)%	(5.92)%	(1.68)%	(5.45)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(7.22)%	(7.02)%	(4.75)%	(5.00)%
Incentive fee(4)	(0.20)%	0.00%	(0.20)%	0.00%

Net investment loss after incentive fees	(7.42)%	(7.02)%	(4.95)%	(5.00)%

Interest income(3)	0.06%	0.07%	0.05%	0.05%

Incentive fees(4)	0.20%	0.00%	0.20%	0.00%
Other expenses(3)	7.28%	7.09%	4.80%	5.05%

Total expenses	7.48%	7.09%	5.00%	5.05%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Interest income per Unit, expenses per Unit and offering costs per Unit are calculated by dividing interest income, expenses and offering costs applicable to each class by the weighted average number of Units of each class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	SUBSEQUENT EVENTS

From April 1, 2010 through May 14, 2010, there were subscriptions and redemptions of $2,762,523 and $1,337,591, respectively.

Effective April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively, the “New Trading Advisors”).

As a result of adding these New Trading Advisors, Series J will allocate approximately one seventh of its net assets to each Trading Advisor, including the existing trading advisors, with such allocations to be re-balanced quarterly.

Series J will pay Tudor and Paskewitz monthly management fees at an annual rate 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J will pay Tudor and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2010 (“First Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Preferred has been the Managing Owner of Registrant since October 1, 2004. As of March 31, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Registrant in an amount not less than 1% of the Net Asset Value of Registrant. The Managing Owner is not required under the terms of the amended and restated Trust agreement to maintain a 1% interest.

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

The Trading Advisors and the Trading Vehicles

Effective December 1, 2005, Registrant contributed its net assets to WMT III Series G/J Trading Vehicle LLC (“G/J Trading Vehicle”), WMT III Series H/J Trading Vehicle LLC (“H/J Trading Vehicle”) and WMT III Series I/J Trading Vehicle LLC (“I/J Trading Vehicle”) and, together with the G/J Trading Vehicle and the H/J Trading Vehicle, the “Trading Vehicles”), Delaware limited liability companies, and received a voting membership interest in each Trading Vehicle. The Trading Vehicles were formed to function as aggregate trading vehicles for its members. Registrant and Series G were the sole members of G/J Trading Vehicle. Registrant, Series H and Futures Strategic Trust were the sole members of H/J Trading Vehicle. Registrant and Series I were the sole members of I/J Trading Vehicle. Kenmar Preferred is the Managing Owner of Registrant and each Series and had been delegated administrative authority over the operations of the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures and forward contracts. All references herein to Registrant’s relationship with the Trading Advisors (as defined below) shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisors through the Trading Vehicles. The Trading Vehicles engaged in the speculative trading of futures, forward and option contracts. The financial statements of the Trading Vehicles, including the condensed schedules of investments, are included in Registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Each Trading Vehicle had its own independent commodity trading advisor that made such Trading Vehicle’s trading decisions. Each of G/J Trading Vehicle, H/J Trading Vehicle and I/J Trading Vehicle entered into advisory agreements with Graham Capital Management, LP (“Graham”), Bridgewater Associates, Inc. (“Bridgewater”) and Eagle Trading Systems Inc. (“Eagle”), respectively, (collectively, the “Trading Vehicle Trading Advisors”), to make the trading decisions for each respective Trading Vehicle. Graham traded 100% of the assets of G/J Trading Vehicle pursuant to Graham’s Global Diversified Program at 150% Leverage, which was a technical, systematic, global macro program. Bridgewater traded 100% of the assets of H/J Trading Vehicle pursuant to Bridgewater’s Aggressive Pure Alpha Futures Only – A No Benchmark program, which was a fundamental, systematic, global macro program. Eagle traded 100% of the assets of I/J Trading Vehicle pursuant to Eagle’s Momentum Program, which was a technical, systematic, global macro program. The advisory agreements could have been terminated for various reasons, including at the discretion of the Trading Vehicles. The Trading Vehicles allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Vehicle Trading Advisors.

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

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts noted above. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus (1.5x) Program (collectively with Eagle, Ortus and Graham, the “Trading Advisors”). Beginning July 1, 2009, the Registrant allocated approximately one-sixth of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, the Trust allocated its assets substantially equally to each of Graham (pursuant to its K4D-15 Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program).

Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Ortus with respect to the assets allocated to it. Registrant pays Krom a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Krom for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Krom with respect to the assets allocated to it. Registrant pays Crabel a monthly management fee equal to 1/12 of 1.0% (1.0% annually) of the assets allocated to Crabel for trading and an incentive fee of 25% of the “New High Net Trading Profits” achieved by Crabel with respect to the assets allocated to it. Registrant pays Tudor a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Tudor for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Tudor with respect to the assets allocated to it. Registrant pays Paskewitz a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Paskewitz for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Paskewitz with respect to the assets allocated to it.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 9 of Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

General

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“US GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2009, which was included in the annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Of Registrant’s unrealized gains at March 31, 2010, $1,814,161 or 43.25% of the Registrant’s unrealized gains at March 31, 2010 are classified as Level 1 and $2,379,956 or 56.75% as Level 2. Of the Registrant’s unrealized gains at December 31, 2009, $1,378,396 or 48.36 % of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $1,472,117 or 51.64% as Level 2. There are no Level 3 investments at March 31, 2010 or December 31, 2009.

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for Registrant beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for Registrant beginning January 1, 2011. Registrant’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2010 resulted in additional gross proceeds to Registrant of $144,852,527.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

First Quarter 2010

Subscriptions of Limited Interests and General Interests for the First Quarter 2010 were $10,760,724 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2010 were $2,153,260 and $0, respectively.

First Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended March 31, 2009 (“First Quarter 2009”) were $4,312,634 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2009 were $6,188,798 and $0, respectively.

Liquidity

At March 31, 2010, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 9 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s 2009 Annual Report for a further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2010 and First Quarter 2009:

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter US Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of US Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the US economic recovery and increasing signs of acceleration in global growth, US Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The US Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The US dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the US economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The US dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the US dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the US dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged US equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

Energies: During the quarter, industrial commodities benefited from the global industrial recovery and inventory building; however, agricultural commodities declined on unexpectedly strong crop reports. Crude continued to increase and gained 5.5% on the back of rising international trade and stabilizing transportation demand in the developed countries. Natural gas plunged 30.6% as rig counts surged and production escalated. Heating oil ended the quarter with an approximate 2.2% gain and reformulated gasoline had a solid quarter, rising approximately 12.6%. Part of the strength in refined products is contributable to fact that Venezuela appears to have become a net importer of gasoline and its exports of other refined products recently fell.

Metals: Gold posted a 1.6% gain during the quarter, although the US dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

Agriculturals/Softs and Livestock: Agricultural commodities experienced a sell-off during the quarter. Except for coffee and cotton which benefited from global economic conditions, the agricultural commodities were adversely affected by fundamentals such as unexpectedly strong reports of harvest, storage and planting. As the fears of damage to harvests from the unusually cold weather abated, grains sold off swiftly. Sugar plummeted over 38% from near 30-year highs, reflecting large speculative positioning and better-than-expected yields in India and Brazil. To end the quarter, live cattle and hogs posted strong returns of approximately 12.3% and 11.8%, respectively.

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

However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of First Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2010 and 2009.

First Quarter 2010

As of March 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	48.64%

Energies	8.87%

Grains	4.50%

Indices	17.14%

Interest Rates	9.86%

Meats	0.34%

Metals	8.41%

Tropicals	2.24%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the British pound, Australian dollar and euro. The majority of losses were experienced in the New Zealand dollar, Canadian dollar, Chilean peso and Swiss franc.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in crude, brent crude, gas oil, heating oil and reformulated gasoline.

Grains: (-) Registrant experienced gains in corn and wheat. Losses were incurred in bean oil, soybeans and soybean meal.

Indices: (-) Registrant experienced a majority of its gains in the Dow Jones Industrial Average, Nikkei and S&P 500. Losses were incurred in the CAC, Hang Seng, IBEX, Nasdaq and Taiwan Index.

Interest Rates: (+) Registrant experienced a majority of its gains in Euribor, Eurodollar, German Bobl, German Bund and short sterling. The majority of losses were experienced in Japanese Government Bonds, London Gilt and US Treasury Notes.

Meats: (+) Registrant experienced gains in live cattle. Losses were incurred in live hogs.

Metals: (-) Registrant experienced gains in nickel, silver, platinum and palladium. Losses were incurred in gold, aluminum, copper and zinc.

Softs: (-) Registrant experienced gains in rubber and citrus. Losses were incurred in coffee, cocoa and sugar.

First Quarter 2009

As of March 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	50.03%

Energies	5.89%

Grains	0.82%

Indices	24.91%

Interest Rates	14.45%

Meats	0.07%

Metals	3.08%

Softs	0.75%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2009 were as follows:

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

Results of Operations

First Quarter 2010

The Net Asset Value per Interest of Class I as of March 31, 2010 was $121.85, a decrease of $2.84 from the December 31, 2009 Net Asset Value per Interest of $124.69.

The Net Asset Value per Interest of Class II as of March 31, 2010 was $128.19, a decrease of $2.19 from the December 31, 2009 Net Asset Value per Interest of $130.38.

Registrant’s average net asset level during the First Quarter 2010 was approximately $129,252,000, an increase of approximately $8,390,000 as compared to the First Quarter 2009, primarily due to the effect of additional subscriptions.

Registrant’s performance for Class I and Class II for the First Quarter 2010 was (2.28)% and (1.68)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the First Quarter 2010 were approximately $(226,000).

Commissions and other transaction fees for the First Quarter 2010 were approximately $234,000, an increase of approximately $130,000 as compared to the First Quarter 2009, primarily due to increased trading volumes and an increase in average net asset levels discussed above.

Management fees to the Trading Advisors for the First Quarter 2010 were approximately $651,000, a decrease of approximately $17,000 as compared to the First Quarter 2009, primarily due to negative trading performance.

Service Fees and Sales Commissions for the First Quarter 2010 were approximately $693,000 and $327,000, respectively. An increase of approximately $150,000 and $17,000, respectively, as compared to First Quarter 2009 primarily due to an increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the First Quarter 2010 were approximately $257,000.

Operating expenses were approximately $167,000 for the First Quarter 2010. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $20,000 for the First Quarter 2010, a decrease of approximately $108,000 as compared to the First Quarter 2009, primarily due to a onetime accounting adjustment in April 1, 2008 which more than offset the increase in average net asset levels discussed above.

First Quarter 2009

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

Registrant’s average net asset level during the First Quarter 2009 was approximately $120,862,000. Registrant’s average net assets increased during the First Quarter 2009 in comparison to the First Quarter 2008 by approximately $33,549,000 primarily due positive trading performance and subscriptions.

Registrant’s trading losses before commissions and related fees during First Quarter 2009 were approximately $(5,316,000).

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

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisors, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees were approximately $2,000 in First Quarter 2009.

Registrant pays a service fee (“Service Fee”) with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Registrant to the Selling Agent, Kenmar Securities Inc., (the “Selling Agent”) an affiliate of the Managing Owner. The Selling Agent is responsible for paying all service fees owed to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay The Selling Agent, a monthly sales commission (“Sales Commission”) equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions during First Quarter 2009 were approximately $543,000 and $310,000, respectively, an increase of approximately $150,000 and $94,000, respectively, as compared to First Quarter 2008 primarily due to an increase in average net asset levels discussed above

Operating expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners. Operating expenses during First Quarter 2009 were approximately $158,000, a decrease of approximately $11,000, as compared to First Quarter 2008 primarily due to higher legal expenses incurred during First Quarter 2008 as a result of changes to the Registrant’s accounting treatment and calculation of offering costs.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2010.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisor s and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, since these agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Condensed Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2010 and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $133 million and $128 million, respectively.

	March 31, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,604,907	1.24%	$1,194,256	1.50%
Currencies	$7,920,833	6.12%	$6,656,831	5.22%
Commodities	$3,966,416	3.07%	$3,580,470	2.81%
Stock indices	$2,790,839	2.16%	$4,379,867	3.43%
Total	$16,282,995	12.59%	$16,531,425	12.96%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2010 and 2009 based upon Registrant’s total average capitalization of approximately $132 million and $121 million, respectively.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

	First Quarter 2010		First Quarter 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,899,384	1.44%	$1,454,658	1.17%
Currencies	$8,383,005	6.34%	$3,799,839	3.07%
Commodities	$4,065,547	3.07%	$1,453,167	1.17%
Stock indices	$2,761,956	2.09%	$2,109,407	1.70%
Total	$17,109,892	12.94%	$8,817,071	7.11%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on average trading value at risk during the First Quarter 2010, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2009. Increases in average trading value at risk were experienced across all sectors during First Quarter 2010.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2010, Registrant’s primary exposure to non-trading market risk resulted from [INSERT]. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d –15(f) under the Exchange Act) during the First Quarter 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2010.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$35,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22,000

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Third Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated December 1, 2008 (filed herewith)

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

4.4	Form of Privacy Notices of the Managing Owner dated January 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of July 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 14, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 14, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)