Form 10-Q
period 2010-06-30
World Monitor Trust III - Series J
filed 2010-08-11
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2010

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$141,963,535	$127,893,953
Net unrealized gain on open forward contracts	619,103	0
Net unrealized gain on open futures contracts	0	1,378,396
Commodity options owned, at fair value (premiums paid $1,134,296 and $2,111,559 at June 30, 2010 and December 31, 2009, respectively)	389,269	2,183,652

Total assets	$142,971,907	$131,456,001

LIABILITIES
Accrued expenses payable	$193,529	$146,256
Commissions payable	0	12,974
Interest payable	0	1,092
Trading advisor management fees payable	225,790	214,539
Trading advisor incentive fees payable	460,510	62,430
Offering costs payable	38,249	12,990
Net unrealized loss on open forward contracts	0	701,135
Net unrealized loss on open futures contracts	797,530	0
Commodity options written, at fair value (premiums received $21,450 and $18,100 at June 30, 2010 and December 31, 2009, respectively)	13,470	10,400
Service fees payable (See Note 5)	199,854	209,582
Redemptions payable	1,155,534	735,148
Subscriptions received in advance	2,515,770	1,793,322

Total liabilities	5,600,236	3,899,868

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 99,225.45 and 895,406.461 Units outstanding at June 30, 2010 and December 31, 2009, respectively	120,575,976	111,649,834
Managing Owner’s Units – none and none Units outstanding at June 30, 2010 and December 31, 2009, respectively
Class II Units:
Unitholders’ Units – 120,052.042 and 111,441.024 Units outstanding at June 30, 2010 and December 31, 2009, respectively	15,437,685	14,529,426
Managing Owner’s Units – 10,560.643 and 10,560.643 Units outstanding at June 30, 2010 and December 31, 2009, respectively	1,358,010	1,376,873

Total unitholders’ capital (Net Asset Value)	137,371,671	127,556,133

Total liabilities and unitholders’ capital	$142,971,907	$131,456,001

NET ASSET VALUE PER UNIT
Class I	$121.64	$124.69

Class II	$128.59	$130.38

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$(4,780)	0.23%	$289,625
Currencies	0.01%	7,602	0.00%	0
Energy	(0.42)%	(572,788)	0.18%	228,104
Interest rates	0.68%	927,359	(0.48)%	(605,606)
Metals	(3.01)%	(4,131,387)	4.68%	5,966,762
Stock indices	(1.18)%	(1,617,852)	0.50%	634,115

Net unrealized gain (loss) on futures contracts purchased	(3.92)%	(5,391,846)	5.11%	6,513,000

Futures contracts sold:
Commodities	0.01%	9,546	(0.07)%	(90,706)
Currencies	0.00%	(505)	0.18%	232,889
Energy	0.59%	807,484	(0.31)%	(392,930)
Interest rates	(0.02)%	(30,061)	0.14%	179,376
Metals	2.63%	3,609,531	(3.92)%	(5,002,295)
Stock indices	0.14%	198,321	(0.05)%	(60,938)

Net unrealized gain (loss) on futures contracts sold	3.35%	4,594,316	(4.03)%	(5,134,604)

Net unrealized gain (loss) on open futures contracts	(0.57)%	$(797,530)	1.08%	$1,378,396

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(1.02)%	$(1,427,751)	0.03%	$35,552

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	1.49%	2,046,854	(0.58)%	(736,687)

Net unrealized gain (loss) on open forward contracts	0.47%	$619,103	(0.55)%	$(701,135)

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Purchased Options on Futures Contracts
Fair value on options purchased:
Commodities	0.07%	$91,839	0.33%	$423,237
Energy	0.21%	297,430	1.36%	1,738,150
Interest rates	0.00%	0	0.02%	22,265

Total commodity options owned, at fair value (premiums paid $1,134,296 and $2,111,559 at June 30, 2010 and December 31, 2009, respectively)	0.28%	$389,269	1.71%	$2,183,652

Written Options on Futures Contracts
Fair value on options written:
Commodities	0.00%	$0	0.00%	$(1,120)
Energy	(0.01)%	(13,470)	(0.01)%	(9,280)

Total commodity options written, at fair value (premiums received $21,450 and $18,100 at June 30, 2010 and December 31, 2009, respectively)	(0.01)%	$(13,470)	(0.01)%	$(10,400)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Realized	$6,179,200	$13,934,683	$3,925,964	$7,547,382
Change in unrealized	(3,700,052)	1,810,364	(1,672,528)	2,881,396
Interest income	25,002	1,027	45,467	20,956

Total revenues	2,504,150	15,746,074	2,298,903	10,449,734

EXPENSES
Brokerage commissions	172,156	141,464	405,869	244,979
Management fees	171,605	151,158	335,159	306,227
Advisor management fees	664,459	679,540	1,315,136	1,347,147
Advisor incentive fees	460,510	1,441,081	717,365	1,443,405
Service fee – Class I Units (See Note 5)	584,736	577,187	1,277,478	1,120,463
Sales commission	343,210	302,314	670,318	612,453
Offering costs	72,817	92,637	93,198	221,050
Operating expenses	183,558	162,576	350,536	320,425

Total expenses	2,653,051	3,547,957	5,165,059	5,616,149

NET INCOME (LOSS)	$(148,901)	$12,198,117	$(2,866,156)	$4,833,585

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$(0.21)	$12.02	$(2.79)	$4.70

Class II	$0.40	$12.90	$(1.62)	$5.34

Weighted average number of Units outstanding – Class I	983,576	891,393	954,813	893,302

Weighted average number of Units outstanding – Class II	130,481	115,022	126,846	119,669

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2010
Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133

Additions	132,197.915	16,003,677	0.000	0	11,869.801	1,510,600	0.000	0	144,067.716	17,514,277

Redemptions	(36,378.926)	(4,416,830)	0.000	0	(3,258.783)	(415,753)	0.000	0	(39,637.709)	(4,832,583)

Net loss		(2,660,705)		0		(186,588)		(18,863)		(2,866,156)

Unitholders’ capital at June 30, 2010	991,225.450	$120,575,976	0.000	$0	120,052.042	$15,437,685	10,560.643	$1,358,010	1,121,838.135	$137,371,671

Six Months Ended June 30, 2009
Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058

Additions	72,979.216	8,568,778	0.000	0	2,744.722	335,000	0.000	0	75,723.938	8,903,778

Redemptions	(100,837.820)	(12,053,962)	0.000	0	(16,620.848)	(1,999,155)	0.000	0	(117,458.668)	(14,053,117)

Net income		4,151,072		44,043		629,727		8,743		4,833,585

Unitholders’ capital at June 30, 2009	865,208.538	$108,346,085	9,467.578	$1,185,581	111,437.226	$14,428,526	1,437.417	$186,112	987,550.759	$124,146,304

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

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

B.	Regulation (Continued)

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

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2010, the condensed statements of operations for the three months ended June 30, 2010 (“Second Quarter 2010”), and for the six months ended June 30, 2010 (“Year-To-Date 2010”) and for the three months ended June 30, 2009 (“Second Quarter 2009”) and for the six months ended June 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in unitholders’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2010 and the results of its operations for the Second Quarter 2010, Second Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The condensed financial statements of Series J are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2009.

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying condensed financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counterparty under a master netting agreement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding during the period, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

Series J has elected not to provide a condensed statements of cash flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statements of changes in unitholders’ capital is provided.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on June 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open forward contracts	$0	$619,103	$0	$619,103
Commodity options owned, at fair value	$0	$389,269	$0	$389,269

Liabilities:
Net unrealized loss on open futures contracts	$(797,530)	$0	$0	$(797,530)
Commodity options written, at fair value	$0	$(13,470)	$0	$(13,470)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,378,396	$0	$0	$1,378,396
Commodity options owned, at fair value	$0	$2,183,652	$0	$2,183,652

Liabilities:
Net unrealized loss on open forward contracts	$0	$(701,135)	$0	$(701,135)
Commodity options written, at fair value	$0	$(10,400)	$0	$(10,400)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Series J’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on Series J’s financial statements.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2010 and December 31, 2009, restricted cash totaled $4,363,427 and $9,367,166, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

D.	Income Taxes

Series J is treated as a partnership for U.S. federal income tax purposes. As such, Series J is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. Series J may be subject to other state and local taxes in jurisdictions in which it operates.

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s Net Asset Value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,304,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through June 30, 2010.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2010, the Managing Owner has paid $1,884,541 in ongoing offering costs, of which $1,827,379 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2010, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,247,922 and $1,228,316, respectively. Of the $1,228,316, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Second Quarter 2010 and 2009 and Year-to-date 2010 and 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

At June 30, 2010, of the $38,249 of offering cost payable listed on the condensed statements of financial condition, $0 is initial offering costs and $38,249 represents ongoing offering cost.

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

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Management	$171,605	$151,158	$335,159	$306,227
Operating Expenses	36,193	57,225	89,579	82,170

Total	$207,798	$208,383	$424,738	$388,397

Expenses payable to the Managing Owner and its affiliates as of June 30, 2010 and December 31, 2009 were $33,729 and $36,271, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

Note 4.	MANAGING OWNER

As of June 30, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the Net Asset Value of Series J. The Managing Owner is not required under the terms of the amended and restated Trust agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Through June 30, 2009, Series J paid a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Series J to Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all commissions owing to the Correspondent Selling Agents (“CSA”), who were entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the CSA received an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. Beginning July 1, 2009, Series J (rather than the Selling Agent) pays its service fee on Class I Units directly to the CSA’s.

Class II Unitholders are not assessed service fees.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

Starting July 1, 2009, Service fee – Class I Units disclosed on the condensed statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, a recapture of the service fee on Units held with no CSA.

For the Second Quarter 2010 and Year-To-Date 2010, the Service Fee – Class I Units is composed of the following:

	Second Quarter 2010	Year-To-Date 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$602,643	$1,177,027
Initial upfront 2% sales commission	113,988	324,020
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(131,895)	(223,569)

Total	$584,736	$1,277,478

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

Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0%, 1.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% , 25%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For Year-To-Date 2010 and 2009, incentive fees earned by the Trading Advisors were $717,365 and $1,443,405, respectively, of which $460,510 remains payable by Series J at June 30, 2010.

Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	MARKET AND CREDIT RISK

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of June 30, 2010 and December 31, 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2010 and 2009 and Year-To-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Second Quarter 2010	Second Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$(791,717)	$709,959	$(1,313,768)	$(957,872)
Currencies Contracts	208,984	2,782,690	577,558	1,241,802
Energy Contracts	(1,774,815)	1,938,295	(1,520,796)	2,666,492
Interest Rate Contracts	4,983,478	674,164	5,262,564	313,665
Metals Contracts	143,824	923,649	(616,232)	213,294
Stock Indices Contracts	(514,289)	4,059,509	(1,765,206)	2,891,294
Purchased Options on Futures Contracts	(986,776)	0	(1,455,227)	0
Written Options on Futures Contracts	70,140	0	174,830	0
Forward Currency Contracts	1,140,319	4,656,781	2,909,713	4,060,103

Total	$2,479,148	$15,745,047	$2,253,436	$10,428,778

Line item in Condensed Statements of Operations
Realized	$6,179,200	$13,934,683	$3,925,964	$7,547,382
Change in unrealized	(3,700,052)	1,810,364	(1,672,528)	2,881,396

Total	$2,479,148	$15,745,047	$2,253,436	$10,428,778

As of June 30, 2010 and December 31, 2009, the total number of open futures contracts, options, and forwards was approximately 8,277 and 12,351 respectively.

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

Credit Risk

When entering into futures or forward contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on U.S. and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series J, as Series J’s clearing broker is the sole counterparty.

Series J has entered into a master netting agreement with UBS Securities LLC, the clearing broker for Eagle, Ortus, Graham, and Krom. Series J has also entered into a master netting agreement with Newedge USA LLC, the clearing broker for Paskewitz, Crabel and Tudor. Series J does not have a master netting agreement between UBS Securities LLC and Newedge USA LLC. As a result of the master netting agreements, when applicable, Series J presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the condensed statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

At June 30, 2010 and December 31, 2009, such segregated assets totaled $16,964,589 and $20,316,765, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $1,667,796 and $3,135,943 at June 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2010, all of Series J’s open futures contracts mature within fifty-one months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2010		June 30, 2010
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$121.85	$124.69	$128.19	$130.38

Income (loss) from operations:
Net realized and change in unrealized gain(1)	2.21	1.83	2.32	1.91
Interest income(1)	0.02	0.04	0.02	0.04
Expenses(1), (4)	(2.44)	(4.92)	(1.94)	(3.74)

Total income (loss) from operations	(0.21)	(3.05)	0.40	(1.79)

Net asset value per Unit at end of period	$121.64	$121.64	$128.59	$128.59

Total Return(4)
Total return before incentive fees	0.17%	(1.92)%	0.65%	(0.84)%
Incentive fee	(0.34)%	(0.53)%	(0.34)%	(0.53)%

Total return after incentive fees	(0.17)%	(2.45)%	0.31%	(1.37)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(6.60)%	(6.93)%	(4.62)%	(4.70)%
Incentive fee(4)	(0.34)%	(0.54)%	(0.34)%	(0.54)%

Net investment loss after incentive fees	(6.94)%	(7.47)%	(4.96)%	(5.24)%

Interest income(3)	0.07%	0.07%	0.07%	0.07%

Incentive fees(4)	0.34%	0.54%	0.34%	0.54%
Other expenses(3),	6.67%	6.99%	4.69%	4.77%

Total expenses	7.01%	7.53%	5.03%	5.31%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2009		June 30, 2009
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$113.43	$120.57	$116.67	$123.39

Income from operations:
Net realized and change in unrealized gain(1)	15.39	10.33	15.82	10.55
Interest income(1)	0.00	0.02	0.00	0.02
Expenses(1), (4)	(3.59)	(5.69)	(3.01)	(4.48)

Total income from operations	11.80	4.66	12.81	6.09

Net asset value per Unit at end of period	$125.23	$125.23	$129.48	$129.48

Total Return(4)
Total return before incentive fees	11.66%	5.04%	12.23%	6.08%
Incentive fees	(1.26)%	(1.18)%	(1.25)%	(1.14)%

Total return after incentive fees	10.40%	3.86%	10.98%	4.94%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(7.21)%	(7.09)%	(5.03)%	(4.98)%
Incentive fees(4)	(1.19)%	(1.20)%	(1.18)%	(1.14)%

Net investment loss after incentive fees	(8.40)%	(8.29)%	(6.21)%	(6.12)%

Interest income(3)	0.00%	0.04%	0.00%	0.03%

Incentive fees(4)	1.19%	1.20%	1.18%	1.14%
Other expenses(3)	7.21%	7.13%	5.03%	5.01%

Total expenses	8.40%	8.33%	6.21%	6.15%

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

From July 1, 2010 through August 11, 2010, there were subscriptions and redemptions, inclusive of transfers, of $1,567,353 and $1,700,720, respectively.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2010 (“Second Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Registrant’s Managing Owner, Kenmar Preferred conducts and manages the business of the Registrant.

Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. As of June 30, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Registrant in an amount less than 1% of the Net Asset Value of Registrant. The Managing Owner is not required under the terms of the amended and restated Trust Agreement to maintain a 1% interest.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that, the Registrant’s Units of beneficial interest are no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are “accredited investors”. Current investors that are not “accredited investors” are not required to redeem their current Units, but are not able to purchase additional Units.

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

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts noted above (Graham, Eagle, and Ortus). Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, the Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15 Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly.

Registrant pays Graham a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of the assets allocated to Graham for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Graham with respect to the assets allocated to it. Registrant pays Eagle a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Eagle for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Eagle with respect to the assets allocated to it. Registrant pays Ortus a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Ortus for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Ortus with respect to the assets allocated to it. Registrant pays Krom a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Krom for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Krom with respect to the assets allocated to it. Registrant pays Crabel a monthly management fee equal to 1/12 of 1.0% (1.0% annually) of the assets allocated to Crabel for trading and an incentive fee of 25% of the “New High Net Trading Profits” achieved by Crabel with respect to the assets allocated to it. Registrant pays Tudor a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Tudor for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Tudor with respect to the assets allocated to it. Registrant pays Paskewitz a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the assets allocated to Paskewitz for trading and an incentive fee of 20% of the “New High Net Trading Profits” achieved by Paskewitz with respect to the assets allocated to it..

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

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. (EST). on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

Of the Registrant’s unrealized gains (losses) at June 30, 2010, $(797,530) or (504.07)% are classified as Level 1 and $994,902 or 404.07% as Level 2. Of the Registrant’s unrealized gains at December 31, 2009, $1,378,396 or 48.36 % are classified as Level 1 and $1,472,117 or 51.64% as Level 2. There are no Level 3 investments at June 30, 2010 or December 31, 2009.

In January 2010, the Financial Accounting Standards Board amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Series J’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on Series J’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2010 resulted in additional gross proceeds to Registrant of $162,366,804.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Second Quarter 2010

Subscriptions of Limited Interests and General Interests for the Second Quarter 2010 were $6,753,553 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2010 were $2,679,323 and $0, respectively.

Second Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended June 30, 2009 (“Second Quarter 2009”) were $4,591,144 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2009 were $7,864,319 and $0, respectively.

Liquidity

At June 30, 2010, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2010 and Second Quarter 2009:

Second Quarter 2010

The Second Quarter of 2010 jolted the global financial markets. The economy took a backseat as the escalating sovereign debt problems in some Eurozone countries, questions about the European banking system and renewed misgivings about the ultimate fate of the euro dominated the financial markets. Economic data was simply not strong enough to overcome the negative influence of European developments. The tone of economic data deteriorated during the quarter. Consumer spending failed to follow up on that of the robust first quarter. After starting the quarter on a bright note, private payroll employment slipped back to a disappointing pace. Other labor market indicators also appeared to be stalling.

Commodities had a mixed quarter, which was surprising given the broad based risk aversion. While industrial commodities were hurt by the fears surrounding global growth prospects, agricultural commodities rallied thanks to strong emerging market demand and the unusually hot, dry weather.

Interest Rates: With all the stars lining up, global financial turmoil, disappointing U.S. growth and the renewed threat of deflation, U.S. Treasury bonds had their best quarter since the fourth quarter of 2008. Yields dropped below the 3% level for the first time since April 2009. The Federal Reserve kept policy unchanged throughout the quarter and there were no indications of imminent change in interest rate policy. The major Federal Reserve actions during the quarter were the reestablishment of the temporary dollar liquidity swaps with various central banks in order to contain the fallout from the Eurozone crisis. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged throughout the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the economy and labor markets strengthened on the back of strong demand for commodities from its Asian trading partners.

Currencies: The U.S. dollar rally that began in December 2009 reached a crescendo in the second quarter. In addition to the euro’s weakness, the dollar was buoyed by global risk aversion and flight to quality in the second quarter. The U.S. Dollar Index gained approximately 6.2%, and climbed above 86 for the first time since April 2009. The dollar appreciated smartly against the euro as the storm clouds quickly spread from Greece to engulf Portugal, Spain and Ireland and threatened the very future of the European Monetary Union. The euro finished the second quarter down approximately 9.1% against the dollar. The British pound fared better, declining 1.6% in the second quarter against the greenback. The Japanese yen not surprisingly rallied with the rising global risk aversion, gaining 5.8% against the dollar. The two currencies heavily influenced by commodities, the Australian and Canadian dollars, fell sharply despite solid economic data. The Australian and Canadian dollars dropped 7.5% and 4.4%, respectively, against the U.S. dollar.

Indices: The strongest equity rally since the 1930s hit a brick wall in the second quarter as stock prices suffered their first quarterly decline since the first quarter of 2009. Unlike in the first quarter, robust earnings were not enough to overcome the Eurozone jitters and growing fears of sovereign debt crisis around the developed world. The losses were broad-based across most sectors. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell approximately 9.9%, 11.9% and 12.0%, respectively, for the quarter. European stocks, weighed down by problems in Greece, lagged U.S. equities, although the German markets were an exception. The STOXX 600, a broad measure of European equities, declined approximately 16.4%, in dollar terms, although in euro terms it showed a smaller loss of 7.7%. The CAC, FTSE 100 and DAX closed the quarter with losses of approximately 13.4%, 13.4% and 3.1%, respectively. Asian markets were more mixed as the Nikkei fell 15.4% and the Hang Seng declined 5.2%, the Korean Kospi edged up 0.3%. The Australian All Ordinaries Index posted an 11.6% decline.

Energies: Crude oil fell 10.9% on the back of macro risk aversion and softening freight data. Natural gas soared 13.0%, reflecting the fact that at current prices it is an attractive substitute for other energy products. Heating oil ended the quarter with an approximate 10.6% loss. Reformulated gasoline followed crude and heating oil and declined 11.3% in the quarter.

Metals: Gold registered a solid 10.7% gain during the quarter. Although the dollar remains the preferred safe haven, the euro’s troubles appear to have supported gold. The international community’s desire to diversify their reserves may be helping gold given the euro and the sterling’s weakness. Silver lagged gold, rising 4.4%, but the performance was surprising given that base metals, which often have a strong correlation to silver, fell steeply. Copper, aluminum and nickel ended the quarter with declines of 17.9%, 15.9%, and 21.2%, respectively.

Agriculturals /Softs and Grains: Agricultural commodities generally gained during the quarter. Coffee led the way with a 19.5% surge on the back of weak harvests in Vietnam and Central America. Sugar rebounded back from a steep plunge in the previous quarter, rising 8.0%. Grains managed modest gains as the macro environment weighed against generally supportive fundamentals.

Second Quarter 2009

The Second Quarter of 2009 displayed snippets of evidence that the U.S. economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. U.S. economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the U.S. lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

Interest Rates: U.S. Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the U.S. and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

Currencies: The U.S. Dollar Index ended the quarter with a loss of approximately 5%. The U.S. currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

Indices: It was a positive overall quarter for global equities, however, U.S. equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the U.S. rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Energies: Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening U.S. dollar, “economic optimism” based on Asian and U.S. data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Metals: Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker U.S. dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Agriculturals/Softs and Grains: Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on U.S. pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak U.S. dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a treat of adverse weather.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful.

However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of Second Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Second Quarter 2010 and 2009.

Second Quarter 2010

As of June 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	41.07%

Energies	14.17%

Environmental	0.15%

Grains	4.58%

Indices	21.43%

Interest Rates	9.14%

Meats	0.35%

Metals	8.34%

Tropicals	0.77%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Second Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro, Swiss franc and Japanese yen. The majority of losses were experienced in the Australian dollar, British pound and Mexican peso.

Energies: (-) Registrant experienced gains in crude oil. Losses were incurred in natural gas, brent crude, gas oil, heating oil and reformulated gasoline.

Grains: (-) Registrant experienced gains in soybean meal and rapeseed. Losses were incurred in corn, bean oil, wheat and soybeans.

Indices: (-) Registrant experienced a majority of its gains in the S&P 500 and Russell 2000. Losses were incurred in the CAC, DAX, DJ STOXX, Nasdaq and Nikkei.

Interest Rates: (+) Registrant experienced a majority of its gains in US Treasuries, Euribor, Eurodollar, German Bobl, German Bund, Japanese Government Bonds and Short Sterling. The majority of losses were experienced in Australian and Canadian Bonds.

Meats: (-) Registrant experienced losses in live cattle and live hogs.

Metals: (+) Registrant experienced gains in gold, platinum, copper, lead and zinc. Losses were incurred in nickel, silver and aluminum.

Softs: (+) Registrant experienced gains in coffee. Losses were incurred in cocoa and sugar.

Second Quarter 2009

As of June 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	63.93%

Energies	7.54%

Grains	1.95%

Indices	15.83%

Interest Rates	9.70%

Metals	0.84%

Tropicals	0.21%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Second Quarter 2009 were as follows:

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

Metals: (+) Registrant experienced gains in copper, lead, and copper. Losses were incurred in gold, zinc and aluminum.

Softs: (-) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Results of Operations

Second Quarter 2010

The Net Asset Value per Interest of Class I as of June 30, 2010 was $121.64, a decrease of approximately $0.21 from the March 31, 2010 Net Asset Value per Interest of $121.85.

The Net Asset Value per Interest of Class II as of June 30, 2010 was $128.59, an increase of approximately $0.40 from the March 31, 2010 Net Asset Value per Interest of $128.19.

Registrant’s average net asset levels during the Second Quarter 2010 were approximately $136,340,000, an increase of approximately $15,282,000 as compared to the Second Quarter 2009, primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the Second Quarter 2010 was (0.17)% and 0.31%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Second Quarter 2010 were approximately $2,479,000.

Commissions and other transaction fees for the Second Quarter 2010 were approximately $172,000, an increase of approximately $31,000 as compared to the Second Quarter 2009, primarily due to increased trading volumes and increase average net asset levels discussed above.

Management fees to the Trading Advisors for the Second Quarter 2010 were approximately $664,000, a decrease of approximately $16,000 as compared to the Second Quarter 2009, primarily due to the change in trading advisors effective April 1, 2010.

Management fees to the Managing Owner during the Second Quarter 2010 were approximately $172,000, an increase of approximately $21,000 as compared to the Second Quarter 2009, primarily due to increased average net asset levels discussed above.

Service Fees and Sales Commissions for the Second Quarter 2010 were approximately $585,000 and $343,000, respectively, an increase of approximately $8,000 and $41,000 as compared to the Second Quarter 2009, primarily due to increased average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Second Quarter 2010 were approximately $461,000.

Operating expenses were approximately $184,000 for the Second Quarter 2010. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were for the Second Quarter 2010 were approximately $73,000.

Second Quarter 2009

The Net Asset Value per Interest of Class I as of June 30, 2009 was $125.23, an increase of $11.80 from the March 31, 2009 Net Asset Value per Interest of $113.43.

The Net Asset Value per Interest of Class II as of June 30, 2009 was $129.48, an increase of $12.81 from the March 31, 2009 Net Asset Value per Interest of $116.67.

Registrant’s average net asset levels during the Second Quarter 2009 were approximately $121,058,000, an increase of approximately $16,240,000 as compared to the Second Quarter 2008, primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the Second Quarter 2009 was 10.40% and 10.98%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Second Quarter 2009 were approximately $15,745,000.

Commissions and other transaction fees for the Second Quarter 2009 were approximately $141,000, an increase of approximately $77,000 as compared to Second Quarter 2008 primarily due to increased trading volumes and increase average net asset levels discussed above.

Management fees to the Trading Advisors for the Second Quarter 2009 were approximately $680,000, an increase of approximately $88,000 as compared to Second Quarter 2008 primarily due to increased average net asset levels discussed above.

Service Fees and Sales Commissions for the Second Quarter 2009 were approximately $577,000 and $302,000, respectively, an increase of approximately $116,000 and $38,000 as compared to Second Quarter 2008 primarily due to increased average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during the Second Quarter 2009 were approximately $151,000, an increase of approximately $19,000 as compared to the Second Quarter 2008, primarily due to increased average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Second Quarter 2009 were approximately $1,441,000.

Operating expenses were approximately $163,000 for the Second Quarter 2009. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs during Second Quarter 2009 were approximately $93,000, a decrease of approximately $283,000 as compared to Second Quarter 2008 primarily due to a one-time accounting adjustment in April 2008 which more than offset the increase in average net asset levels discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2010.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2010 and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $137 million and $128 million, respectively.

	June 30, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$ 1,168,058	0.85%	$ 1,914,256	1.50%
Currencies	$ 5,245,814	3.83%	$ 6,656,831	5.22%
Commodities	$ 3,631,156	2.65%	$ 3,580,470	2.81%
Stock indices	$ 2,729,353	1.99%	$ 4,379,867	3.43%

Total	$12,774,381	9.32%	$16,531,425	12.96%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2010 and 2009 based upon Registrant’s total average capitalization of approximately $13.5 million and $13.7 million, respectively.

	Second Quarter 2010		Second Quarter 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$ 1,371,998	1.00%	$ 1,576,279	1.30%
Currencies	$ 6,091,185	4.44%	$ 7,967,115	6.59%
Commodities	$ 7,500	0.01%	$ 1,636,370	1.35%
Stock indices	$ 6,109,516	4.45%	$ 2,546,886	2.11%

Total	$ 13,580,199	9.90%	$13,726,650	11.35%

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

Based on average trading value at risk during the Second Quarter 2010, Registrant experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2009. Decreases in average trading value at risk were experienced across all sectors during Second Quarter 2010.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2010, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2010.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$ 1,000
December 1, 2005	3,080	$ 308,000
January 1, 2006	765	$ 74,535
February 1, 2006	416	$ 40,000
March 1, 2006	256	$ 24,489
April 1, 2006	223	$ 21,560
May 1, 2006	265	$ 27,537
June 1, 2006	454	$ 47,400
July 1, 2006	575	$ 59,000
August 1, 2006	530	$ 52,350
September 1, 2006	403	$ 39,200
October 1, 2006	374	$ 36,000
November 1, 2006	189	$ 18,000
December 1, 2006	11	$ 1,000
January 1, 2007	62	$ 6,000
February 1, 2007	217	$ 21,000
March 1, 2007	109	$ 10,000
August 1, 2007	30	$ 3,000
September 1, 2007	10	$ 1,000
October 1, 2007	49	$ 5,000
November 1, 2007	28	$ 3,000
December 1, 2007	19	$ 2,000
January 1, 2008	265	$ 29,000
March 1, 2008	113	$ 15,000
April 1, 2008	258	$ 40,000
May 1, 2008	419	$ 50,000
June 1, 2008	329	$ 40,000
July 1, 2008	497	$ 61,000
August 1, 2008	294	$ 35,000
September 1, 2008	347	$ 40,000
October 1, 2008	196	$ 22,000

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Third Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated December 1, 2008 (incorporated by reference to Exhibit 13.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

4.2

Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3

Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated January 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: August 11, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 11, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)