Form 10-Q
period 2010-09-30
World Monitor Trust III - Series J
filed 2010-11-12
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2010

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$139,078,379	$127,893,953
Net unrealized gain on open futures contracts	2,806,537	1,378,396
Commodity options owned, at fair value (premiums paid $1,269,001 and $2,111,559 at September 30, 2010 and December 31, 2009, respectively)	433,172	2,183,652
Net unrealized gain on open forward contracts	1,296,506	0

Total assets	$143,614,594	$131,456,001

LIABILITIES
Accrued expenses payable	$148,651	$146,256
Commissions payable	0	12,974
Interest payable	0	1,092
Trading advisor management fees payable	227,508	214,539
Trading advisor incentive fees payable	876,392	62,430
Offering costs payable	26,011	12,990
Net unrealized loss on open forward contracts	0	701,135
Commodity options written, at fair value (premiums received $22,750 and $18,100 at September 30, 2010 and December 31, 2009, respectively)	16,360	10,400
Service fees payable (See Note 5)	161,997	209,582
Redemptions payable	694,816	735,148
Subscriptions received in advance	559,147	1,793,322

Total liabilities	2,710,882	3,899,868

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 985,214.775 and 895,406.461 Units outstanding at September 30, 2010 and December 31, 2009, respectively	122,687,021	111,649,834
Managing Owner’s Units – none and none Units outstanding at September 30, 2010 and December 31, 2009, respectively	0	0
Class II Units:
Unitholders’ Units – 127,261.219 and 111,441.024 Units outstanding at September 30, 2010 and December 31, 2009, respectively	16,820,831	14,529,426
Managing Owner’s Units – 10,560.643 and 10,560.643 Units outstanding at September 30, 2010 and December 31, 2009, respectively	1,395,860	1,376,873

Total unitholders’ capital (Net Asset Value)	140,903,712	127,556,133

Total liabilities and unitholders’ capital	$143,614,594	$131,456,001

NET ASSET VALUE PER UNIT

Class I	$124.53	$124.69

Class II	$132.18	$130.38

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.37%	$526,526	0.23%	$289,625
Currencies	0.82%	1,153,925	0.00%	0
Energy	0.40%	567,816	0.18%	228,104
Interest rates	0.25%	344,675	(0.48)%	(605,606)
Metals	3.96%	5,575,787	4.68%	5,966,762
Stock indices	0.05%	75,527	0.50%	634,115

Net unrealized gain on futures contracts purchased	5.85%	8,244,256	5.11%	6,513,000

Futures contracts sold:
Commodities	(0.02)%	(28,030)	(0.07)%	(90,706)
Currencies	0.03%	41,336	0.18%	232,889
Energy	(0.35)%	(499,185)	(0.31)%	(392,930)
Interest rates	(0.02)%	(21,273)	0.14%	179,376
Metals	(3.41)%	(4,800,420)	(3.92)%	(5,002,295)
Stock indices	(0.09)%	(130,147)	(0.05)%	(60,938)

Net unrealized loss on futures contracts sold	(3.86)%	(5,437,719)	(4.03)%	(5,134,604)

Net unrealized gain on open futures contracts	1.99%	$2,806,537	1.08%	$1,378,396

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	1.30%	$1,832,821	0.03%	$35,552

Forward currency contracts sold:

Net unrealized loss on forward contracts sold	(0.38)%	(536,315)	(0.58)%	(736,687)

Net unrealized gain (loss) on open forward contracts	0.92%	$1,296,506	(0.55)%	$(701,135)

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Purchased Options on Futures Contracts
Fair value of options purchased:
Commodities	0.14%	$201,662	0.33%	$423,237
Energy	0.09%	132,810	1.36%	1,738,150
Metals	0.07%	98,700	0.00%	0
Interest rates	0.00%	0	0.02%	22,265

Total commodity options owned, at fair value (premiums paid $1,269,001 and $2,111,559 at September 30, 2010 and December 31, 2009, respectively)	0.30%	$433,172	1.71%	$2,183,652

Written Options on Futures Contracts
Fair value of options written:
Commodities	0.00%	$0	0.00%	$(1,120)
Energy	(0.01)%	(16,360)	(0.01)%	(9,280)

Total commodity options written, at fair value (premiums received $22,750 and $18,100 at September 30, 2010 and December 31, 2009, respectively)	(0.01)%	$(16,360)	(0.01)%	$(10,400)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Realized	$2,169,127	$5,590,644	$6,095,091	$13,138,026
Change in unrealized	4,189,078	1,952,732	2,516,550	4,834,128
Interest income	27,824	0	73,291	20,956

Total revenues	6,386,029	7,543,376	8,684,932	17,993,110

EXPENSES
Brokerage commissions	174,002	212,073	579,871	457,052
Interest expense	0	3,783	0	3,783
Management fees	176,344	156,782	511,503	463,009
Trading advisor management fees	687,870	636,122	2,003,006	1,983,269
Trading advisor incentive fees	876,391	972,007	1,593,756	2,415,412
Service fee – Class I Units (See Note 5)	502,664	604,180	1,780,142	1,724,643
Sales commission	352,688	313,566	1,023,006	926,019
Offering costs	50,128	155,287	143,326	376,337
Operating expenses	178,157	238,010	528,693	558,435

Total expenses	2,998,244	3,291,810	8,163,303	8,907,959

NET INCOME	$3,387,785	$4,251,566	$521,629	$9,085,151

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income per weighted average Unitholder and Managing Owner Unit
Class I	$2.92	$4.18	$0.24	$8.86

Class II	$3.60	$5.36	$2.24	$10.62

Weighted average number of Units outstanding – Class I	991,215	869,032	964,068	883,727

Weighted average number of Units outstanding – Class II	138,070	115,714	130,179	118,566

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2010
Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133
Additions	164,847.053	20,012,520	0.000	0	21,433.444	2,744,991	0.000	0	186,280.497	22,757,511
Redemptions	(75,038.739)	(9,205,725)	0.000	0	(5,613.249)	(725,836)	0.000	0	(80,651.988)	(9,931,561)
Net income		230,392		0		272,250		18,987		521,629

Unitholders’ capital at September 30, 2010	985,214.775	$122,687,021	0.000	$0	127,261.219	$16,820,831	10,560.643	$1,395,860	1,123,036.637	$140,903,712

Nine Months Ended September 30, 2009
Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058
Additions	112,836.793	13,558,326	0.000	0	9,188.514	1,170,000	0.000	0	122,025.307	14,728,326
Redemptions	(144,651.968)	(17,563,157)	0.000	0	(23,988.848)	(2,972,201)	0.000	0	(168,640.816)	(20,535,358)
Transfers	0.000	0	(9,467.578)	(1,190,639)	0.000	0	9,123.226	1,190,639	(344.352)	0
Net income		7,776,965		49,101		1,206,387		52,698		9,085,151

Unitholders’ capital at September 30, 2009	861,251.967	$111,452,331	0.000	$0	110,513.018	$14,867,140	10,560.643	$1,420,706	982,325.628	$127,740,177

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

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Quantitative Commodities Strategy), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

B.	Regulation (Continued)

As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an independent agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Managed Accounts executes transactions.

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

Redemptions from Series J are permitted on a monthly basis. For Class I Units issued from July 1, 2008 through June 1, 2009, Kenmar Securities Inc. was entitled to a redemption charge for Class I Units redeemed prior to the first anniversary of their purchase of up to 2% of the Net Asset Value per Unit at which they were redeemed. Class I Units issued beginning July 1, 2009 were not subject to a redemption charge. There is no redemption charge associated with the Class II Units.

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

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2010, the condensed statements of operations for the three months ended September 30, 2010 (“Third Quarter 2010”), and for the nine months ended September 30, 2010 (“Year-To-Date 2010”) and for the three months ended September 30, 2009 (“Third Quarter 2009”) and for the nine months ended September 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in unitholders’ capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2010 and the results of its operations for the Third Quarter 2010, Third Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying condensed financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counterparty under a master netting agreement (See Note 8). The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on September 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$2,806,537	$0	$0	$2,806,537
Net unrealized gain on open forward contracts	$0	$1,296,506	$0	$1,296,506
Commodity options owned, at fair value	$0	$433,172	$0	$433,172

Liabilities:
Commodity options written, at fair value	$0	$(16,360)	$0	$(16,360)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,378,396	$0	$0	$1,378,396
Commodity options owned, at fair value	$0	$2,183,652	$0	$2,183,652

Liabilities:
Net unrealized loss on open forward contracts	$0	$(701,135)	$0	$(701,135)
Commodity options written, at fair value	$0	$(10,400)	$0	$(10,400)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements

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

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2010 and December 31, 2009, restricted cash totaled $11,879,347 and $9,367,166, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

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

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,304,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through September 30, 2010.

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2010, the Managing Owner has paid $1,934,669 in ongoing offering costs, of which $1,877,507 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2010, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,298,050 and $1,278,444, respectively. Of the $1,278,444, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Third Quarter 2010 and 2009 and Year-To-Date 2010 and 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

At September 30, 2010, of the $26,011 of offering cost payable listed on the condensed statements of financial condition, $0 is initial offering costs and $26,011 represents ongoing offering cost.

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

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Management fees	$176,344	$156,782	$511,503	$463,009
Operating expenses	49,841	42,937	139,420	125,107

Total	$226,185	$199,719	$650,923	$588,116

Expenses payable to the Managing Owner and its affiliates as of September 30, 2010 and December 31, 2009 were $34,114 and $36,271, respectively. Such amounts are included in accrued expenses payable on the condensed statements of financial condition.

Note 4.	MANAGING OWNER

As of September 30, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the Net Asset Value of Series J. The Managing Owner is not required under the terms of the amended and restated Trust agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (See Note 10).

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

Starting July 1, 2009, Service fee – Class I Units disclosed on the statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, a recapture of the service fee on Units held with no Correspondent Selling Agent (“CSA”).

For the Third Quarter 2010, and Year-To-Date 2010 the Service Fee – Class I Units is composed of the following:

	Third Quarter 2010	Year-To-Date 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$598,419	$1,775,446
Initial upfront 2% sales commission	47,001	371,022
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(142,756)	(366,326)

Total	$502,664	$1,780,142

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

Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0%, 1.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% , 25%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements. For Year-To-Date 2010 and 2009, incentive fees earned by the Trading Advisors were $1,593,756 and $2,415,412, respectively, of which $876,392 remains payable by Series J at September 30, 2010 (See Note 10). Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	MARKET AND CREDIT RISK

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of September 30, 2010 and December 31, 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statement of financial condition.

	September 30, 2010
Description	Assets	Liabilities	Net
Futures contracts	$9,006,110	$(6,199,573)	$2,806,537
Forward Contracts	3,204,944	(1,908,438)	1,296,506
Option Contracts	433,172	(16,360)	416,812

Total gross fair value of derivatives	$12,644,226	$(8,124,371)	$4,519,855

	December 31, 2009
Description	Assets	Liabilities	Net
Futures contracts	$8,024,162	$(6,645,766)	$1,378,396
Forward Contracts	2,082,991	(2,784,126)	(701,135)
Option Contracts	2,183,652	(10,400)	2,173,252

Total gross fair value of derivatives	$12,290,805	$(9,440,292)	$2,850,513

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	MARKET AND CREDIT RISK (CONTINUED)

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2010	Third Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$1,766,389	$631,397	$452,621	$(326,475)
Currencies Contracts	1,532,333	798,620	2,109,891	2,040,421
Energy Contracts	(1,653,001)	(995,711)	(3,173,797)	1,670,781
Interest Rate Contracts	1,478,283	(135,143)	6,740,847	178,522
Metals Contracts	1,356,623	1,698,682	740,391	1,911,976
Stock Indices Contracts	171,213	4,247,004	(1,593,993)	7,138,299
Purchased Options on Futures Contracts	(414,952)	(922,114)	(1,870,179)	(922,114)
Written Options on Futures Contracts	51,660	4,412	226,490	4,412
Forward Currency Contracts	2,069,657	2,216,229	4,979,370	6,276,332

Total	$6,358,205	$7,543,376	$8,611,641	$17,972,154

Line item in Condensed Statements of Operations
Realized	$2,169,127	$5,590,644	$6,095,091	$13,138,026
Change in unrealized	4,189,078	1,952,732	2,516,550	4,834,128

Total	$6,358,205	$7,543,376	$8,611,641	$17,972,154

For the Third Quarter and Year-to-Date 2010, the total number of closed futures contracts was approximately 37,944 and 117,804 respectively, the total number of closed options contracts was approximately 948 and 4,659, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,436,902,337 and $1,833,989,922, respectively.

For the Third Quarter and Year-to-Date 2009, the total number of closed futures contracts was approximately 35,806 and 75,894 respectively, the total number of closed options contracts was approximately 2,417 and 2,417, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,666,800,074 and $1,069,612,733, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009.

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

At September 30, 2010 and December 31, 2009, such segregated assets totaled $23,267,357 and $20,316,765, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $3,274,512 and $3,135,943 at September 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2010, all of Series J’s open futures contracts mature within fifty-one months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Third Quarter 2010 and 2009 and Year-to-Date 2010 and 2009. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2010		September 30, 2010
Per Unit Performance (for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$121.64	$124.69	$128.59	$130.38

Income (loss) from operations:
Net realized and change in unrealized gain(1)	5.57	7.41	5.87	7.82
Interest income(1)	0.02	0.07	0.03	0.07
Expenses(1),(4)	(2.70)	(7.64)	(2.31)	(6.09)

Total income (loss) from operations	2.89	(0.16)	3.59	1.80

Net asset value per Unit at end of period	$124.53	$124.53	$132.18	$132.18

Total Return(4)
Total return before incentive fees	3.01%	1.03%	3.42%	2.55%
Incentive fee	(0.63)%	(1.16)%	(0.63)%	(1.17)%

Total return after incentive fees	2.38%	(0.13)%	2.79%	1.38%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2),(3)	(6.17)%	(6.71)%	(4.52)%	(4.67)%
Incentive fee(4)	(0.63)%	(1.18)%	(0.61)%	(1.18)%

Net investment loss after incentive fees	(6.80)%	(7.89)%	(5.13)%	(5.85)%

Interest income(3)	0.08%	0.07%	0.08%	0.07%

Incentive fees(4)	0.63%	1.18%	0.61%	1.18%
Other expenses(3)	6.25%	6.75%	4.60%	4.72%

Total expenses	6.88%	7.93%	5.21%	5.90%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2009		September 30, 2009
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$125.23	$120.57	$129.48	$123.39

Income from operations:
Net realized and change in unrealized gain(1)	7.58	17.92	7.93	18.45
Interest income(1)	0.00	0.02	0.00	0.02
Interest expense(1)	0.00	0.00	0.00	0.00
Other expenses(1),(5)	(3.40)	(9.10)	(2.88)	(7.33)

Total income from operations	4.18	8.84	5.05	11.14

Offering costs(1),(5)	0.00	0.00	0.00	0.00

Net increase for the period	4.18	8.84	5.05	11.14

Net asset value per Unit at end of period	$129.41	$129.41	$134.53	$134.53

Total Return(4)
Total return before incentive fees	4.12%	9.32%	4.73%	11.02%
Incentive fees	(0.78)%	(1.99)%	(0.83)%	(1.99)%

Total return after incentive fees	3.34%	7.33%	3.90%	9.03%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2),(3),(5)	(7.69)%	(7.32)%	(5.54)%	(5.17)%
Incentive fees(4)	(0.77)%	(1.98)%	(0.82)%	(1.96)%

Net investment loss after incentive fees	(8.46)%	(9.30)%	(6.36)%	(7.13)%

Interest income(3)	0.00%	0.02%	0.00%	0.02%

Incentive fees(4)	0.77%	1.98%	0.82%	1.96%
Interest expense(3)	0.01%	0.00%	0.01%	0.00%
Other expenses(3),(5)	7.68%	7.34%	5.53%	5.19%

Total expenses	8.46%	9.32%	6.36%	7.15%

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

From October 1, 2010 through November 12, 2010, there were subscriptions and redemptions, inclusive of transfers, of $3,271,811 and $1,420,982, respectively.

Effective October 1, 2010 Series J entered into an amendment to change the management and incentive fee charged to some of its Trading Advisors. Series J will pay Eagle, Graham, Krom, and Paskewitz monthly management fees at the annual rate of 1.5%, 2.0%, 1.5%, and 1.0% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010 Series J will pay Eagle, Graham, Krom, and Paskewitz an incentive fee accrued monthly and paid quarterly of 25%, 20%, 25%, and 25% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements. Effective January 1, 2011, Ortus’ management and incentive fees shall be 1.0% and 25%.

Effective October 1, 2010 Series J will pay a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors and the Trust.

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, or (iii) corporate bonds or notes. At the end of each month, the Managing Owner will be paid 1/12 of 50% (a 50% annual rate) of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2010 (“Third Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. As of September 30, 2010, the Managing Owner and or its affiliates have purchased and maintained an interest in Registrant in an amount less than 1% of the Net Asset Value of Registrant. The Managing Owner is not required under the terms of the amended and restated Trust Agreement to maintain a 1% interest.

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

Beginning April 1, 2010, the Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15V Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly.

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

Effective October 1, 2010 Series J entered into an amendment to change the management and incentive fee charged by some of its Trading Advisors. Series J will pay Eagle, Graham, Krom, and Paskewitz monthly management fees at the annual rate of 1.5%, 2.0%, 1.5%, and 1.0% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010 Series J will pay Eagle, Graham, Krom, and Paskewitz an incentive fee accrued monthly and paid quarterly of 25%, 20%, 25%, and 25% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements. There is no change in management or incentive fee rates for Crabel or Tudor.

Effective January 1, 2011, Ortus’ management and incentive fees shall be 1.0% and 25%.

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

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from independent third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. (EST). on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains at September 30, 2010, $2,806,537 or 62.09% are classified as Level 1 and $1,713,318 or 37.91% as Level 2. Of the Registrant’s unrealized gains at December 31, 2009, $1,378,396 or 48.36 % are classified as Level 1 and $1,472,117 or 51.64% as Level 2. There are no Level 3 investments at September 30, 2010 or December 31, 2009.

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

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2010 resulted in additional gross proceeds to Registrant of $156,479,314.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2010

Subscriptions of Limited Interests and General Interests for the Third Quarter 2010 were $5,243,234 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2010 were $5,098,978 and $0, respectively.

Third Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended September 30, 2009 (“Third Quarter 2009”) were $5,824,548 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2009 were $6,482,241 and $0, respectively.

Liquidity

At September 30, 2010, approximately 100% of Registrant’s net assets were allocated to commodities trading. A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Third Quarter 2010 and Third Quarter 2009:

Third Quarter 2010

The third quarter of 2010 was a roller coaster ride in the financial markets, with two months of powerful rallies sandwiching a month of risk aversion. While economic data published during the quarter showed a softening U.S. economy, it took a backseat to policymakers’ actions. Widespread expectations of another round of quantitative easing (“QE”) by the Federal Reserve (“Fed”) spurred hopes of reflation in asset prices. Moreover, the European Central Bank’s (“ECB”) success in containing the financial market fallout of the sovereign debt problem as well as keeping the banking system liquid and stable helped resuscitate confidence in the euro and the Eurozone economy. In that context, better-than-expected data out of Europe and especially robust growth in Germany buoyed financial markets even though problems in the troubled members of the Eurozone festered. U.S. Gross Domestic Product growth decelerated further in the second quarter to a 1.7% annual rate. The tone of economic data during the third quarter was mixed. Business spending was firm and consumer spending stabilized after weakening in the second quarter, housing dipped to new lows, with home sales reflecting the expiration of the Obama administration tax credits. Meanwhile, the U.S. labor markets remained disappointing throughout the third quarter and many market participants are predicting that the U.S. will enter into another recession over the next few quarters.

Despite the powerful rally in risk assets during the third quarter and the lack of flight to safety demand, U.S. Treasury bonds had another solid rally. The 10-year yield ended the quarter lower. While yields backed up a little in early September, the widespread expectations of QE lead to a smart rally in the second half of September. The Fed, the ECB, the Bank of England and the Bank of Japan all kept key rates unchanged throughout the quarter.

Increased confidence in the euro, the widespread rally in risk assets and the anticipation of the Fed’s second wave of QE all triggered a halt to the U.S. dollar rally that began in November 2009. The U.S. Dollar Index dropped 8.5%. Among the major currencies, the euro rose 10.7% and was the largest gainer against the dollar. The Swiss franc increased by 9.0%, and breached parity for the first time since early 2008. The British pound experienced more modest gains, appreciating by more than 5.3% to cap the quarter. Surprisingly, despite the risk-on environment, the Japanese yen remained strong increasing by 5.6% against the greenback and reached levels not seen since 1995. The Australian dollar surged 13.7% on the back of the commodity rally, robust economic data and surging exports to Asia. The Canadian dollar gained 2.9%.

Global equities rallied smartly in the third quarter. In the U.S., earnings continued to beat expectations. The gains were broad-based across the sectors, with technology leading the charge and financials lagging. The Dow Jones Industrial Average, S&P 500 and Nasdaq gained approximately 10.4%, 12.3% and 10.7%, respectively for the quarter. European equities snapped back even more powerfully, as the STOXX 600, a broad measure of European equities, surged approximately 18.9%, in dollar terms. The CAC, FTSE and DAX closed the quarter with gains of approximately 7.9%, 12.7% and 4.4% respectively. Pacific Rim markets posted mixed results during the quarter. Japan failed to participate in the global rally as the Nikkei edged down 0.1%. However, the Hang Seng rose 11.1% and the Korean Kospi gained 10.3%. The Australian All Ordinaries Index posted a 7.2% increase.

Commodities had a robust quarter, not surprising given the broad-based risk-aversion. Among the major commodities, only natural gas and cocoa declined during the quarter, while many commodities registered solid double-digit gains. Crude oil rose 6.9% and was one of the laggards in the commodity space, as the Organization for Economic Co-Operation and Development (“OECD”) demand continued to be soft. Natural gas plunged 22.5%, handily wiping out the previous quarter’s gain due to an oversupplied market. Heating oil ended the quarter with an approximate 13.6% gain, and reformulated gasoline rose a modest 3.2%.

Gold continued its steady climb, rising 8.3% to a record high. The growing fears of global competitive currency devaluation fueled the yellow metal rally. Silver soared by 22.7% as the engines of industrial and investment demand fired on all cylinders throughout the quarter. Base metals recorded large increases as well. Copper, aluminum and nickel ended the quarter with gains of 26.7%, 21.5% and 23.2%, respectively.

Price increases in agricultural commodities were the strongest in the commodity sector during the quarter. Sugar posted the largest gain with a 55.4% surge. Wheat surged on bad harvests and export clampdowns in Russia. The other grains and cotton were also strong performers during the quarter. Cotton soared as the world’s textile mills, nervous about a global shortage of cotton, propelled prices of the fiber to their highest levels in 15-years.

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

However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of Third Quarter 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Third Quarter 2010 and 2009.

Third Quarter 2010

As of September 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	34.25%

Energies	13.40%

Grains	4.02%

Indices	24.13%

Interest Rates	7.05%

Meats	0.13%

Metals	15.86%

Tropicals	1.16%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Third Quarter 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the Australian dollar, Japanese yen, South African rand and the Swiss franc. The majority of losses were experienced in the euro, Canadian dollar, British pound and Mexican peso.

Energies: (-) Registrant experienced gains in Brent crude and natural gas. The majority of losses were experienced in crude, reformulated gasoline and heating oil.

Grains: (+) Registrant experienced gains in wheat, corn, soybeans and cotton. The majority of losses were experienced in bean oil.

Indices: (+) Registrant experienced a majority of its gains in the Dow Jones Industrial Average, Nasdaq, S&P 500 and the Taiwan Index. Losses were incurred in the Nikkei, CAC, DAX and DJ STOXX.

Interest Rates: (+) Registrant experienced a majority of its gains in the German Bund, US Treasuries and Eurodollar. The majority of losses were experienced in Australian Bonds, Japanese Government Bonds, German Bobl and the Euribor Liffe.

Meats: (+) Registrant experienced a majority of its gains in live cattle. Losses were incurred in live hogs.

Metals: (+) Registrant experienced gains in gold, copper, nickel, tin, palladium, silver and platinum. Losses were incurred in aluminum.

Softs: (+) Registrant experienced gains in sugar, coffee and citrus. Losses were incurred in cocoa.

Third Quarter 2009

As of September 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	41.75%

Energies	3.44%

Grains	7.25%

Indices	20.46%

Interest Rates	16.08%

Meats	0.56%

Metals	7.69%

Tropicals	2.77%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Third Quarter 2009 were as follows:

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

Results of Operations

Third Quarter 2010

The Net Asset Value per Interest of Class I as of September 30, 2010 was $124.53, increase of $2.89 from the June 30, 2010 Net Asset Value per Interest of $121.64.

The Net Asset Value per Interest of Class II as of September 30, 2010 was $132.18, increase of $3.59 from the June 30, 2010 Net Asset Value per Interest of $128.59.

Registrant’s average net asset levels during the Third Quarter 2010 were approximately $140,470,000, an increase of approximately $15,613,000 as compared to the Third Quarter 2009, primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the Third Quarter 2010 was 2.38% and 2.79%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Third Quarter 2010 were approximately $6,358,000.

Commissions and other transaction fees for the Third Quarter 2010 were approximately $174,000, a decrease of approximately $38,000 as compared to the Third Quarter 2009, primarily due to a decrease in trading volumes.

Management fees to the Trading Advisors for the Third Quarter 2010 were approximately $688,000, an increase of approximately $52,000 as compared to the Third Quarter 2009, primarily due to the increase in average net asset levels discussed above.

Management fees to the Managing Owner during the Third Quarter 2010 were approximately $176,000, an increase of approximately $19,000 as compared to the Third Quarter 2009, primarily due to the increase in average net asset levels discussed above.

Service Fees for the Third Quarter 2010 were approximately $503,000 a decrease of approximately $101,000 as compared to the Third Quarter 2009, primarily due to an increase in Registrant’s recapture of 1/12 of the 2% service fee on select Units. Sales Commissions for the Third Quarter 2010 were approximately $353,000 an increase of approximately $39,000 as compared to the Third Quarter 2009, primarily due to the increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Third Quarter 2010 were approximately $876,000.

Operating expenses were approximately $178,000 for the Third Quarter 2010. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were for the Third Quarter 2010 were approximately $50,000.

Third Quarter 2009

The Net Asset Value per Interest of Class I as of September 30, 2009 was $129.41, an increase of $4.18 from the June 30, 2009 Net Asset Value per Interest of $125.23.

The Net Asset Value per Interest of Class II as of September 30, 2009 was $134.53, an increase of $5.05 from the June 30, 2009 Net Asset Value per Interest of $129.48.

Registrant’s average net asset levels during the Third Quarter 2009 were approximately $124,857,000, an increase of approximately $10,674,000 as compared to the Third Quarter 2008, primarily due to positive trading performance and the effect of additional subscriptions.

Registrant’s performance for Class I and Class II for the Third Quarter 2009 was 3.34% and 3.90%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Third Quarter 2009 were approximately $7,543,000.

Commissions and other transaction fees for the Third Quarter 2009 were approximately $212,000, an increase of approximately $108,000 as compared to Third Quarter 2008 primarily due to increased trading volumes and increase average net asset levels discussed above.

Management fees to the Trading Advisors for the Third Quarter 2009 were approximately $636,000, an increase of approximately $18,000 as compared to Third Quarter 2008 primarily due to increased average net asset levels discussed above.

Service Fees and Sales Commissions for the Third Quarter 2009 were approximately $604,000 and $314,000, respectively, an increase of approximately $97,000 and $21,000 as compared to Third Quarter 2008 primarily due to increased average net asset levels discussed above.

Registrant pays the Managing Owner a management fee calculated on Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner during the Third Quarter 2009 were approximately $157,000, an increase of approximately $11,000, as compared to Third Quarter 2008 primarily due to increased average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Third Quarter 2009 were approximately $972,000.

Operating expenses were approximately $238,000 for the Third Quarter 2009. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs during Third Quarter 2009 were approximately $155,000, an increase of approximately $124,000 as compared to Third Quarter 2008, primarily due to increased average net asset levels discussed above.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2010.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2010 and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $141 million and $128 million, respectively.

	September 30, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,168,557	0.83%	$1,914,256	1.50%
Currencies	$5,673,200	4.02%	$6,656,831	5.22%
Commodities	$5,730,435	4.06%	$3,580,470	2.81%
Stock indices	$3,997,600	2.84%	$4,379,867	3.43%

Total	$16,569,792	11.75%	$16,531,425	12.96%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2010 and 2009 based upon Registrant’s total average capitalization of approximately $140 million and $125 million, respectively.

	Third Quarter 2010		Third Quarter 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,563,934	1.12%	$1,888,814	1.53%
Currencies	$4,878,281	3.49%	$6,679,452	5.41%
Commodities	$4,406,703	3.15%	$2,435,568	1.97%
Stock indices	$2,745,385	1.96%	$2,932,222	2.37%

Total	$13,594,302	9.73%	$13,936,056	11.28%

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

Based on average trading value at risk during the Third Quarter 2010, Registrant experienced a decrease in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2009.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2010, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, Japanese Yen, Australian Dollar, Swiss Franc and Canadian Dollar. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interest (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through October 1, 2005.

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

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20

Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.,
its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: November 12, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 12, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)