Form 10-K
period 2010-12-31
World Monitor Trust III - Series J
filed 2011-03-18
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of Registrant as specified in its charter)

Delaware	20-2446281
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(914) 307-7000

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

Yes  ☐    No  ☒

The value of Unitholders’ Interests in the Registrant as of June 30, 2010 is $135,570,352.

As of March 1, 2011 there were 1,180,925.3521 Unitholders’ Interests outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J ( the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of Registrant’s financial statements included in its annual report for the year ended December 31, 2010 (“Registrant’s 2010 Annual Report”), which is filed as an exhibit herewith).

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As Registrant’s Managing Owner, Kenmar Preferred conducts and manages the business of Registrant.

Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in Registrant.

Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the trading advisors, the Trust and other administrative services. Effective October 1, 2010 Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that, Registrant’s Units of beneficial interest are no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are “accredited investors”. Current investors that are not “accredited investors” are not required to redeem their current Units, but are not able to purchase additional Units.

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

The Trading Advisors and the Trading Vehicles

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, the Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly. Effective December 31, 2010, the Managing Owner terminated the managed account agreement with Graham, See Notes 10 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

Registrant pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0%, 1.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective Advisory Agreements. Additionally, Registrant pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% , 25%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective Advisory Agreements.

Effective October 1, 2010, Registrant entered into an amendment to change the management and incentive fee charged to some of its Trading Advisors. Registrant will pay Eagle, Graham, Krom, and Paskewitz monthly management fees at the annual rate of 1.5%, 2.0%, 1.5%, and 1.0% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010, Registrant will pay Eagle, Graham, Krom, and Paskewitz an incentive fee accrued monthly and paid quarterly of 25%, 20%, 25%, and 25% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements. Effective January 1, 2011, Ortus’ management and incentive fees shall be 1.0% and 25%.

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

The Administrator

Spectrum Global Fund Administration, L.L.C., a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. (the “Administrator”), is the administrator of Registrant and provides certain administration and accounting services pursuant to the terms of a Services Agreement with Registrant dated as of May 23, 2007. The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. Spectrum also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum Global Fund Administration, L.L.C. The Administrator now refers to either AlphaMetrix360, LLC or Spectrum Global Fund Administration, L.L.C. depending on the applicable period discussed, See Note 10 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6, 7 and 8 of Registrant’s 2010 Annual Report which is filed as an exhibit herewith.

Financial Information about Segments

Registrant’s business constitutes only one segment for financial reporting purposes. Registrant does not engage in the production or sale of any goods or services. The objective of Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about Registrant’s business, as of December 31, 2010, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

ITEM 1A.	RISK FACTORS

(1)	Loss of Capital; No Guarantee of Profit

All investments risk the loss of capital. While the Managing Owner believes that Registrant’s investment program may moderate this risk to some degree through a diversification of investment strategies and markets used by the Advisors to which Registrant will allocate assets, no guarantee or representation is made that Registrant’s program will be successful or that Unitholders will not lose some or all of their investment in Registrant. The Trust’s investment program includes the selection of Advisors who utilize such investment techniques as short sales, leverage, uncovered option transactions, and limited diversification, which practices can, in certain circumstances, maximize the adverse impact on invested assets.

(2)	Speculative and Volatile Market and Highly Leveraged Trading

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

Supply and demand for investments change rapidly and are affected by a variety of factors, including interest rates, rates of inflation and general trends in the overall economy or particular industrial or other economic sectors. Government actions, especially those of the Federal Reserve Board and other central banks, have a profound effect on interest rates that, in turn, affect the price of investments. In addition, a variety of other factors that are inherently difficult to predict, such as domestic and international political developments, governmental trade and fiscal policies, monetary and exchange control programs, currency devaluations and revaluations; and emotions of the marketplace, patterns of trade and war or other military conflict can also have significant effects on the markets. None of these factors can be controlled by the Advisors. Advisors may have only limited ability to vary their portfolios in response to changing economic, financial and investment conditions. No assurance can be given as to when or whether adverse events might occur which could cause significant and immediate loss in value of Registrant. Even in the absence of such events, trading investments can quickly lead to large losses. No assurance can be given that the advice of the Advisors will result in profitable trades for Registrant or that Registrant will not incur substantial losses.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to one or more of its Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit such Advisor(s) to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to an Advisor, the Managing Owner has no current plans to do so.

(3)	Past Performance

Each Advisor selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection. You should not rely on the Advisors’ or the Managing Owner’s performance record to date for predictive purposes. You should not assume that any Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to that Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Units at different times, you may experience a loss on your Units even though the Series as a whole is profitable and even though other investors in the Series experience a profit. The past performance of the Series may not be representative of your investment experience in it.

(4)	Importance of General Market Conditions to Profitability

General economic and business conditions may affect an Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of investor participation in the financial markets for both equities and interest-sensitive investments may affect the value of investments purchased by Registrant. Unexpected volatility or illiquidity in the markets in which Registrant, directly or indirectly, holds positions could impair Registrant’s ability to carry out its business or cause it to incur losses. Moreover, although there can be no assurance that they will, certain Advisors trade profitably during periods when major price movements occur. Such movements generally occur in any given market only infrequently, and during periods of static or “whipsaw” markets it is unlikely that those Advisors will achieve profits for Registrant.

(5)	Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Trust is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to each Advisor based on such Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include asset-based fees of up to 5.50% per annum for Class I Unitholders and up to 3.50% per annum for Class II Unitholders, which includes the Managing Owner’s Management Fee of 0.50%, the Advisors’ weighted average Base Fee of 1.50% (although the actual Base Fee for a particular Advisor may be lower or higher than 1.50% per annum and may be as much as 2.00% per annum), the Selling Agent’s Sales Commission of 1.00%, Organization and Offering Expenses of up to 0.50% and, in the case of Class I, the Service Fee of 2.00% (although the actual Service Fee may be higher or lower). In addition, Registrant is subject to incentive fees generally equal to 20% of net profits on a cumulative high water mark basis although he actual incentive fee for a particular Advisor may be lower or higher than 20% and may be as much as 25%. The Advisors’ fees are based on a variety of factors, including the fees an Advisor charges to other clients.

The Trust is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant (including the higher Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

(6)	Trading Decisions Based on Technical Strategies

The trading systems used by certain Advisors are based in large part on trading strategies that seek to take into account certain “technical” factors in identifying price trends and price movements. The buy and sell signals generated by a technical trading system are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events but generally upon a study of actual daily, weekly, and monthly price fluctuations. The profitability of any diversified technical trading strategy depends upon the occurrence in the future of major price moves or trends in some futures and other investments. In the past there have been periods without discernible trends and presumably similar periods will occur in the future. The best trading strategy will not be profitable if there are no trends of the kind it seeks to follow. Any factor that may lessen the prospect of major trends in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that any trading strategy will be profitable in the future. Any factor that would make it more difficult to execute trades at the system’s signal prices, such as a significant lessening of liquidity in a particular market, also would be detrimental to profitability. The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Graham, Eagle, Crabel and Tudor employ technical programs.

(7)	Possible Effects of Other Trend-Following Systems

Trading strategies employing trend-following signals based on technical analysis are not new, and, if many traders in addition to the Advisors follow very similar strategies, a bunching of buy and sell orders could occur. It is possible that there has been an increase in recent years in both the use of trend-following strategies and the overall volume of trading and liquidity of the futures markets. Consequently, it is difficult to determine whether the total amount of funds traded on a trend-following basis, either for futures or securities as a whole or for a particular futures or security is greater in proportion to the overall volume and liquidity of the futures or securities markets than in the past. The effect of the increase, if any, in the proportion of funds traded pursuant to trend-following strategies in recent years cannot be predicted. Any such increase, however, could alter trading patterns or affect execution of trades to the detriment of Registrant.

(8)	Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders, while they may utilize market charts, computer programs and compilations of quantifiable fundamental information to assist them in making trading decisions, make such decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. Such traders may be more prone to subjective judgments that may have greater potentially adverse effects on their performance than systematic traders, which emphasize eliminating the effects of “emotionalism” on their trading. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach. Discretionary traders, like trend-following traders, are unlikely to be profitable unless major price movements occur. Discretionary traders are highly unpredictable, and can incur substantial losses even in apparently favorable markets.

Krom employs a discretionary program. The other Advisors are not currently employing a discretionary strategy on behalf of Registrant, although each reserves the right to make discretionary decisions.

(9)	Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and futures to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular futures. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

The programs utilized by Graham, Eagle, Ortus, Crabel, Tudor and Paskewitz are systematic trading strategies.

(10)	Decisions Based Upon Fundamental Analysis May Not Result in Profitable Trading

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

(11)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Because futures, forwards and options have historically been non-correlated to the performance of other asset classes such as stocks and bonds, the Managing Owner believes that managed futures funds like Registrant can diversify a traditional portfolio of equities and bonds. However, the Managing Owner cannot assure you that Registrant will perform with a significant degree of non- or low-correlation to Unitholders’ other investments in the future.

Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and Registrant may have no gains to offset your losses from other investments.

(12)	Broad Indices May Perform Quite Differently From Individual Investments

In the discussion under “Investment Factors,” the concepts of overall portfolio diversification and non-correlation of asset classes are discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index, and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the “Barclay CTA Index” is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of advisors and not of a single fund or advisor. Therefore, the performance of Registrant will be different than that of the Barclay CTA Index and the Barclay Currency Index.

(13)	Effectiveness of Risk Reduction Techniques

Advisors may employ various risk reduction strategies designed to minimize the risk of their trading positions. A substantial risk remains, nonetheless, that such strategies will not always be possible to implement and even when possible will not always be effective in limiting losses. If an Advisor analyzes market conditions incorrectly, or employs a risk reduction strategy that does not correlate well with an Advisor’s investments, such risk reduction techniques could result in a loss, regardless of whether the intent was to reduce risk or increase return. These risk reduction techniques may also increase the volatility of Registrant and/or result in a loss if the counterparty to the transaction does not perform as promised.

(14)	Volatility

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Price movements of futures and forward contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Financial instrument and foreign currency futures prices are influenced by, among other things, interest rates, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions, and currency devaluations and revaluations. Consequently, you could lose all or substantially all of your investment in Registrant.

(15)	Low Margin

Because low margin deposits are normally required, an extremely high degree of leverage is obtainable in futures trading. In addition, certain of the Advisors may trade using leverage through borrowing. Consequently, a relatively small price movement in a futures contract may result in immediate and substantial losses. Thus, like other highly leveraged investments, any purchase or sale of a futures contract may result in losses that substantially exceed the amount invested, although Unitholders will not be liable for losses that exceed their investment in Registrant.

(16)	Daily Price Fluctuation Limits

Certain futures exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a contract for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract cannot be taken or liquidated unless both a buyer and seller are willing to effect trades at or within the limit. In the past, futures prices have moved the daily limit for several consecutive days with little or no trading. In addition, even if futures prices have not moved the daily limit, the Advisors may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place (a “thin” market). Similar occurrences, or regulatory intervention in the futures markets, could prevent the Advisors from promptly liquidating unfavorable positions and adversely affect operations and profitability.

(17)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

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

(18)	Trading on non-U.S. Exchanges and Currency Exchange Rate Fluctuations

Certain of the Advisors are expected to engage in some or all of its trading on non-U.S. exchanges and other markets located outside of the United States (“Foreign Markets”). Trading in such Foreign Markets is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. There is no limit to the percentage of Trust assets that may be committed to trading on Foreign Markets. Neither CFTC regulations nor regulations of any other U.S. governmental agency apply to the actual execution of transactions on Foreign Markets. Some Foreign Markets, in contrast to domestic exchanges, are “principals’ markets” in which performance is the responsibility only of the individual member with whom the trader has entered into a futures transaction and not of the exchange or clearing corporation. Due to the absence of a clearing house system on certain Foreign Markets, such markets are significantly more susceptible to disruptions than are U.S. exchanges and, therefore, trading thereon potentially is subject to greater risks than trading in the United States. In the case of trading on non-U.S. exchanges, Registrant will be subject to the risk of the bankruptcy or other inability of, or refusal by, such member or the counterparty to perform with respect to such transactions. Any such failure could subject Registrant to substantial losses or substantial reductions of the profits they might otherwise have realized. The Trust also may not have the same access to certain trades as do various other participants in non-U.S. markets.

Investors could incur substantial losses from trading in Foreign Markets by Registrant to which such investors would not have been subject had the Advisors limited their trading to U.S. markets.

Furthermore, because Registrant will make Net Asset Value determinations in U.S. dollars, with respect to trading on Foreign Markets Registrant will be subject to the risk of fluctuation in the exchange rate between the local currency and dollars and to the possibility of exchange controls. Unless Registrant hedges itself against fluctuations in exchange rates between the U.S. dollar and the currencies in which trading is done on such Foreign Markets, any profits which Registrant might realize in such trading could be eliminated as a result of adverse changes in exchange rates and Registrant could even incur losses as a result of any such changes.

Although the CFTC is prohibited by statute from promulgating rules which govern in any respect any rule, contract term, or action of any foreign futures exchange, the CFTC has adopted regulations to regulate the sale of foreign futures contracts and foreign options within the United States. These regulations may restrict Registrant’s access to Foreign Markets by limiting the activities of certain participants in such markets with whom Registrant could otherwise have traded.

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Advisor/ Program	Approximate Percentage/ Range
Graham K4D-15V Program	30-40%*

Eagle Momentum Program	30-40%

Ortus Currency Program	0%

Krom Commodity Diversified Program	30%

Crabel Two Plus Program	40%

Tudor Quantitative Commodities Strategy	40-50%

Paskewitz Contrarian Stock Index Program	0%

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

*Currently, in its allocation of maximum exposures to different markets and sectors, the exposure of Graham’s K4D-15V allocated to trades on foreign exchanges is set by its system at approximately 30-40%, meaning that if identifiable trends existed in all the markets Graham’s K4D-15V trades over an entire year, the approximate percentage range of assets of Graham’s K4D-15V allocated for trading on foreign exchanges would be approximately 30-40%. The actual percentage of Graham’s K4D-15V assets traded on foreign exchanges over any period of time, however, depends greatly on trading conditions and can therefore vary widely. For example, to the extent there are no trends on domestic exchanges, Graham’s K4D-15V would minimize its trading on them, thereby increasing the actual percentage of Graham’s K4D-15V assets traded on foreign exchanges. It is therefore quite possible that though the theoretical allocation to foreign markets is set at approximately 30-40% of its assets, Graham’s K4D-15V’s actual percentage trading on foreign exchanges for a given period may be much higher, in consequence of domestic markets offering fewer trading opportunities.

(19)	Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

In the event of an FCM’s, bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(20)	New Futures Contracts

As described above, only those futures designated by the CFTC may be traded on U.S. futures exchanges. Periodically, additional futures contracts may be designated as approved futures contracts by the CFTC or other foreign regulatory authorities. The Advisors may determine that it is appropriate to trade in such new futures contracts on behalf of Registrant. Because such futures contracts will be new, there can be no assurance that the trading strategies of the Advisors will be applicable to any new futures contracts in which such Advisors choose to trade. The markets in new futures contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. This presents both significant profit potential and a corresponding high risk potential.

(21)	Exchanges for Physicals

The Advisors may engage in exchanges for physicals. The CFTC and certain exchanges have from time to time examined the propriety under their regulations of transactions involving exchanges for physicals. The Advisors in the future may be prevented from making use of this trading technique for Registrant.

(22)	Futures Risk Disclosure

Futures trading is speculative. Price movements of futures contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Changing crop prospects occasioned by unexpected weather or damages by insects and plant diseases make it difficult to forecast supplies of agricultural commodities. Similarly, demand is also difficult to forecast due to such factors as variable world production patterns, unexpected purchases by foreign countries and continued changes in domestic needs. Financial instrument futures prices are influenced primarily by changes in interest rates. Foreign currency futures prices are influenced by, among other things, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions and currency devaluations and revaluations. In addition, in the event that an Advisor with which Registrant invests trades on foreign exchanges, unless such entity hedges itself against fluctuations in the exchange rate between the United States dollar and the currencies in which trading is done on some foreign exchanges, any profits which it might realize in trading on such exchanges could be eliminated by adverse changes in the exchange rate or it could incur losses as a result of any such fluctuations.

(23)	Forward Contracts, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

A forward contract is a contractual obligation to buy or sell a specified quantity of a currency or other futures at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. However, because forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

The Trust may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

(24)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Advisors (Graham, Ortus and Crabel, in particular) will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. Certain other Advisors (Krom, for example) may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Certain other Advisors (Eagle, in particular) may trade foreign exchange through futures and/or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(25)	Options Trading

Certain of the Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. An option on an investment gives the purchaser of the option the right but not the obligation to take a position at a specified price (the “striking,” “strike” or “exercise” price) in an investment. A “call” option gives the purchaser the right (but not the obligation) to buy the Underlying Interest during a certain period of time for a fixed price. A “put” option gives the purchaser the right (but not the obligation) to sell the Underlying Interest during a certain period of time for a fixed price. An option is purchased for its intrinsic value, if any, plus a premium, representing the time value of that option. Unless the price of the Underlying Interest increases in the case of a call option (or decreases in the case of a put option) by at least the time value of that option, Registrant may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before Registrant would recover the entire amount of such premium.) Conversely, if an Advisor sells an option (whether a call or a put), Registrant will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the Underlying Interest in the event the option is assigned. The seller (or “writer”) of an option is obligated to take a position at a specified price opposite to the option buyer if the option is exercised. Thus, in the case of a call option, the seller must be prepared to sell the underlying investment at the strike price if the buyer should exercise the option. A seller of a put option, on the other hand, stands ready to buy the underlying investment at the strike price. A trader who sells options may be subject to loss in an amount equal to (or, on rare occasions, greater than) the entire price movement that occurs in the Underlying Interest (less any premium received) from the date he/she sold the option until the date he liquidates such position.

Both the purchasing and selling of call and put options entail risks. For the purchaser of an option, unless the price of the underlying investment increases (in the case of a call option) or decreases (in the case of a put option) by at least the time value of that option, Registrant may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before Registrant would recover the entire amount of such premium.) If an Advisor sells an option (whether a call or a put), Registrant will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the underlying investment in the event the option is assigned. Although an option buyer’s risk is limited to the amount of the original investment for the purchase of the option, an investment in an option may be subject to greater fluctuation than is an investment in the underlying investments. In theory, an uncovered call writer’s loss is potentially unlimited, but in practice the loss is limited by the term of existence of the call. The risk for a writer of a put option is that the price of the underlying investment may fall below the exercise price. Certain of the Advisors may engage in substantial option activities.

The ability to trade or exercise options may be restricted in the event that trading in the underlying investment becomes restricted. Options trading on U.S. futures exchanges is subject to regulation by both the CFTC and such exchanges. Options trading on foreign exchanges is not regulated by the CFTC.

(26)	Derivative Instruments in General

The Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i) Tracking — When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Advisor from achieving the intended hedging effect or expose Registrant to the risk of loss.

(ii) Liquidity — Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Advisor may not be able to close out a position without incurring a loss.

(iii) Leverage — Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by Registrant and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject Registrant to additional legal risks, operations risks and valuation risks.

(27)	Over-the-Counter Trading

Investments to be purchased or sold by the Advisors will include investments not traded on an exchange, including, but not limited to, swap transactions and spot and forward foreign currency transactions. OTC options, unlike exchange-traded options, are two-party contracts with price and other terms negotiated by the buyer and seller. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which Registrant can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for investments that are not traded on an exchange. Investments not traded on exchanges are also not subject to the same type of government regulation as exchange traded instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with such transactions. To the extent that Registrant engages in these transactions, Registrant must rely on the creditworthiness of its counterparty. In certain instances, counterparty or credit risk is affected by the lack of a central clearinghouse for foreign exchange trades. To reduce their credit risk exposure, Registrant may trade in the forward foreign currency market through money center banks and leading brokerage firms.

The recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.

The percentage of Registrant’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trades approximately the following percentages in the OTC trading:

•	Eagle has not historically allocated more than 10% of its assets under management in its Eagle Momentum Program to OTC instruments;

•	Graham allocate a large majority of its foreign exchange trading to OTC instruments;

•	Ortus expects to allocate 100% of the assets allocated to it to OTC instruments;

•	Krom does not allocate any of its assets in its Commodity Diversified Program to OTC trading;

•	Crabel allocates approximately 15% of the volatility in the Two Plus Program to OTC trading;

•	Tudor does not allocate any of its assets to OTC trading; and

•	Paskewitz does not allocate any of its assets to OTC trading.

(28)	Possible Illiquid Markets May Exacerbate Losses

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

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which an Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of OTC instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(29)	Default and Counterparty Risk

Certain of the markets in which the Advisors will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealer are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in such OTC investments by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Such OTC trading may expose Registrant to credit risk with regard to parties with which it trades and the risk of settlement default. Unlike exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries, the participants in OTC transaction are typically not subject to credit evaluation and regulatory oversight as are Unitholders of “exchange based” markets. This exposes Registrant to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing Registrant to suffer a loss. In addition, in the case of a default of a counterparty, Registrant could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Registrant has concentrated its transactions with a single or small group of counterparties. The Trust may not have an internal credit function that evaluates the creditworthiness of their counterparties. The ability of Registrant to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by Registrant.

It is expected that all investments deposited with custodians or Brokers will be clearly identified as being assets of Registrant and should not expose Registrant to a credit risk with regard to such parties. However, it may not always be possible to achieve this and there may be practical or time problems associated with enforcing Registrant’s rights to its assets in the case of an insolvency of any such party.

(30)	Investment of Non-Margin Assets May Increase Risks to Registrant

The Managing Owner may invest certain non-margin assets (directly or indirectly through investment funds) in certain securities permitted by applicable rules and regulations. While such investments may increase interest income, and although the types of securities that may be invested in are limited by CFTC regulations, investment in such securities may be riskier than having 100% of the proceeds of the offering of the Units deposited in cash in segregated accounts in the name of Registrant at the clearing brokers or another eligible financial institution. As a result, the returns on the investment of non-margin assets may be lower than anticipated, which would cause the cost of investment in the Units to increase.

(31)	Losses by an Advisor Could Deplete All of the Assets of Registrant, Including Assets that Were Allocated for Management by Another Advisor

Because Registrant allocates its assets to managed accounts, it is theoretically possible that catastrophic losses by a single Advisor to a managed account could deplete all the assets of Registrant, even those assets that were allocated for management to other Advisors. Catastrophic losses by an Advisor to a managed account in excess of the amount of the assets allocated to such Advisor could occur as a result of the high degree of embedded leverage in the instruments being traded and the trading strategies being employed by each of the Advisors. If such losses were to occur, they could be liabilities of Registrant generally and all of the assets of Registrant could be available to Registrant’s creditors to satisfy claims attributable to the Advisor whose strategies resulted in such catastrophic losses.

(32)	Increased Costs of Frequent Trading

Many of the strategies employed by the Advisors may require the taking of frequent trading positions. Therefore, portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect Registrant’s earnings.

(33)	Brokerage

When an Advisor selects Brokers to execute transactions, it is not required to solicit competitive bids or seek the lowest available commission cost. When it negotiates commission rates, the Advisor may also consider the financial stability and reputation of Brokers and the brokerage and research services provided by such Brokers; however, the Managing Owner does not and an Advisor may not necessarily directly or indirectly benefit from the services provided. An Advisor may direct brokerage commissions on purchases or sales of investments to Brokers who assist in the raising of capital for such Advisor, consistent with best execution.

(34)	Suspensions of Trading

Exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. A suspension could render it impossible to liquidate positions and thereby expose Registrant to losses.

(35)	Currency and Exchange Rate Risks

Since certain of the Advisors may invest in investments denominated or quoted in currencies other than the U.S. Dollar, changes in currency exchange rates may affect the value of Registrant’s investments and the unrealized appreciation or depreciation of such investments. Among the factors that may affect currency value are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. An Advisor may seek to protect the value of some portion or all of its portfolio holdings in Registrant against currency risks by engaging in hedging transactions, if available, cost-effective and practicable. The Trust may enter into forward contracts on currencies, enter into swaps, purchase put and call options on currencies, or engage in any combination of the foregoing. There is no certainty that such strategies will be effective. Moreover, there is no certainty that instruments suitable for hedging currency shifts will be available at the time when Registrant wishes to use them or that, even if available, Registrant will elect to utilize a hedging strategy.

Since OTC instruments are not guaranteed by an exchange or clearing house, a default on such an instrument would deprive an Advisor of unrealized profits or force an Advisor to cover its commitments for purchase or resale, if any, at the current market price. Lastly, Registrant is not responsible for the effects that fluctuations in the value of currencies other than the dollar may have on subscription amounts to Registrant or redemption proceeds paid to a Unitholder that has requested the redemption of part or all of his, her or its Unit in Registrant.

(36)	Valuation of Investments

While pricing information is generally available for investments in which Registrant may invest, there is currently no centralized source for pricing information for certain of non-exchanged-traded investments and reliable pricing information may at times not be available from any source. Prices quoted by different sources are subject to material variation. For purposes of calculating Registrant’s net capital appreciation and net capital depreciation and valuing investments, valuations of investments for which pricing information cannot be obtained will be made by Registrant’s administrator based upon such information as is available, including the advice of an Advisor.

(37)	Institutional Risk

The institutions (such as brokerage and trading firms and banks) with which Registrant does business, or to which investments have been entrusted for custodial purposes, could encounter financial difficulties. This could impair the operational capabilities or the capital position of Registrant, or create unanticipated trading risks. The Trust will attempt to limit its transactions to well-capitalized and established banks and brokerage firms in an effort to mitigate such risks. Funds maintained at a Broker as margin to collateralize forward positions are not segregated and therefore are subject to the claims of the general creditors of the Broker in the event of its bankruptcy.

(38)	Strategy-Specific Risks

Strategy risk may arise in the event of the failure or deterioration of an entire strategy such that one or more Advisors employing that strategy suffer significant losses. Losses may result from excessive concentration by the Advisors in the same investment or broad events that adversely affect particular strategies and losses may arise if Advisors are unable to hedge such risks or respond to market conditions in a timely manner.

(39)	Trading Facilities and Electronic Trading

Most open-outcry and electronic trading facilities are supported by computer-based component systems for the order-routing, execution, matching, registration and clearing of trades. As with all facilities and systems, they are vulnerable to disruption or failure. The Trust’s ability to recover losses may be subject to limits on liability imposed by the system provider, the market, the clearing house and/or Unitholder firms.

Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If an Advisor undertakes transactions on an electronic trading system on behalf of Registrant, Registrant will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Advisor’s order is either not executed according to its instructions or it is not executed at all.

(40)	Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Advisors trade entirely independently of each other. Advisors may, from time to time, take opposite positions, eliminating any possibility that an investor that holds Units may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Advisor by purchasing Units, which may, in fact, increase risk. Two or more Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Advisor and more than one program. The Trust’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

(41)	Deleveraging of the Financial Markets

One of the primary consequences of the market disruptions of 2008 and 2009 has been the forced deleveraging of numerous financial instruments, including private investment funds, in a process which is ongoing. Not only are substantial losses being incurred in the deleveraging process, but also the available opportunities in the markets in which Advisors trade may be reduced on a long-term basis as a result of such deleveraging.

(42)	Disruptions in the Private Investment Fund Sector

2007, 2008 and 2009 witnessed an unprecedented level of losses as well as redemption suspensions and other “emergency” investor liquidity adjustments among a large number of private investment funds. It is not possible to predict what, if any, structural changes may result from these events, but any such changes could be material and adverse for Registrant.

(43)	Lehman Brothers Bankruptcies

The Lehman Brothers bankruptcies in September 2008 led to widespread chaos in the global financial markets, as well as significant outright losses as numerous market participants found themselves in the position of general creditors of Lehman Brothers even in respect of assets which they had deposited with Lehman Brothers. The effects of the Lehman Brothers bankruptcies, as well as the ensuing events - including Bank of America’s acquisition of Merrill Lynch &, Co. Inc., Wells Fargo’s purchase of Wachovia, and Morgan Stanley & Co. Inc. and Goldman Sachs & Co., Inc. (as well as American Express Inc.) opting to become “bank holding companies” - led to a dramatic contraction in credit (including even inter-bank lending) and steep monetary losses in the financial sector. The ramifications of the Lehman Brothers bankruptcies are unlikely to be resolved for a number of years, but could be adverse to the prospects for Registrant and/or private investment funds in general. Moreover, the Lehman Brothers bankruptcies have demonstrated the systemic risks of any comparable failure. It is not possible to predict if or when one or more such failures might occur. Were this to happen, the results could be materially adverse to Registrant.

(44)	Repurchase and Reverse Repurchase Agreements

The Advisors may engage in repurchase and reverse repurchase agreements. In the case of default by the transferee of a security in a reverse repurchase agreement, the transferor runs the risk that the transferee may not deliver the security when required. In the event of the bankruptcy or other default of a transferor of a security in a repurchase agreement, the transferee could experience both delays in liquidating the underlying security and losses, including: (a) a possible decline in the value of the collateral during the period while the transferee seeks to enforce its rights thereto; (b) possible subnormal levels of income and lack of access to income during this period; and (c) expenses of enforcing its rights.

(45)	Managing Owner

The Managing Owner has complete discretion in allocating Registrant’s assets to Advisors. The Trust’s success depends in turn, to a great extent, on the Managing Owner’s ability and the ability of its principals, specifically Messrs. Goodman and Shewer, to select Advisors and allocate assets. If Registrant lost the services of the Managing Owner or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Units in Registrant.

In addition, the Managing Owner and its principals and employees will devote such time as they deem necessary for the efficient investment activities of Registrant. However, the Managing Owner and its principals and employees will be involved, from time to time, with other investment management activities and will not devote all of their time specifically to Registrant’s business. Potential investors should note, however, that the Managing Owner employs a broad group of investment and administrative professionals.

(46)	Reliance on the Advisors

To the exclusion of the Unitholders and the Managing Owner, each Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the assets allocated to it by Registrant. The Managing Owner has no control over the specific trades the Advisors may make, leverage used, risks and/or concentrations assumed or whether the Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Advisors will be successful. Therefore, as an investor in Registrant, Unitholders will be relying almost exclusively on the judgment and ability of the Advisors to invest Registrant’s assets.

(47)	Experience and Other Clients

The Advisors and their principals have various levels of experience. Some Advisors may have little or no experience managing customer assets. Moreover, the Advisors may also manage other accounts (including other funds and accounts in which the Advisors may have an interest) which may employ different or similar trading strategies, and which together with accounts already being managed could increase the level of competition for the same trades the Advisors might otherwise make, including the priorities of order entry. This situation may increase the level of competition for the trades that might be suitable for Registrant. These factors could make it costly or impossible to take or liquidate a position in a particular investment.

(48)	Limited Knowledge about Advisors

Although the Managing Owner will investigate, or causes the investigation of, the Advisors with which Registrant will invest, in general however, due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and performance tables, the Managing Owner is relying on each Advisor for the accuracy thereof. Accordingly, neither Registrant nor the Managing Owner can make any representation regarding the completeness, accuracy or adequacy of such information.

(49)	Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Advisor may be based on the judgment of one or a limited number of key individuals (each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with an Advisor, such event could have a material adverse effect on Registrant and its performance.

(50)	New Advisors

The Managing Owner will actively manage Registrant’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of Registrant’s assets among the Advisors comprising Registrant’s investments. The Trust may select a new Advisor without prior notice to Unitholders (although the Managing Owner will provide notice, including a supplement to this Memorandum, within 21 calendar days of any such change to existing Unitholders and solicited prospective investors). In addition, it is possible that an Advisor that is retained by Registrant, following a decline in Registrant’s assets might receive an incentive fee based on trading profits it earned, even though some or all of those trading profits were merely a recovery of losses incurred by the Advisor(s) that earlier managed Registrant’s assets.

(51)	Advisor Restrictions

There are a number of Advisors whose services are not generally available to the investing public. These Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Advisors to which the Managing Owner would like to allocate Trust assets may limit, or not be able to accept any, allocation of Trust assets. This could adversely affect Registrant’s investment strategy and, consequently, its returns.

Moreover, there may be times when Registrant will allocate assets with respect to a particular Advisor in a different manner than another fund or account managed by the Managing Owner or its affiliates. For instance, to satisfy redemption requests, the Managing Owner may withdraw Trust assets from one Advisor while a fund operated by an affiliate of the Managing Owner may be allocating additional assets to that same Advisor. Consequently, Registrant could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

In addition, Advisors may have restrictions in their governing documents (e.g., articles of association or partnership agreements) that limit Registrant’s ability to withdraw funds from or invest with the relevant Advisor, other than at specified times such as the end of the year. The Managing Owner’s ability to withdraw funds from or invest funds with a particular Advisor with such restrictions will be limited and such restrictions will limit the Managing Owner’s flexibility to reallocate such assets among Advisors.

(52)	Trust Trading is Not Transparent

The trading decisions in respect of Registrant are made by one or more Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and Registrant’s trading results are reported to the Unitholders monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Unitholders.

(53)	Incentive Fee Agreements with Advisors

The agreements with the Advisors provide for fees or a share of profits to such Advisors based upon appreciation, including unrealized appreciation, in the value of Registrant managed by such Advisor, but without penalties for realized losses or decreases in value of Registrant. Generally, the Advisor’s compensation or profit share is determined separately for each quarter or year, although agreements typically are obtained to carry forward losses to subsequent periods in determining the payment for such periods. Such arrangements may give the Advisors incentives to make investments for Registrant that are unduly risky or speculative. Also, such incentive or performance based payments may be paid to Advisors who show net profits, even though Registrant, as a whole, incurs a net loss.

(54)	Size of Advisors’ Accounts May Make Executions Difficult

It may be difficult or impossible for an Advisor to take or liquidate a position in a particular investment in accordance with its trading systems, methods or strategies at the then current market price due to the size of the accounts that are or may be managed by the Advisor.

(55)	Possible Adverse Effects of Increasing the Assets Managed by the Advisors

An Advisor may be limited in the amount of assets which it can successfully manage by both the difficulty of executing substantially larger trades in order to reflect larger equity under management and the restrictive effects of legal position limits or restraints on disposition and possible market illiquidity. The rates of return recognized on the investment and/or trading of a limited amount of assets may have little relationship to those an Advisor can reasonably expect to achieve trading larger amounts of funds. An Advisor may not have agreed to limit the amount of additional equity which it may manage and, therefore, there can be no assurance that the Advisors’ strategies will not be adversely affected by the additional equity represented by additions to Registrant’s account or otherwise.

The Managing Owner may reallocate Registrant’s assets among the Advisors in such proportions and at such times as it determines. The Trust’s assets, therefore, may be allocated unequally among the Advisors, which may adversely affect the performance results of Registrant.

(56)	Multiple Advisors

Each of the Advisors to which the Managing Owner allocates Registrant’s assets (either directly or indirectly) makes trading decisions independently of each other. It is possible that the Advisors could hold opposite positions in the same or similar investment at or about the same time or during the same period of time. In that event, Registrant could incur multiple brokerage commissions and other trading-related expenses with no net change in its holdings. It is also possible that the Advisors could enter identical orders for the same positions, thereby competing for the same trades. This competition could prevent orders for Registrant from being executed at desired prices.

The Managing Owner may reallocate Registrant’s assets among the Advisors in such proportions and at such times as it determines. The Trust’s assets, therefore, may be allocated unequally among the Advisors, which may adversely affect the performance results of Registrant.

(57)	No Assurance of any of the Advisors’ Continued Services to Registrant

You cannot be assured that any Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Advisor may require Registrant to pay higher fees in order to be able to retain such Advisor. The Managing Owner may either terminate an Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. Each Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

(58)	Competition

The investment management industry in general, and the investment markets in which Advisors will focus, are extremely competitive. In pursuing their investment and trading methods and strategies, the Advisors will compete with futures and securities firms, including many of the larger investment advisory and private investment firms, as well as institutional and industry investors and, in certain circumstances, market-makers, banks and broker-dealers. In relative terms, the Advisors may have little capital and may have difficulty in competing in markets in which its competitors have substantially greater financial resources, larger research staffs, and more investment professionals than any Advisor has or expects to have in the future. In any given transaction, investment and trading activity by other firms will tend to narrow the spread between the price at which an investment may be purchased by Registrant and the price it expects to receive upon consummation of the transaction.

(59)	Past Performance Not Indicative of Future Results

The Trust’s results will depend on the availability of suitable investment opportunities for Registrant and the performance of its investments. The Trust’s past performance will not necessarily be indicative of its future results. You should not rely on the past performance of Registrant, the Managing Owner or any Advisor in deciding to invest in Registrant.

(60)	Limited Liquidity and Transferability of Units

An investment in Registrant involves limited liquidity and the Units are not freely transferable. There is no secondary market for the Units and none is expected to develop. While the Units may be redeemed, there are restrictions, and fees may be assessed. For example, Units may be redeemed only as of the each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

Unitholders thus may not be able to liquidate their investment in the event of an emergency or for any other reason, and Units may not be readily accepted as collateral for a loan.

(61)	Compulsory Redemption

The Managing Owner, in its sole discretion, upon 48 hours’ prior written notice to a Unitholder, may compel redemption of any or all of a Unitholder’s Units for any reason.

(62)	Substantial Charges

The Units are subject to fees and expenses for, among other things, the Managing Owner’s Management Fee, and other Trust offering, administrative and operating expenses, among other expenses (including AlphaMetrix360, LLC’s fee), and their share of the fees and expenses of Registrants. With the exception of incentive fees payable to the Advisors, all of the fees and expenses of Registrant and the Advisors will be paid without regard to the profitability of Registrants or the Advisors. Accordingly, it will be necessary for the Advisors to make substantial trading profits to avoid depletion of Registrant’s assets. The Trust’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

In addition, Registrant may pay an incentive fee to an Advisor even if Registrant’s assets as a whole were not to appreciate. First, incentive fees are paid on an Advisor-by-Advisor basis without regard to the profitability of any other Advisor or Registrant as a whole. Second, incentive fees are not repaid to Registrant if an Advisor that was paid an incentive fee subsequently experiences losses. Third, incentive fees are paid on net profits, including net unrealized trading profits, which may not be realized if an investment position with unrealized profits declines or becomes unprofitable before it is closed out.

(63)	Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by Registrant must be valued. In valuing Registrant’s assets, AlphaMetrix360, LLC will receive input from third parties (including pricing services, data providers and Brokers) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with AlphaMetrix360, LLC in accordance with Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, Registrant may experience losses.

(64)	Adjustments

The Trust will permit redemptions to be made and subscriptions to be accepted at times other than at the end of a Fiscal Year. At any such time, an interim closing effectively will occur on the basis of unaudited financial statements. Because there may be a greater risk of error when unaudited financial statements are used, individual Unitholders may be adversely affected by errors, if any, in such unaudited financial statements. The Managing Owner is authorized to make an adjustment in the determination of net profit or net loss if the Managing Owner, in good faith, considers such adjustment to be necessary and equitable to correct material errors in unaudited financial information. However, the Managing Owner may not be aware of an error before a Unitholder redeems its Unit, and there may be other limitations on the Managing Owner’s ability to make any adjustment.

(65)	Reserve for Contingent Liabilities

Under certain circumstances, Registrant may find it necessary to set up a reserve for contingent liabilities. If that occurs, this may be taken into account in the calculation of Net Asset Value. Similar provisions may be contained in the governing instruments for Advisors. These provisions could be activated if Registrant or one of the Advisors were involved in litigation or subject to an audit, any of which could create significant expenses to Registrant.

(66)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

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

The Trust may be subject to certain conflicts with respect to its clearing brokers, its futures brokers, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the clearing broker, the futures broker and executing brokers.

The Selling Agent and the Correspondent Selling Agents will be entitled to ongoing compensation as a result of their clients holding Units, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

The Managing Owner and the Selling Agent are both owned by Kenmar Holdings Inc. (“KHI”), which could give rise to conflicts of interest because their compensation in each role is based on the Net Asset Value of Units outstanding. Like the employees of the Correspondent Selling Agents, the employees of the Selling Agent may have a conflict of interest between acting in the best interest of their clients and assuring continued compensation to their employer.

(67)	Cross Class Liabilities.

The Classes issued within Registrant are not separate legal entities. Each separate Class of Units will represent a separate account and will be maintained with separate accounting records. However, Registrant will be treated as one entity. Thus all of the assets of Registrant will be available to meet all of the liabilities of Registrant, regardless of the separate Class of Units to which such assets or liabilities are attributable. If the assets attributable to one Class of Units of Registrant were completely depleted by trading losses and a trading deficit remained, a creditor could enforce a claim against the other Classes of Registrant. In practice, cross series liability will usually only arise where any Class becomes insolvent or exhausts it assets and is unable to meet all of the liabilities attributable to such Class. At the date of this Memorandum, the Managing Owner is not aware of any such existing or contingent liability.

(68)	No Current Distributions

The Trust does not presently intend to make distributions other than in the form of payment of redemption proceeds. As a result, an investment in Registrant is not suitable for an investor seeking current returns for financial or tax planning purposes.

(69)	Substantial Redemptions

In the event that there are substantial redemptions from Registrant, it may be more difficult for Registrant to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Owner might be required to cause the Advisors liquidate positions at an inappropriate time or on unfavorable terms.

(70)	Possibility of Termination of Registrant Before Expiration of its Stated Term

The Managing Owner may withdraw from Registrant upon 120 days’ notice, which would cause Registrant to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by Registrant, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

(71)	Need for Risk Controls and Compliance Procedures

Events during the past years, including the bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that Registrant’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(72)	No Representation or Other Independent Experts

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant and this offering. The Trust’s legal counsel does not represent prospective investors in connection with this offering. Prospective investors are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Units.

(73)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

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

(74)	Government Regulation of Investments

The Trust may invest in instruments listed on both U.S. and non-U.S. exchanges, as well as in OTC instruments issued by broker-dealers and other financial counterparties. Instruments listed on exchanges are generally subject to restrictions and regulation by government and/or self-regulatory organizations in the country in which such instruments are traded. OTC transactions with broker-dealers and other financial counterparties may be entered into by Registrant with counterparties regulated by government regulatory bodies and/or self-regulatory organizations in the countries in which such counterparties operate, but the specific instruments acquired pursuant to such transactions may not be registered or subject to specific regulation.

(75)	Recent Government Initiatives

Regulations relating to the financial system and industry participants are being revised, both in the United States and around the world, and the extent of such measures, intended to stabilize the financial markets, varies from country to country. Additional measures, legislation and regulation are widely anticipated around the world and could have a substantial adverse effect on Registrant’s investment strategy and business model and may result in substantial costs associated with compliance with such measures.

The duration, severity, and ultimate effect of recent market conditions and government actions cannot be predicted. These conditions could result in further declines in the market values of potential or actual Trust investments. Such conditions and/or any additional regulation of market participants may prove disruptive to Registrant, the industry or Registrant’s investment portfolio, and, consequently, may have a material adverse effect on the performance of Registrant.

(76)	Market Disruptions; Governmental Intervention

The global financial markets are currently undergoing a period of unprecedented disruption which has led to extensive governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have in some cases been difficult to interpret and fluid in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to previously successful investment strategies.

The Troubled Asset Relief Program is one of the largest governmental interventions in the history of the U.S. financial markets. Furthermore, the U.S. Congress appears likely to require that new restrictions be applied to the U.S. financial markets. Comparable actions have been taken and comparable restrictions imposed by a number of other governments as well. Such new restrictions may have a material adverse impact on both the future competitiveness of certain markets as well as the profit potential of Registrant.

It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets in the U.S. and elsewhere and/or the effect of such restrictions on the strategies the Advisors employ on behalf of Registrant. However, it is possible that further developments in the market and/or increased regulation could be materially detrimental to Registrant.

Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for Registrant, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

(77)	Possible Effects of Speculative Position Limits

The CFTC and certain U.S. and foreign exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short position which any person or group may hold or control in particular futures contracts. In general, all futures accounts controlled by an Advisor and its principals and affiliates will be combined for position limit purposes. It is possible that trading decisions of the Advisors may have to be modified and that positions held by the Advisors in which Registrant has an interest could have to be liquidated to avoid exceeding such limits, which could adversely affect the profitability of Registrant.

(78)	Compliance with ERISA Restrictions

The Managing Owner intends to use reasonable efforts to cause employee benefit plans subject to ERISA and/or plans subject to Section 4975 of the Code and other “benefit plan investors”, as defined in the Plan Asset Regulation and modified by the Pension Protection Act of 2006, to hold in the aggregate less than 25% of the Units in Registrant and of each other class of equity interests in Registrant. The Managing Owner shall use reasonable efforts to restrict transfers or purchases of any equity interest in Registrant so that ownership of each class of equity interests in Registrant by benefit plan investors will remain below the 25% threshold contained in the Plan Asset Regulation. In this event, although there can be no assurance that such will be the case, the assets of Registrant should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code.

If the assets of Registrant were to become “plan assets” subject to ERISA and Section 4975 of the Code, certain investments made or to be made by Registrant in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Owner determines that assets of Registrant may be deemed to be “plan assets” subject to ERISA and Section 4975 of the Code, the Managing Owner may take certain actions it may determine to be necessary or appropriate, including requiring one or more Unitholders to redeem or otherwise dispose of all or part of their Unit in Registrant or terminating and liquidating Registrant.

(79)	U.S. Regulation

The offering of Units has not been registered under the Securities Act or the laws of any applicable jurisdiction. The Trust is not an investment company within the meaning of the Investment Company Act. The Managing Owner is registered as an investment adviser with the SEC under the Advisers Act.

(80)	Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders. Consequently, Unitholders will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any taxable income or gains allocated to a Unitholder from Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity, there typically would be no federal income tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the Unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

(81)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders may be required to treat the amount of incentive fees and other expenses of Registrant as “miscellaneous itemized deductions,” which may be subject to substantial restrictions on deductibility for federal income tax purposes.

(82)	Taxation of Interest Income Irrespective of Trading Losses

The Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Units.

(83)	Possibility of a Tax Audit of Both Registrant and the Unitholders

The tax returns of Registrant may be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN INDEPENDENT TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THIS OFFERING. PROSPECTIVE INVESTORS MUST READ THE ENTIRE MEMORANDUM INCLUDING ALL APPENDICES HERETO AND MUST CONSULT THEIR OWN PROFESSIONAL ADVISORS BEFORE DECIDING TO INVEST IN UNITS.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by AlphaMetrix360, LLC, Registrant’s administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Removed and Reserved

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference from Note 1 of Registrant’s 2010 Annual Report to this section, which is filed as an exhibit hereto.

(a)    Market Information

A significant secondary market for the Limited Units has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Units to the different Classes. However, Limited Units may be redeemed on a monthly basis. Redemptions are calculated based on Registrant’s then current Net Asset Value per Interest as of the close of business on the last business day of the month in which the redemption request is affected.

(b)    Holders

As of March 1, 2011, there were 2,488 holders of record owning 1,180,925 Interests, which include 2,363 General Units (Managing Owner Interests).

(c)    Dividends

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Unitholders. Registrant has never declared a dividend and does not intend to do so in the future.

(d)    Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

(e)    Performance Graph

Not applicable.

(f)    Issuer Purchases of Equity Securities

Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2010.

(g)	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through November 30, 2008.

	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$5,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22,000

Prior to December 1, 2008, Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through December 31, 2010 all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 439,508.65921 Units amounting to approximately $54,228,405.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant for the years ended December 31, 2010 to December 31, 2006. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 21 of Registrant’s 2010 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Total revenues (including interest)	$16,276,475	$15,624,205	$25,625,045	$13,165,144	$4,882,356

Net income (loss)	$4,609,288	$4,392,395	$12,929,558	$5,951,782	$120,705

Net income (loss) per weighted average Interest – Class I	$3.83	$4.11	$14.27	$7.98	$0.32

Net income (loss) per weighted average Interest – Class II	$6.77	$6.34	$13.95	$10.46	$(2.52)

Total assets	$154,366,907	$131,456,001	$132,391,342	$83,444,314	$72,720,132

Net asset value per Interest- Class I	$127.97	$124.69	$120.57	$105.40	$98.20

Net asset value per Interest- Class II	$136.55	$130.38	$123.39	$105.76	$96.71

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2010 Annual Report, attached hereto.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced independently by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s Investments at December 31, 2010, $104,897,390 or 97.87% are classified as Level 1 and $2,284,411 or 2.13% as Level 2. Of the Registrant’s Investments at December 31, 2009, $1,378,396 or 48.36 % are

classified as Level 1 and $1,472,117 or 51.64% as Level 2. There are no Level 3 investments at December 31, 2010 or December 31, 2009.

The Managing Owner has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% (a 50% annual rate) of the first 1% of the returns earned on its investment of non-margin assets. Registrant will be credited with all additional returns earned on Registrants investment of non-margin assets.

In January 2010, the Financial Accounting Standards Board amended the existing disclosure guidance on fair value measurements, which was effective for the Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for the Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Registrant’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2010 resulted in additional gross proceeds to Registrant of $164,788,920.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2010

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2010 were $31,067,123 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2010 were $12,443,511 and $1,100,000, respectively.

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

Liquidity

At December 31, 2010, approximately 100% of Registrant’s net assets were allocated to commodities trading. A portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 of Registrant’s 2010 Annual Report, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2010, 2009 and 2008:

Year Ended December 31, 2010

2010 ended the way it began, amid growing optimism that the expansion was gaining momentum. As the year progressed, European sovereign debt became a pressing issue, the U.S. recovery weakened and the specter of double-dip recession raised concern. However, European policymakers succeeded in temporarily preventing an escalating crisis. Fear receded globally and business and consumer spending rose, as seen with holiday season spending in the U.S. When the U.S. Federal Reserve (the “Fed”) broached another round of quantitative easing, it was enough to turbo-charge the global rally in risk assets in the final four months of the year as the fear of double-dip recession evaporated. Following the expiration of the first quantitative easing (“QE”) program in March, the Fed announced reinvestment of proceeds from their security holdings. Subsequently, in November, the Fed announced that it would purchase an additional $600 billion of longer-term Treasury securities over the next six months. The European Central Bank (“ECB”) did not undertake explicit balance sheet expansion but had a far more active role to play in keeping a lid on the burgeoning eurozone sovereign debt problems. In order to stabilize the banking situation, the ECB reinstated its unlimited emergency lending for banks as well as bought the sovereign debt of beleaguered eurozone members. Japan also announced a wide-ranging asset purchase program to help its economy.

While a double-dip recession was avoided, U.S. economic performance was mixed. Corporate profits and retail sales made a stellar recovery, however the economy only reinstated approximately 13% of the jobs cut during the recession. GDP growth averaged a modest 2.7% during the first three quarters of 2010. Motor vehicle sales rose to 11.6 million but still remained below the high rates that prevailed prior to 2008. The failure of housing to stabilize was disappointing. After the expiration of government incentives in June, home sales plummeted to new lows and home prices fell below their 2009 low.

While U.S. Treasuries continued to fluctuate in 2010, they did recover from their losses in 2009. The year began with Treasury yields rising as the expansion gained momentum. While the 10-year broke 4% in April, the European crisis, the near stalling of the U.S. economy and lower core inflation rates all fueled a powerful rally sending the 10-year yield below 2.5%. The rally lost steam due to improving economic data and yields backed up significantly toward the end of the year. Still, the 10-year returned 7.9% for year and the 30-year, 8.9%. Two-year and five-year notes posted returns of 1.8% and 5.2%, respectively. The Fed kept rates unchanged throughout the year due to high unemployment and subdued inflation. The ECB, the Bank of England and the Bank of Japan remained stable throughout 2010. Australia and

Canada hiked rates multiple times in the face of strengthening global demand for commodities and an improving labor market.

Currencies: The Dollar Index started off strong in 2010. The U.S. economy surged ahead of its developed market counterparts. The dollar peaked as the European crisis erupted, denting the euro’s position as a reserve currency. However, financial conditions stabilized as European countries assembled a bailout package and the ECB reinstated emergency lending facilities. Global risk aversion subsided, causing the dollar to weaken. The Dollar Index ended the year up 1.5%. The US dollar, as measured against the major currencies, was mixed. It rallied 6.6% against the euro and rose 3.6% versus the British pound but declined 12.9% against the yen. The Australian dollar surged nearly 14% against the greenback and the Canadian dollar gained 5.9%. Emerging market currencies realized solid gains.

Energies: Crude oil was flat for most of the year, before rallying to end the year up 4.8%. U.S. demand and emerging market demand continued to grow. However, production rose and stocks were above normal for much of the year. Reformulated gasoline outperformed crude, rising 20.6% as soaring exports and firming domestic demand helped U.S. refineries achieve better spreads. Heating oil posted a solid gain of approximately 10.3%. Natural gas declined for the third consecutive year, amid rising production and surging inventories.

Indices: Global equity performance in 2010 was strong. Despite the S&P 500 fluctuating during the year due to the European crisis and the softening of the US economy the powerful rally in the second half of the year helped the index to surge past 1250, recovering all losses post the Lehman failure. For the year as a whole, the S&P 500, the Dow Jones Industrial Average and the NASDAQ gained approximately 12.8%, 16.9%, and 11%, respectively. In both Europe and the Asian markets, performance was mixed. Germany’s strong economic performance helped the DAX return 16.1%. The CAC edged down 3.3%. The FTSE gained a respectable 10.9%. The Nikkei lost 3% as Japan remained mired in deflation. The Kospi soared 21.9% and Hang Seng rose moderately, up 5.3%. Australian All Ordinaries Index edged down 0.7%.

Metals: Precious and base metals recorded solid gains in 2010. Silver rose 83.3% breaching the $30/oz. level for the first time since 1980. Gold gained 29.4%, climbing above the $1400/oz. level. Among the base metals, nickel and copper both recorded returns of over 30%. Zinc was the only major metal to underperform.

Agriculturals: Agricultural commodities had a positive year, posting large gains across the board due to crop shortfalls in various parts of the world and surging emerging market demand. Cotton rose 106.3% to a record high. The softs complex also had a tremendous year. The S&P GSCI Softs Index returned 44.6%, led by coffee and sugar. The grains complex underperformed in the agricultural commodities space; the S&P GSCI Grains Index returned 29.4%. Corn, wheat and soybeans posted returns of 38.4%, 35%, and 27.2%, respectively.

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

The U.S. economic data reported throughout the year were horrendous. The U.S. economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported U.S. housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

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

Currencies: The Dollar Index, which measures the U.S. unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The U.S. dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the U.S., England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the U.S. dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

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

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major U.S. indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of December 31, 2010, December 31, 2009 and December 31, 2008, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)

a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the year ended December 31, 2010, the year ended December 31, 2009 and the year ended December 31, 2008.

Year Ended December 31, 2010

As of December 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	39.23%

Energies	6.48%

Grains	10.81%

Indices	26.28%

Interest Rates	4.04%

Meats	0.26%

Metals	11.21%

Tropicals	1.69%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2010 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro, Japanese yen, Australian dollar and South African rand. The majority of its losses were incurred in the British pound and Canadian dollar.

Energies: (-) Registrant experienced a majority of its gains in natural gas. The majority of its losses were incurred in crude, gas oil, reformulated gasoline and heating oil.

Grains: (+) Registrant experienced gains in cotton, soybean meal, corn and soybeans. The majority of its losses were incurred in wheat.

Indices: (+) Registrant experienced gains in the DAX, Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC 40, DJ STOXX and Ibex Plus.

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. Treasuries, German Bund and Eurodollar. The majority of its losses were incurred in Euroswiss, Australian Bonds and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live hogs and cattle.

Metals: (+) Registrant experienced in gold, silver, copper and lead. Losses were realized in aluminum and zinc.

Softs: (+) Registrant experienced gains in sugar and coffee. The majority of its losses were incurred in cocoa.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

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

Interest Rates: (-) Registrant experienced a majority of its gains in Australian bonds, Short sterling and Japanese Government Bonds. The majority of losses were experienced in the German bund and bobl, London Gilts and U.S. Treasury Notes.

Meats: (-) Registrant experienced gains in live hogs. Losses were realized in live cattle.

Metals: (+) Registrant experienced a majority of its gains in gold, aluminum, copper, zinc and silver. Losses were realized in lead, tin and nickel.

Softs: (+) Registrant experienced gains in sugar and cocoa. Losses were realized in coffee.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

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

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. Treasury Notes and Australian bonds. The majority of losses were experienced in London Gilts and Euroyen Tiffe.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced a majority of gains in aluminum, zinc and silver. Losses were realized in gold and copper.

Softs: (+) Registrant experienced gains in coffee and sugar. Losses were realized in cocoa.

Results of Operations

Year Ended December 31, 2010

The Net Asset Value per Interest of Class I as of December 31, 2010 was $127.97, an increase of $3.28 from the December 31, 2009 Net Asset Value of $124.69.

The Net Asset Value per Interest of Class II as of December 31, 2010 was $136.55, an increase of $6.17 from the December 31, 2009 Net Asset Value of $130.38.

Registrant’s average net asset level for the year ended December 31, 2010 was approximately $137,238,000, an increase of approximately $13,518,000 as compared to the year ended December 31, 2009, primarily due to the effect of additional subscriptions and positive trading performance.

Registrant’s performance for Class I and Class II for the year ended December 31, 2010 was 2.63% and 4.73%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2010 were approximately $15,642,000.

Dividend income for the year ended December 31, 2010 was approximately $558,000, an increase of approximately $558,000 as compared to the year ended December 31, 2009, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in 2010. For a further discussion of these investments, See Note 4 of Registrant’s 2010 Annual Report, attached hereto.

Commissions and other transaction fees for the year ended December 31, 2010 were approximately $781,000, an increase of approximately $75,000 as compared to the year ended December 31, 2009, primarily due to an increase in trading volumes and the increase in average net asset levels discussed above.

Management fees to the Trading Advisors for the year ended December 31, 2010 were approximately $2,588,000, a decrease of approximately $49,000 as compared to the year ended December 31, 2009, primarily due to changes in the management fee percentages charged by the Trading Advisors.

Management fees to the Managing Owner for the year ended December 31, 2010 were approximately $693,000 and increase of approximately $67,000 as compared to the year ended December 31, 2009, primarily due to the increase in average net asset levels discussed above.

ClariTy Managed Account fees for the year ended December 31, 2010 were approximately $91,000, an increase of approximately $91,000 as compared to the year ended December 31, 2009, as the Registrant started paying a fee to ClariTy in 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, attached hereto.

Service Fees for the year ended December 31, 2010 were approximately $2,457,000, an increase of approximately $81,000 as compared to the year ended December 31, 2009, primarily due to an increase in average net asset levels discussed above. Sales Commissions for the year ended December 31, 2010 were approximately $1,387,000, an increase of approximately $134,000 as compared to the year ended December 31, 2009, primarily due to an increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2010 were approximately $2,672,000.

Managing Owner fees earned on investment funds for the year ended December 31, 2010 were approximately $43,000, an increase of approximately $43,000 as compared to the year ended December 31, 2009, as the Managing Owner started earning a fee on the return of the investment of non-margin assets in 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, attached hereto.

Operating expenses were approximately $760,000 for the year ended December 31, 2010. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners.

Offering costs were approximately $239,000 for the year ended December 31, 2010.

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

Commissions and other transaction fees are consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors execute, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for the year ended December 31, 2009 were approximately $706,000, an increase of approximately $417,000 as compared to the year ended December 31, 2008, primarily due to an increase in average net asset levels discussed above.

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

Offering costs were approximately $431,000 for the year ended December 31, 2009, a decrease of approximately $95,000 as compared to the year ended December 31, 2008, primarily due to a onetime accounting adjustment in April 1, 2008 which more than offset the increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrant, subject to certain limitations. For a further discussion of these payments, see Note 2 of Registrant’s 2010 Annual Report, attached hereto.

Year Ended December 31, 2008

The Net Asset Value per Interest of Class I as of December 31, 2008, was $120.57, an increase of $15.17 from the December 31, 2007 Net Asset Value per Interest of $105.40.

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

For the year ended December 31, 2008 and 2007 Registrant paid a Service Fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee was paid directly by Registrant to the Selling Agent, an affiliate of the Managing Owner. The Selling Agent was responsible for paying all service fees owed to the correspondent selling agents, who were entitled to receive from the Selling Agent an initial service fee equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly service fee equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. All Unitholders will also pay the Selling Agent a monthly Sales Commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Service Fees and Sales Commissions for the year ended December 31, 2008 were approximately $1,891,000 and $1,079,000, respectively. The increases of Service Fees and Sales Commissions were approximately $513,000 and $342,000 during 2008 as compared to 2007, primarily due to an increase in average net asset levels discussed above.

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

Offering costs were approximately $526,000 for the year ended December 31, 2008, an increase of approximately $158,000 as compared to the year ended December 31, 2007 primarily due to an increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrants, subject to certain limitations.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2010.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, These agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statements of Financial Condition, therefore, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of Registrant’s 2010 Annual Report, attached hereto.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2010, and December 31, 2009. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2010 and December 31, 2009, Registrant had total capitalizations of approximately $150 million, and $128 million, respectively.

	December 31, 2010		December 31, 2009
Market Sector	Value Risk	% of Total Capitalization	Value Risk	% of Total Capitalization

Interest rates	$522,734	0.35%	$1,914,256	1.50%

Currencies	$5,142,754	3.43%	$6,656,831	5.22%

Commodities	$4,036,258	2.69%	$3,580,470	2.81%

Stock indices	$3,341,705	2.23%	$4,379,867	3.43%

Total	$13,043,451	8.70%	$16,531,425	12.96%

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

Based on trading value at risk during the year ended December 31, 2010, Registrant experienced a decrease of 4.26% in its value at risk of 8.70%, relative to capitalization levels, as compared with the value at risk of 12.96% at

December 31, 2009. The decrease was a portfolio-wide occurrence. The value at risk in the currency sector declined the most, followed by decreases in the stock indices, interest rates, and commodities sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisor attempts to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee broadly responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

As of December 31, 2010, Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in the Euro, British pound, Swiss Franc, Hong Kong dollar, Japanese yen, Australian dollars and Canadian dollar.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 21 of Registrant’s 2010 Annual Report, which is filed as an exhibit herewith.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:

Total revenues (including interest)	$(205,247)	$2,504,150	$6,386,029	$7,591,543

Total revenues (including interest) less commissions	$(438,960)	$2,331,994	$6,212,027	$7,390,823

Net income (loss)	$(2,717,255)	$(148,901)	$3,387,785	$4,087,659

Net income (loss) per weighted average Interest-Class I	$(2.64)	$(0.21)	$2.92	$3.49

Net income (loss) per weighted average Interest-Class II	$(2.08)	$0.40	$3.60	$4.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:

Total revenues (including interest)	$(5,296,340)	$15,746,074	$7,543,376	$(2,368,905)

Total revenues (including interest) less commissions	$(5,399,855)	$15,604,610	$7,331,303	$(2,617,737)

Net income (loss)	$(7,364,532)	$12,198,117	$4,251,566	$(4,692,756)

Net income (loss) per weighted average Interest-Class I	$(7.24)	$12.02	$4.18	$(4.75)

Net income (loss) per weighted average Interest-Class II	$(6.81)	$12.90	$5.36	$(4.10)

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2010. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2010, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2010.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2010 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2010 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Kenneth A. Shewer has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC, an investment management firm, since its inception in

October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995, and has been listed as a principal since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Shewer was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as an associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

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

Marc S. Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995, and has been listed as a principal since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Goodman was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as an associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

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

Esther Eckerling Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Senior Executive Vice President and Chief Operating Officer. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm since its inception in October 2005, and listed as a principal, registered as an associated person and has been an NFA associate member since December 9, 2005, December 12, 2005 and December 12, 2005, respectively. She has been Senior Executive Vice President and Chief Operating Officer of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995, Senior Executive Vice President and Chief Operating Officers since October 2010, and listed as a principal, registered as an associated person and has been an NFA associate member since January 22, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Owner’s Investment Committee.

Ms. Goodman was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007; listed as a principal, registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006; and listed as a principal and registered as am associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and was an NFA associate member from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Braxton Glasgow III has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. He has been listed as a principal, registered as an associated person, approved as a branch manager and has been an NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005, and has been a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001, and has been listed as a principal, registered as an associated person, approved as a branch manager and has been an NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Owner’s Investment Committee.

Mr. Glasgow was listed as a principal, registered as an associated person and was an NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and approved as a branch manager from July 13, 2004 until February 24, 2007; registered as an associated person and was an NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006 and listed as a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006; and listed as a principal of Kenmar IA Corp., an investment management firm, from May 4, 2004 until January 12, 2007, and registered as an associated person, was an NFA associate member and approved as a branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Joanne D. Rosenthal has been Senior Vice President and Director of Research of the Managing Owner since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation from October 1999 through June 2009. Ms. Rosenthal has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of KGIM LLC, an investment management firm, since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC from its inception in October 2005 through June 2009, has been listed as a principal of KGIM LLC since December 12, 2005, and registered as an associated person and has been an NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been listed as a principal since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been listed as a principal, registered as an associated person and has been an NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Owner’s Investment Committee.

Ms. Rosenthal was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, and registered as an associated person and was an NFA associate member from October 10, 2006 until February 24, 2007; listed as a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006; and listed as a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He has been listed as a principal of the Managing Owner since February 6, 2007. He Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Owner, KGIM LLC and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Advisors. Mr. Fell is a member of the Managing Owner’s Investment Committee.

Mr. Fell was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007.

Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

James E. Purnell joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell has been listed as a principal of the Managing Owner, KGIM LLC and ClariTy since April 27, 2010. Mr. Purnell is a Member of the Managing Owner’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University.

From November to December 2009, Mr. Purnell was unemployed. From June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio.

Mr. Purnell graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Melissa Cohn has been Senior Vice President of Research of the Managing Owner since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Owner in July 1988. She has been registered as an associated person and has been an NFA associate member of the Managing Owner since October 20, 1988 and November 9, 1988, respectively. Ms Cohn has been Senior Vice President of Research of KGIM LLC since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn is a member of the Managing Owner’s Investment Committee.

Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Gordon Nicholson joined the Managing Owner in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Owner’s Investment Committee.

Prior to joining the Managing Owner, he was the Advisor – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005.

Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Lawrence S. Block has been Executive Vice President and General Counsel of the Managing Owner since January 2010, Senior Vice President and General Counsel of the Managing Owner from March 2005 to December 2009, and has been listed as a principal of the Managing Owner since March 17, 2005. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel from its inception in October 2005 through December 2009, and listed as a principal since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010, and Senior Vice President and General Counsel from its inception in October 2005 through December 2009. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel from its inception in May 2009 through December 2009, and has been listed as a principal since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005, and has been listed as a principal since March 17, 2005.

Mr. Block was Senior Vice President and General Counsel of Kenmar GIM Inc., an investment management firm, and was listed as a principal from March 17, 2005 until February 24, 2007; Senior Vice President and General Counsel of Kenmar Global Strategies Inc., an investment management firm, and listed as a principal from March 17, 2005 until April 7, 2006; and Senior Vice President and General Counsel of Kenmar IA Corp., an investment management firm, and listed as a principal from March 17, 2005 until January 12, 2007.

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

Maureen D. Howley has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She has been listed as a principal of the Managing Owner since August 11, 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005, and has been listed as a principal since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a broker-dealer, since August 2003, and has been listed as a principal since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was Senior Vice President and Chief Financial Officer of Kenmar GIM Inc., an investment management firm, and listed as a principal from August 11, 2003 until February 24, 2007, Senior Vice President and Chief Financial Officer of Kenmar Global Strategies Inc., an investment management firm, and listed as a principal from August 11, 2003 until April 7, 2006; and Senior Vice President and Chief Financial Officer of Kenmar IA Corp., an investment management firm, and listed as a principal from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

David K. Spohr has been Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006, Vice President and Director of Fund Administration of the Managing Owner from March 2005 to October 2006, and has been listed as a principal of the Managing Owner since May 7, 2007. He has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM LLC from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of Signature, an investment management firm, since November 2006, and Vice President and Director of Fund Administration of Signature from March 2005 through October 2006. He has been Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

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

Jennifer S. Moros has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Owner in January 2007. She has been listed as a principal of the Managing Owner since January 24, 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007, and has been listed as a principal since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007, and has been listed as a principal since January 24, 2007.

Ms. Moros was Senior Vice President and Director of Marketing and Investor Services of KGIM Inc., an investment management firm, from January 2007 through February 2007, and listed as a principal from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York, a commercial bank, responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. From November 2004 until September 2005, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004. She was registered as an associated person at Credit Suisse Securities USA LLC, a brokerage firm, from July 28, 2004 until November 1, 2004, registered as an associated person at Credit Suisse Asset Management LLC, an investment management firm, from June 18, 2003 until June 8, 2004, and registered as an associated person at Credit Suisse Alternative Capital Inc., an investment management firm, from June 7, 2004 until March 16, 2007.

Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Frank Coloccia has been Senior Vice President and Chief Technology Officer of the Managing Owner since December 2007. He has been the Senior Vice President and Chief Technology Officer of KGIM LLC, an investment management firm, since December 2007, and Senior Vice President and Chief Technology Officer of ClariTy, an investment management firm, since its inception in May 2009.

Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm he owned from September 2007 until December 2007, and from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From February 2006 through April 2006, he was doing consulting work for Xandros via the JFA Group. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market.

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

As of March 1, 2011, Kenmar Preferred owns 2,363 General Interests. As of March 1, 2011, all of Kenmar Preferred’s General Interests are owned indirectly and equally by Messrs. Goodman and Shewer, Kenmar Preferred’s sole directors.

As of March 1, 2011, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman President & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	2,363 General Interests (*)	100%

General Interests	Kenneth A. Shewer Chairman & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	2,363 General Interests (*)	100%

General Interests	Esther E. Goodman Senior Executive Vice President & Chief Operating Officer 900 King Street, Suite 100 Rye Brook, New York 10573	2,363 General Interests (**)	100%

(*)

These Interests are held indirectly through Kenmar Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.

(**)

These Interests are held by the Beneficial Owner’s spouse indirectly through Kenmar Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of March 1, 2011, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interests of Series J, Class I issued by Registrant.

As of March 1, 2011, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interests of Series J, Class II issued by Registrant.

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

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, and administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2010, 2009 and 2008, Registrant reimbursed the Managing Owner $198,600, $161,378 and $117,665, respectively, for services provided by the Managing Owner’s personnel on behalf of the Registrant.

Director Independence

David K. Spohr is Kenmar Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Kenmar Preferred’s Board of Directors and he is not independent of management.

Item 14.	Principal Accounting Fees and Services

Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $151,000, $133,000 and $80,000 for 2010, 2009 and 2008, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper for 2010 totaled $0. The audit-related fees billed to Registrant by EisnerAmper for 2009 totaled approximately $6,000. The audit-related fees billed to Registrant by EisnerAmper for 2008 totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by EisnerAmper for 2010, 2009 or 2008.

(d) All Other Fees

The other fees billed to Registrant by EisnerAmper for 2010, 2009 and 2008 totaled $0.

PART IV

			Page in Annual Report
Item 15.		Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2010 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2010 and 2009	2

		Condensed Schedules of Investments – December 31, 2010, 2009 and 2008	3 – 4

		Statements of Operations – For the years ended December 31, 2010 and 2009	5

		Statements of Changes in Unitholders’ Capital – For the years ended December 31, 2010, 2009 and 2008	6

		Notes to Financial Statements	7 – 21

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

3.1	Third Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated December 1, 2008 (incorporated by reference to Exhibit 13.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (filed herewith)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

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

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2010

WORLD MONITOR TRUST III – SERIES J

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (the “Series”) as of December 31, 2010 and 2009, and the related statements of operations and changes in unitholder’s capital and the financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and the financial highlights are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Series is not required to have, nor were we engaged to perform, an audit of the Series’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2010 and 2009, and the results of its operations and changes in its unitholder’s capital and the financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP

New York, New York

March 18, 2011

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents (See Note 2)	$47,172,056	$127,893,953
Net unrealized gain on open futures contracts	3,214,311	1,378,396
Commodity options owned, at fair value (premiums paid $652,215 and $2,111,559 at December 31, 2010 and 2009, respectively)	454,809	2,183,652
Net unrealized gain on open forward contracts	1,842,652	0
Investments in securities, at fair value (cost $103,338,919 and $0 at December 31 2010 and 2009, respectively)	101,683,079	0

Total assets	$154,366,907	$131,456,001

LIABILITIES
Accrued expenses payable	$195,998	$146,256
Commissions payable	0	12,974
Interest payable	0	1,092
Management fees payable	31,846	0
Trading advisor incentive fees payable	1,035,898	62,430
Trading advisor management fees payable	201,680	214,539
Offering costs payable	52,859	12,990
Net unrealized loss on open forward contracts	0	701,135
Commodity options written, at fair value (premiums received $21,840 and $18,100 at December 31, 2010 and 2009, respectively)	13,020	10,400
Service fees payable (See Note 5)	201,001	209,582
Redemptions payable	898,839	735,148
Subscriptions received in advance	2,046,733	1,793,322

Total liabilities	4,677,874	3,899,868

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 1,033,469.123 and 895,406.461 Units outstanding at December 31, 2010 and 2009, respectively	132,255,516	111,649,834
Managing Owner’s Units – none and none Units outstanding at December 31, 2010 and 2009, respectively	0	0
Class II Units:
Unitholders’ Units – 125,308.427 and 111,441.024 Units outstanding at December 31, 2010 and 2009, respectively	17,110,868	14,529,426
Managing Owner’s Units – 2,362.860 and 10,560.643 Units outstanding at December 31, 2010 and 2009, respectively	322,649	1,376,873

Total unitholders’ capital (Net Asset Value)	149,689,033	127,556,133

Total liabilities and unitholders’ capital	$154,366,907	$131,456,001

NET ASSET VALUE PER UNIT
Class I	$127.97	$124.69

Class II	$136.55	$130.38

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2010 and 2009

	2010		2009
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	1.15%	$1,716,193	0.23%	$289,625
Currencies	0.35%	521,182	0.00%	0
Energy	0.25%	380,376	0.18%	228,104
Interest rates	0.08%	121,121	(0.48)%	(605,606)
Metals	4.42%	6,613,151	4.68%	5,966,762
Stock indices	0.11%	161,174	0.50%	634,115

Net unrealized gain on futures contracts purchased	6.36%	9,513,197	5.11%	6,513,000

Futures contracts sold:
Commodities	(0.21)%	(320,244)	(0.07)%	(90,706)
Currencies	0.00%	4,434	0.18%	232,889
Energy	(0.10)%	(145,739)	(0.31)%	(392,930)
Interest rates	(0.06)%	(92,295)	0.14%	179,376
Metals	(3.81)%	(5,698,325)	(3.92)%	(5,002,295)
Stock indices	(0.03)%	(46,717)	(0.05)%	(60,938)

Net unrealized loss on futures contracts sold	(4.21)%	(6,298,886)	(4.03)%	(5,134,604)

Net unrealized gain on open futures contracts	2.15%	$3,214,311	1.08%	$1,378,396

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.27%	409,220	0.03%	$35,552

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.96%	1,433,432	(0.58)%	(736,687)

Net unrealized gain (loss) on open forward contracts	1.23%	$1,842,652	(0.55)%	$(701,135)

	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts

Fair value of options purchased:
Commodities	0.21%	$317,319	0.33%	$423,237
Energy	0.09%	137,490	1.36%	1,738,150
Interest rates	0.00%	0	0.02%	22,265

Total commodity options owned, at fair value (premiums paid $652,215 and $2,111,559 at December 31, 2010 and 2009, respectively)	0.30%	$454,809	1.71%	$2,183,652

Written Options on Futures Contracts

Fair value of options written:
Commodities	0.00%	$0	0.00%	$(1,120)
Energy	(0.01)%	(13,020)	(0.01)%	(9,280)

Total commodity options written, at fair value (premiums received $21,840 and $18,100 at December 31, 2010 and 2009, respectively)	(0.01)%	$(13,020)	(0.01)%	$(10,400)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

December 31, 2010 and 2009

	2010		2009
Investment in Securities	Fair Value as a % Unitholders’ Capital	Fair Value	Fair Value as a% Unitholders’ Capital	Fair Value

Fair value of investment in Mutual Funds:
JPMorgan Short Duration Bond (shares 3,711,465.20)	27.20%	$40,714,773	0.00%	$0
Pimco Low Duration Fund (shares 3,907,428.57)	27.12%	40,598,183	0.00%	0
Wells Fargo Adv Short-Term Bond (shares 2,336,023.26)	13.61%	20,370,123	0.00%	0

Total investments in securities, at fair value (cost $103,338,919 and $0 at December 31, 2010 and 2009, respectively)	67.93%	$101,683,079	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES
Realized	$13,186,683	$13,754,032	$25,072,131
Change in unrealized	2,455,483	1,833,884	(789,373)
Dividend income	557,782	0	0
Interest income	76,527	36,289	1,342,287

Total revenues	16,276,475	15,624,205	25,625,045

EXPENSES
Brokerage commissions	780,591	705,884	288,767
Interest expense	0	3,783	0
Management fees	693,254	626,481	539,433
ClariTy Managed Account fees	90,875	0	0
Managing Owner fees earned on investment funds	42,500	0	0
Trading advisor management fees	2,587,500	2,637,134	2,398,844
Trading advisor incentive fees	2,629,655	2,477,883	5,317,704
Service fee – Class I Units (See Note 5)	2,456,823	2,376,335	1,891,394
Sales commission	1,386,508	1,252,962	1,078,866
Offering costs	239,437	430,727	417,411
Operating expenses	760,044	720,621	763,068

Total expenses	11,667,187	11,231,810	12,695,487

NET INCOME	$4,609,288	$4,392,395	$12,929,558

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income per weighted average Unitholder and Managing Owner Unit
Class I	$3.83	$4.11	$14.27

Class II	$6.77	$6.34	$13.95

Weighted average number of Units outstanding – Class I	973,800	883,415	800,954

Weighted average number of Units outstanding – Class II	130,238	119,456	107,386

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2010, 2009 and 2008

	Class I				Class II
	Unitholders		Managing Owner		Unitholders		Managing Owner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2007	688,045.259	$72,522,810	7,461.871	$786,512	57,736.703	$6,106,173	601.816	$63,647	$753,845.649	$79,479,142

Additions	285,924.506	33,452,938	2,005.707	235,241	83,554.340	9,844,197	835.601	97,798	372,320.154	43,630,174

Offering costs		(97,255)		(1,049)		(9,800)		(107)		(108,211)

Redemptions	(76,546.275)	(9,005,829)	0.000	0	(20,309.335)	(2,462,776)	0.000	0	(96,855.610)	(11,468,605)

Transfers	(4,356.348)	(502,920)	0.000	0	4,331.644	502,920	0.000	0	(24.704)	0

Net income		11,310,453		120,834		1,482,240		16,031		12,929,558

Unitholders’ capital at December 31, 2008	893,067.142	107,680,197	9,467.578	1,141,538	125,313.352	15,462,954	1,437.417	177,369	1,029,285.489	124,462,058

Additions	160,931.493	19,717,335	0.000	0	14,869.308	1,924,884	0.000	0	175,800.801	21,642,219

Redemptions	(158,592.174)	(19,333,355)	0.000	0	(28,741.636)	(3,607,184)	0.000	0	(187,333.810)	(22,940,539)

Transfers	0.000	0	(9,467.578)	(1,190,639)	0.000	0	9,123.226	1,190,639	(344.352)	0

Net income		3,585,657		49,101		748,772		8,865		4,392,395

Unitholders’ capital at December 31, 2009	895,406.461	111,649,834	0.000	0	111,441.024	14,529,426	10,560.643	1,376,873	1,017,408.128	$127,556,133

Additions	226,517.853	27,798,132	0.000	0	25,378.854	3,268,991	0.000	0	251,896.707	31,067,123

Redemptions	(88,455.191)	(10,919,735)	0.000	0	(11,511.451)	(1,523,776)	(8,197.783)	(1,100,000)	(108,164.425)	(13,543,511)

Net income		3,727,285		0		836,227		45,776		4,609,288

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. As of December 31, 2007, Series G, H and I were no longer offered and had been dissolved. Series J will continue to exist unless terminated pursuant to the provisions of Article XIII of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Series J is December 31.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Each of “Kenmar Preferred” or the “Managing Owner” refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC. Effective December 31, 2010, the Managing Owner terminated the managed account agreement with Graham (See Note 10).

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”),pursuant to its Tudor Quantitative Commodities Strategy, and Paskewitz Asset Management, LLC (“Paskewitz”),pursuant to its Contrarian Stock Index Program) Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

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

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units (the “Units”) are being offered (totaling $375,000,000) (“Subscription Maximum”). Units are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

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

Initially, the Units were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Unit.

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

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting agreement (See Note 8). The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the year.

Investments in investment funds consist of publicly traded mutual funds. Publicly traded mutual funds are valued using the net asset value on the last day of the period provided by a third party pricing service. Realized gains and losses from investment funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Dividends are recorded on the ex-dividend date.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). There are no Level 3 investments on December 31, 2010 or 2009.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$3,214,311	$0	$0	$3,214,311
Net unrealized gain on open forward contracts	$0	$1,842,652	$0	$1,842,652
Commodity options owned, at fair value	$0	$454,809	$0	$454,809
Investment in securities, at fair value	$101,683,079	$0	$0	$101,683,079

Liabilities:
Commodity options written, at fair value	$0	$(13,020)	$0	$(13,020)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$1,378,396	$0	$0	$1,378,396
Commodity options owned, at fair value	$0	$2,183,652	$0	$2,183,652

Liabilities:
Net unrealized loss on open forward contracts	$0	$(701,135)	$0	$(701,135)
Commodity options written, at fair value	$0	$(10,400)	$0	$(10,400)

B.	Recent Accounting Pronouncement

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

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of December 31, 2010 and 2009, restricted cash totaled $1,934,375 and $9,367,166, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates. As of December 31, 2010 and 2009, ($263,234) and $858,933 are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, organization and initial offering costs were paid by the Managing Owner, subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months of Series J’s operations, provided that the Managing Owner shall not be entitled to reimbursement for such expenses in an aggregated amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by Series J during the initial offering period and the first 36 months of Series J’s operations.

In addition, Series J shall not reimburse the Managing Owner for organization and offering expenses (both initial and ongoing) in excess of 0.50% per annum of Series J’s net asset value. Organization and initial offering costs (exclusive of the initial selling fee), totaling $1,454,441 for all Series of the Trust were paid by the Managing Owner. Series J’s allocable portion of such costs was $1,304,181 of which $1,120,668 was reimbursed by Series J to the Managing Owner through December 31, 2008 and the balance will not be reimbursed.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Organization and Offering Costs (Continued)

The Managing Owner is also responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2010, the Managing Owner has paid $2,030,780 in ongoing offering costs, of which $1,973,618 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2010, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,394,161 and $1,374,555, respectively. Of the $1,374,555, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2010 and 2009, Series J’s allocable portion of organization and initial and ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

At December 31, 2010, of the $52,859 of offering cost payable listed on the statements of financial condition, $0 is initial offering costs and $52,859 represents ongoing offering cost.

G.	Interest Income and Dividend Income

Interest income is recorded on an accrual basis. Dividend income and dividends on securities sold short are recorded on the ex-dividend date.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	2010	2009	2008
Management fees	$693,254	$626,481	$539,433
ClariTy Managed Account fees	90,875	0	0
Operating expenses	198,600	161,378	117,665

Total	$982,729	$787,859	$657,098

Expenses payable to the Managing Owner and its affiliates as of December 31, 2010 and 2009 were $63,346 and $36,271, respectively. Such amounts are included in accrued expenses payable on the statements of financial condition.

Note 4.	MANAGING OWNER

As of December 31, 2009, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See note 5).

Effective October 1, 2010, Series J is paying a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Owner, for risk management and related administrative services with respect to monitoring the Trading Advisors.

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Through June 30, 2009, Series J paid a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the net asset value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Series J to Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all commissions owing to the Correspondent Selling Agents (each a “CSA” and collectively, the “CSAs”), who were entitled to receive from the Selling Agent an initial commission equal to 2% of the initial net asset value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

Commencing with the 13th month after the purchase of a Class I Unit, the CSAs received an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the net asset value per Class I Unit as of the beginning of each month of the Class I Units sold by them. Beginning July 1, 2009, Series J (rather than the Selling Agent) pays its service fee on Class I Units directly to the CSAs.

Starting July 1, 2009, Service Fee – Class I Units (as described below) disclosed on the statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, a recapture of the service fee on Units held with no CSA.

For the year ended December 31, 2010 and for the period July 1, 2009 to December 31, 2009, the “Service Fee – Class I Units” is composed of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Monthly 1/12 of 2% service fee calculated on all Class I Units	$2,411,963	$1,121,089
Initial upfront 2% sales commission	556,889	258,838
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(512,029)	(80,735)

Total	$2,456,823	$1,299,192

Series J will also pay the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month.

Effective October 1, 2010, Series J has agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month net asset value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month net asset value. These fees will be deducted from the management fee.

Class II Unitholders are only assessed the Wells Fargo service fee mentioned above.

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

Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz monthly management fees at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0%, 1.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective advisory agreements. Additionally, Series J pays Ortus, Eagle, Graham, GLC, Krom, Crabel, Tudor and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% , 25%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective advisory agreements. For the years ended December 31, 2010, 2009 and 2008, incentive fees earned by the Trading Advisors were $2,629,655, $2,477,883 and $5,317,704, respectively, of which $1,035,898 and $62,430, respectively, remains payable by Series J at December 31, 2010 and December 31, 2009.

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

Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC. Effective December 31, 2010, the Managing Owner terminated the managed account agreement with Graham (See Note 10).

Note 8.	MARKET AND CREDIT RISK

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2010 and 2009, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at December 31, 2010 and 2009. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$9,756,436	$(6,542,125)	$3,214,311
Forward Contracts	3,480,323	(1,637,671)	1,842,652
Option Contracts	454,809	(13,020)	441,789

Total gross fair value of derivatives	$13,691,568	$(8,192,816)	$5,498,752

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	MARKET AND CREDIT RISK (CONTINUED)

	December 31, 2009
Description	Assets	Liabilities	Net
Futures Contracts	$8,024,162	$(6,645,766)	$1,378,396
Forward Contracts	2,082,991	(2,784,126)	(701,135)
Option Contracts	2,183,652	(10,400)	2,173,252

Total gross fair value of derivatives	$12,290,805	$(9,440,292)	$2,850,513

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2010 and 2009 is as follows:

	Trading Revenue for years ending December 31,
Type of Instrument	2010*	2009
Commodities Contracts	$3,746,354	$812,906
Currencies Contracts	3,226,724	2,211,059
Energy Contracts	(3,442,787)	103,117
Interest Rate Contracts	4,890,455	(3,337,376)
Metals Contracts	2,863,499	6,519,462
Stock Indices Contracts	540,255	7,537,070
Purchased Options on Futures Contracts	(2,324,584)	(3,778,627)
Written Options on Futures Contracts	301,245	45,626
Forward Currency Contracts	6,715,707	5,474,679

Total	$16,516,868	$15,587,916

Line item in Statements of Operations
Realized	$12,405,545	$13,754,032
Change in unrealized	4,111,323	1,833,884

Total	$16,516,868	$15,587,916

*	Excludes income from Investments in Securities

For the years ended December 31, 2010 and 2009, the total number of closed futures contracts was approximately 161,610 and 123,694 respectively, the total number of closed options contracts was approximately 6,841 and 6,284, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,817,698,867 and $1,318,366,209, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during years ended December 31, 2010 and 2009.

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

At December 31, 2010 and 2009, such segregated assets totaled $24,432,605 and $20,316,765, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $3,399,129 and $3,135,943 at December 31, 2010 and 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2010, all of Series J’s open futures contracts mature within fifty one months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2010	2009	2008	2010	2009	2008
Per Unit Performance
(for a Unit outstanding throughout the entire year)

Net asset value per Unit at beginning of period	$124.69	$120.57	$105.40	$130.38	$123.39	$105.76

Income (loss) from operations:
Net realized and change in unrealized gain(1)	13.52	15.56	28.06	14.36	16.03	28.19
Interest income(1)	0.07	0.04	1.47	0.07	0.03	1.54
Dividend income(1)	0.50	0.00	0.00	0.53	0.00	0.00
Expenses(1)	(10.81)	(11.48)	(14.24)	(8.79)	(9.07)	(12.01)

Total income (loss) from operations	3.28	4.12	15.29	6.17	6.99	17.72

Offering costs(1), (2)	0.00	0.00	(0.12)	0.00	0.00	(0.09)

Net increase for the year	3.28	4.12	15.17	6.17	6.99	17.63

Net asset value per Unit at end of period	$127.97	$124.69	$120.57	$136.55	$130.38	$123.39

Total Return
Total return before incentive fees	4.56%	5.46%	19.44%	6.69%	7.70%	21.50%
Incentive fee	(1.93)%	(2.04)%	(5.05)%	(1.96)%	(2.04)%	(4.83)%

Total return after incentive fees	2.63%	3.42%	14.39%	4.73%	5.66%	16.67%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(3)	(6.33)%	(7.31)%	(5.93)%	(4.31)%	(5.13)%	(4.01)%
Incentive fee	(1.95)%	(2.01)%	(5.05)%	(1.96)%	(1.98)%	(4.83)%

Net investment loss after incentive fees	(8.28)%	(9.32)%	(10.98)%	(6.27)%	(7.11)%	(8.84)%

Interest income	0.06%	0.03%	1.26%	0.06%	0.02%	1.30%

Dividend income	0.41%	0.00%	0.00%	0.41%	0.00%	0.00%

Incentive fees	1.95%	2.01%	5.05%	1.96%	1.98%	4.83%
Other expenses(2)	6.80%	7.34%	7.19%	4.78%	5.15%	5.31%

Total expenses	8.75%	9.35%	12.24%	6.74%	7.13%	10.14%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

Dividend and interest income per Unit, expenses per Unit and offering costs per Unit are calculated by dividing dividend and interest income, expenses and offering costs applicable to each class by the weighted average number of Units of each class outstanding during the year. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Offering costs were charged against capital through March 31, 2008. Beginning April 1, 2008, offering costs were expensed.
(3)	Represents dividend and interest income less total expenses (exclusive of incentive fees).

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	SUBSEQUENT EVENTS

From January 1, 2011 through March 18, 2011, there were subscriptions and redemptions, inclusive of transfers, of $5,399,168 and $2,977,824, respectively.

Effective January 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Series J will pay GRM, a monthly management fee at the annual rate of 2.0%, of Series J’s allocated assets. Additionally, Series J will pay GRM an incentive fee accrued monthly and paid quarterly of 20% for achieving “New High Net Trading Profits” as defined in GRM’s advisory agreement.

Series J has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp will provide administration services to Series J.

AlphaMetrix360, LLC, formally known as Spectrum Global Fund Administration, L.L.C. (“AlphaMetrix”) currently provides Series J with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and Series J. Series J has notified AlphaMetrix that effective May 31, 2011, Series J intends to replace AlphaMetrix with GlobeOp as Administrator and that AlphaMetrix’s Services Agreement with Series J will be terminated effective close of business on May 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2011.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By: /s/ David K. Spohr	Date: March 18, 2011
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 18, 2011.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By: /s/ Kenneth A. Shewer	Date: March 18, 2011
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 18, 2011
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)