Form 10-Q
period 2011-03-31
World Monitor Trust III - Series J
filed 2011-05-13
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2011

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$33,228,179	$47,172,056
Net unrealized gain on open futures contracts	837,558	3,214,311
Commodity options owned, at fair value (premiums paid $715,130 and $652,215 at March 31, 2011 and December 31, 2010, respectively)	807,636	454,809
Net unrealized gain on open forward contracts	908,281	1,842,652
Investment in affiliated investment fund, at fair value (cost $5,257,578 and $0 at March 31, 2011 and December 31, 2010, respectively	4,783,871	0
Investments in securities, at fair value (cost $115,628,601 and $103,338,919 at March 31, 2011 and December 31 2010, respectively)	114,170,226	101,683,079

Total assets	$154,735,751	$154,366,907

LIABILITIES
Accrued expenses payable	$138,140	$195,998
Managing Owner fees on investment funds payable	190,562	0
Management fees payable	0	31,846
Trading Advisors’ incentive fees payable	405,621	1,035,898
Trading Advisors’ management fees payable	141,539	201,680
Offering costs payable	31,860	52,859
Commodity options written, at fair value (premiums received $23,631 and $21,840 at March 31, 2011 and December 31, 2010, respectively)	5,455	13,020
Service fees payable (See Note 5)	296,722	201,001
Redemptions payable	1,190,677	898,839
Subscriptions received in advance	4,886,064	2,046,733

Total liabilities	7,286,640	4,677,874

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 1,033,435.640 and 1,033,469.123 Units outstanding at March 31, 2011 and December 31, 2010, respectively	128,962,270	132,255,516
Managing Owner’s Units – none and none Units outstanding at March 31, 2011 and December 31, 2010, respectively	0	0
Class II Units:
Unitholders’ Units – 135,773.593 and 125,308.427 Units outstanding at March 31, 2011 and December 31, 2010, respectively	18,170,619	17,110,868
Managing Owner’s Units – 2,362.860 and 2,362.860 Units outstanding at March 31, 2011 and December 31, 2010, respectively	316,222	322,649

Total unitholders’ capital (Net Asset Value)	147,449,111	149,689,033

Total liabilities and unitholders’ capital	$154,735,751	$154,366,907

NET ASSET VALUE PER UNIT
Class I	$124.79	$127.97

Class II	$133.83	$136.55

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.28%	$406,857	1.15%	$1,716,193
Currencies	0.01%	21,900	0.35%	521,182
Energy	0.15%	215,896	0.25%	380,376
Interest rates	(0.04)%	(55,249)	0.08%	121,121
Metals	0.86%	1,268,918	4.42%	6,613,151
Stock indices	0.00%	2,700	0.11%	161,174

Net unrealized gain on futures contracts purchased	1.26%	1,861,022	6.36%	9,513,197

Futures contracts sold:
Commodities	(0.07)%	(107,018)	(0.21)%	(320,244)
Currencies	0.00%	0	0.00%	4,434
Energy	(0.01)%	(14,040)	(0.10)%	(145,739)
Interest rates	0.00%	2,041	(0.06)%	(92,295)
Metals	(0.62)%	(910,582)	(3.81)%	(5,698,325)
Stock indices	0.01%	6,135	(0.03)%	(46,717)

Net unrealized loss on futures contracts sold	(0.69)%	(1,023,464)	(4.21)%	(6,298,886)

Net unrealized gain on open futures contracts	0.57%	$837,558	2.15%	$3,214,311

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.95%	$1,404,573	0.27%	$409,220

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.33)%	(496,292)	0.96%	1,433,432

Net unrealized gain on open forward contracts	0.62%	$908,281	1.23%	$1,842,652

	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts
Fair value of options purchased:
Commodities	0.40%	$584,196	0.21%	$317,319
Energy	0.15%	223,440	0.09%	137,490

Total commodity options owned, at fair value (premiums paid $715,130 and $652,215 at March 31, 2011 and December 31, 2010, respectively)	0.55%	$807,636	0.30%	$454,809

Written Options on Futures Contracts
Fair value of options written:
Commodities	0.00%	$(5,455)	0.00%	$0
Energy	0.00%	0	(0.01)%	(13,020)

Total commodity options written, at fair value (premiums received $23,631 and $21,840 at March 31, 2011 and December 31, 2010, respectively)	0.00%	$(5,455)	(0.01)%	$(13,020)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011		December 31, 2010
	Fair Value as a % Unitholders’ Capital	Fair Value	Fair Value as a% Unitholders’ Capital	Fair Value
Investment in Securities
Fair value of investment in Mutual Funds:
JPMorgan Short Duration Bond (shares 4,157,597.42 and 3,711,465.20 at March 31, 2011 and December 31, 2010, respectively)	30.88%	$45,525,692	27.20%	$40,714,773
Pimco Low Duration Fund (shares 4,381,879.70 and 3,907,428.57 at March 31, 2011 and December 31, 2010, respectively)	31.02%	45,746,824	27.12%	40,598,183
Wells Fargo Adv Short-Term Bond (shares 2,616,881.18 and 2,336,023.26 at March 31, 2011 and December 31, 2010, respectively)	15.53%	22,897,710	13.61%	20,370,123

Total investments in securities, at fair value (cost $115,628,601 and $103,338,919 at March 31, 2011 and December 31, 2010, respectively)	77.43%	$114,170,226	67.93%	$101,683,079

	Fair Value as a % Unitholders’ Capital	Fair Value	Fair Value as a% Unitholders’ Capital	Fair Value
Investment in Affiliated Investment Fund
Fair value in affiliated investment fund:
Investment in CTA Choice GRM	3.24%	$4,783,871	0.00%	0

Total investment in affiliated investment fund, at fair value (cost $5,257,578 and $0 at March 31, 2011 and December 31, 2010, respectively)	3.24%	$4,783,871	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended March 31,

	2011	2010
Gain (loss) on investments:
Realized	$1,775,042	$(2,253,236)
Change in unrealized	(2,814,391)	2,027,524
Dividend income	599,682	0
Interest income	4,335	20,465

Net loss from trading investments	(435,332)	(205,247)

Net change in unrealized depreciation on investment in affiliated investment fund	(473,707)	(0)

Total loss on investments	(909,039)	(205,247)

EXPENSES
Brokerage commissions	135,591	233,713
Management fees	190,562	163,554
ClariTy Managed Account fees	95,281	0
Managing Owner fees earned on investment funds	190,562	0
Trading Advisors’ management fees	432,672	650,677
Trading Advisors’ incentive fees	405,621	256,855
Service fees – Class I Units (See Note 5)	669,980	692,742
Sales commission	381,123	327,108
Offering costs	93,742	20,381
Operating expenses	191,397	166,978

Total expenses	2,786,531	2,512,008

NET LOSS	$(3,695,570)	$(2,717,255)

NET LOSS PER WEIGHTED AVERAGE
UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average Unitholder and
Managing Owner Unit
Class I	$(3.20)	$(2.64)

Class II	$(2.83)	$(2.08)

Weighted average number of Units outstanding – Class I	1,036,817	932,611

Weighted average number of Units outstanding – Class II	134,001	124,307

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2011
Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033
Subscriptions	27,578.964	3,532,585	0.000	0	13,692.531	1,866,585	0.000	0	41,271.495	5,399,170
Redemptions	(27,612.447)	(3,509,862)	0.000	0	(3,227.365)	(433,660)	0.000	0	(30,839.812)	(3,943,522)
Net loss		(3,315,969)		0		(373,174)		(6,427)		(3,695,570)

Unitholders’ capital at March 31, 2011	1,033,435.640	$128,962,270	0.000	$0	135,773.593	$18,170,619	2,362.860	$316,222	1,171,572.093	$147,449,111

Three Months Ended March 31, 2010
Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133
Subscriptions	83,158.137	10,038,124	0.000	0	5,721.795	722,600	0.000	0	88,879.932	10,760,724
Redemptions	(16,024.890)	(1,941,691)	0.000	0	(1,666.595)	(211,569)	0.000	0	(17,691.485)	(2,153,260)
Net loss		(2,458,988)		0		(235,149)		(23,118)		(2,717,255)

Unitholders’ capital at March 31, 2010	962,539.708	$117,287,279	0.000	$0	115,496.224	$14,805,308	10,560.643	$1,353,755	1,088,596.575	$133,446,342

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

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Each of “Kenmar Preferred” or “Managing Owner” refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. The Managing Owner terminated the managed account agreements with GLC and Graham effective March 31, 2010 and December 31, 2010, respectively.

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy, and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program) Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

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

F.	Investment in affiliated investment fund

The investment in the affiliated investment fund is reported in Series J’s condensed statement of financial condition. Fair value ordinarily is the value determined for the affiliated investment fund in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the fund. Generally, the fair value of Series J’s investment in the fund represents the amount that Series J could reasonably expect to receive from the fund if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedule of investments, as of March 31, 2011, the condensed statements of operations for the three months ended March 31, 2011 (“First Quarter 2011”) and for the three months ended March 31, 2010 (“First Quarter 2010”) and the condensed statements of changes in trust capital for the First Quarter 2011 and First Quarter 2010 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2011 and the results of its operations for the First Quarter 2011 and First Quarter 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting agreement (See Note 10). The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statement of changes in unitholders’ capital is provided.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Series J’s investment in the affiliated investment fund is classified as Level 2 using the fair value hierarchy. The Level 2 investment in the affiliated investment fund is valued at the net asset value as reported by the underlying investment fund’s capital balance using the expedient method. The carrying value of the underlying investment is at fair value. There are no Level 3 investments on March 31, 2011 or December 31, 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$837,558	$0	$0	$837,558
Net unrealized gain on open forward contracts	$0	$908,281	$0	$908,281
Commodity options owned, at fair value	$0	$807,636	$0	$807,636
Investments in securities, at fair value	$114,170,226	$0	$0	$114,170,226
Investment in affiliated investment fund, at fair value	$0	$4,783,871	$0	$4,783,871

Liabilities:
Commodity options written, at fair value	$0	$(5,455)	$0	$(5,455)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$3,214,311	$0	$0	$3,214,311
Net unrealized gain on open forward contracts	$0	$1,842,652	$0	$1,842,652
Commodity options owned, at fair value	$0	$454,809	$0	$454,809
Investment in securities, at fair value	$101,683,079	$0	$0	$101,683,079

Liabilities:
Commodity options written, at fair value	$0	$(13,020)	$0	$(13,020)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement

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

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of March 31, 2011 and December 31, 2010, variation margin totaled $(1,031,770) and $1,934,375, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates. As of March 31, 2011 and December 31, 2010, $(200,495) and $(263,234) are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2011, the Managing Owner has paid $2,152,994 in ongoing offering costs, of which $2,095,832 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2011, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,516,375 and $1,496,769, respectively. Of the $1,496,769, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2011 and First Quarter 2010, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

H.	Interest Income and Dividend Income

Interest income is recorded on an accrual basis. Dividends on investments in securities are recorded on the ex-dividend date.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	First Quarter 2011	First Quarter 2010
Management fees	$190,562	$163,554
ClariTy Managed Account fees to affiliate	95,281	0
Managing Owner fees on investment funds payable	190,562	0
Operating Expenses	41,664	53,386

Total	$518,069	$216,940

Expenses payable to the Managing Owner and its affiliates as of March 31, 2011 and December 31, 2010 were $224,562 and $63,346 respectively. Such amounts are included in accrued expenses payable and Managing Owner fees earned on investment funds on the statements of financial condition.

Note 4.	MANAGING OWNER AND AFFILIATES

As of March 31, 2011, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See note 5).

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets. For the First Quarter 2011, Managing Owner fees on investment funds amounted to $190,562.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Effective October 1, 2010, Series J is paying a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy Managed Account & Analytics Platform LLC, an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors.

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

Starting July 1, 2009, the Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents the monthly 1/12 of 2% of the net asset value per Class I Unit as of the beginning of each month. The service fee calculated on all Class I Units is the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, a recapture of the service fee on Units held with no CSA.

For the First Quarter 2011 and First Quarter 2010, the Service Fee – Class I Units is composed of the following:

	First Quarter 2011	First Quarter 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$668,333	$574,383
Initial upfront 2% sales commission	130,979	210,033
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(129,332)	(91,674)

Total	$669,980	$692,742

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

Class II Unitholders are only assessed the Wells Fargo service fee mentioned above.

Note 6.	ADMINISTRATOR

The administrator of Series J is AlphaMetrix360, LLC (the “Administrator”) who, on December 10, 2010, purchased the assets of Spectrum Global Fund Administration LLC. The Administrator provides general administrative services to Series J and maintains Series J’s principal books and records. For the First Quarter 2011 and the First Quarter 2010, the Company paid administration fees $74,932 and $55,608, respectively, of which $21,778 remains payable by the Company at March 31, 2011.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUND

Effective January 1, 2011, Series J invested a portion of its assets in an affiliated investment fund. Series J’s investment in the affiliated investment fund represents approximately 3.24% of the net asset value of Series J at March 31, 2011. The investment in the affiliated investment fund is reported in Series J’s condensed statements of financial condition at its fair value. The investment is subject to the terms of the organizational and offering documents of the affiliated investment fund.

The following table summarizes the change in fair value of Series J’s Level 2 investment in affiliated fund for the quarter ended March 31, 2011.

	Net Asset Value December 31, 2010	Investment	Gain/ (Loss)	Redemptions	Net Asset Value March 31, 2011
CTA Choice GRM	$0	$12,694,222	$(473,707)	$(7,436,644)	$4,783,871

Series J may make additional subscriptions or redemptions from the affiliated investment fund on a monthly basis. The affiliated investment fund engages in trading of commodity futures, forwards and currency contracts.

Series J records its proportionate share of income or loss in the condensed statements of operations. Through its investment in the affiliated investment fund, Series J pays its pro-rata share of the 2% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in the advisory agreement.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUND (CONTINUTED)

Series J’s investment in the affiliated investment fund is notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the affiliated investment fund to meet margin calls in accordance with the governing documents. However, Series J has no capital commitment to the affiliated investment fund except as disclosed below.

	Total Capital Commitment March 31, 2011	Net Asset Value March 31, 2011	Remaining Capital Commitment March 31, 2011
CTA Choice GRM	$21,659,517	$4,783,871	$16,875,646

Series J’s investment in the affiliated investment fund is subject to the market and credit risks of securities held or sold short by this fund. The Investment Manager has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The shareholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	TRUSTEE

The trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The trustee has delegated to the Managing Owner the power and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 9.	COSTS, FEES AND EXPENSES

A.	Operating Expenses

Operating expenses of Series J are paid for by Series J.

B.	Management and Incentive Fees

Series J pays Crabel and Tudor a monthly management fee at the annual rate of 1.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective advisory agreement. Additionally, Series J pays an incentive fee accrued and paid quarterly of 25% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective advisory agreements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Series J paid Ortus, Eagle, Graham, GLC, Krom and Paskewitz a monthly management fee at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective advisory agreements. Additionally, Series J paid Ortus, Eagle, Graham, GLC, Krom and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective advisory agreements. For the First Quarter 2011 and 2010, incentive fees earned by the Trading Advisors were $405,621 and $256,855, respectively, of which $405,621 remains payable by Series J at March 31, 2011.

Effective October 1, 2010 Series J entered into an amendment to change the management and incentive fee charged to some of its Trading Advisors. Series J pays Eagle, Graham, Krom, and Paskewitz monthly management fees at the annual rate of 1.5%, 2.0%, 1.5%, and 1.0% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective advisory agreements. Additionally, effective October 1, 2010 Series J pays Eagle, Graham, Krom, and Paskewitz an incentive fee accrued monthly and paid quarterly of 25%, 20%, 25%, and 25% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective advisory agreements. Effective January 1, 2011, Series J pays Ortus’ a monthly management fee at the annual rate of 1.0% of their allocated assets as defined in the amendment to their advisory agreement. Additionally, effective January 1, 2011, Series J pays Ortus a 25% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” as defined in the amendment to their advisory agreements.

The Managing Owner terminated the managed account agreements with GLC and Graham effective March 31, 2010 and December 31, 2010, respectively.

Effective March 31, 2011, the Managing Owner terminated the managed account agreement with Eagle (See Note 12).

Note 10.	MARKET AND CREDIT RISK

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of March 31, 2011 and December 31, 2010, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	MARKET AND CREDIT RISK (CONTINUED)

The following presents the fair value of derivative contracts at March 31, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statements of financial condition.

	March 31, 2011
Description	Assets	Liabilities	Net
Futures Contracts	$3,509,470	$(2,671,912)	$837,558
Forward Contracts	2,177,322	(1,269,041)	908,281
Option Contracts	807,636	(5,455)	802,181

Total gross fair value of derivatives	$6,494,428	$(3,946,408)	$2,548,020

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$9,756,436	$(6,542,125)	$3,214,311
Forward Contracts	3,480,323	(1,637,671)	1,842,652
Option Contracts	454,809	(13,020)	441,789

Total gross fair value of derivatives	$13,691,568	$(8,192,816)	$5,498,752

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2011 and 2010 is as follows:

Type of Instrument	Trading Revenue for the First Quarter 2011*	Trading Revenue for the First Quarter 2010
Commodities Contracts	$821,144	$(522,051)
Currencies Contracts	(678,680)	368,574
Energy Contracts	1,598,814	254,019
Interest Rate Contracts	(796,328)	279,087
Metals Contracts	(902,618)	(760,056)
Stock Indices Contracts	(1,531,063)	(1,250,918)
Purchased Options on Futures Contracts	62,840	(468,451)
Written Options on Futures Contracts	12,731	104,690
Forward Currency Contracts	176,346	1,769,394

Total	$(1,236,814)	$(225,712)

Condensed Statements of Operations
Realized	$1,775,042	$(2,253,236)
Change in unrealized	(3,011,856)	2,027,524

Total	$(1,236,814)	$(225,712)

*	Excludes income from investments in securities and investment in the affiliated investment fund.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	MARKET AND CREDIT RISK (CONTINUED)

For the First Quarter 2011 and 2010, the total number of closed futures contracts was approximately 29,299 and 44,929, respectively, the total number of closed options contracts was approximately 2,477 and 2,225, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,571,097,765 and $2,591,214,393, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during the First Quarter 2011 and 2010.

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

At March 31, 2011 and December 31, 2010, such segregated assets totaled $17,719,443 and $24,432,605, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $2,847,716 and $3,399,129 at March 31, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading. As of March 31, 2011, all of Series J’s open futures contracts mature within 15 months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the First Quarter 2011 and 2010. This information has been derived from information presented in the financial statements.

	Class I		Class II
	First Quarter		First Quarter
Per Unit Performance	2011(5)	2010	2011(5)	2010
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$127.97	$124.69	$136.55	$130.38

Loss from operations:
Total trading and investing loss (1)	(1.25)	(0.40)	(1.32)	(0.42)
Interest income (1)	0.00	0.02	0.00	0.02
Dividend income (1)	0.51	0.00	0.55	0.00
Expenses (1)	(2.44)	(2.46)	(1.95)	(1.79)

Total loss from operations	(3.18)	(2.84)	(2.72)	(2.19)

Net asset value per Unit at end of period	$124.79	$121.85	$133.83	$128.19

Total Return (4)
Total return before incentive fees	(2.09)%	(2.08)%	(1.59)%	(1.49)%
Incentive fee	(0.39)%	(0.20)%	(0.40)%	(0.19)%

Total return after incentive fees	(2.48)%	(2.28)%	(1.99)%	(1.68)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees (2), (3)	(4.46)%	(7.22)%	(2.49)%	(4.75)%
Incentive fee (4)	(0.40)%	(0.20)%	(0.40)%	(0.20)%

Net investment loss after incentive fees	(4.86)%	(7.42)%	(2.89)%	(4.95)%

Interest income (3)	0.01%	0.06%	0.01%	0.05%

Dividend income (3)	1.59%	0.00%	1.62%	0.00%

Incentive fees (4)	0.40%	0.20%	0.40%	0.20%
Other expenses (3)	6.06%	7.28%	4.12%	4.80%

Total expenses	6.46%	7.48%	4.52%	5.00%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)

Dividend and Interest income per Unit, expenses per Unit are calculated by dividend and interest income and expenses applicable to each class by the weighted average number of Units of each class outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per Unit of each class with the other per Unit information.

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees). Excludes the Trust’s proportionate share of income and expenses from investment in affiliated fund.
(3)	Annualized.
(4)	Not annualized.
(5)	Effective January 1, 2011, includes loss from affiliated investment fund.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

From April 1, 2011 through May 13, 2011, there were subscriptions and redemptions of $1,543,436 and $1,007,045, respectively.

Effective April 30, 2011, the Managing Owner terminated the Managed Account traded by Eagle. Effective May 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Eagle Trading Systems Inc is the Trading Advisor for EAGL and will manage the assets pursuant to the Eagle Momentum Program. Series J will pay EAGL, a monthly management fee at the annual rate of 1.5%, of Series J’s allocated assets. Additionally, Series J will pay EAGL an incentive fee accrued monthly and paid quarterly of 25% for achieving “New High Net Trading Profits” as defined in EAGL’s advisory agreement.

The Company has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp will provide administration services to the Company. AlphaMetrix currently provides the Company with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and the Company. The Company has notified AlphaMetrix that effective May 31, 2011, the Company intends to replace AlphaMetrix with GlobeOp as Administrator and that AlphaMetrix’s Services Agreement with the Company will be terminated effective close of business on May 31, 2011.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2011 (“First Quarter 2011”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that, Registrant’s Units of beneficial interest are no longer to be publicly offered and are only to be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933. This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are “accredited investors.”Current investors that are not “accredited investors” are not required to redeem their current Units, but are not able to purchase additional Units.

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

The Trading Advisors and the Trading Vehicles

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts separately managed by the advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15V Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly. Effective December 31, 2010, the Managing Owner terminated the managed account agreement with Graham.

Beginning January 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Through its investment in GRM, Registrant pays its pro-rata share of the 2.0% annual management fee (accrued and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in GRM’s advisory agreement.

Registrant pays Crabel and Tudor a monthly management fee at the annual rate of 1.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective advisory agreement. Additionally, Registrant pays an incentive fee accrued and paid quarterly of 25% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective advisory agreements.

Registrant paid Ortus, Eagle, Graham, GLC, Krom and Paskewitz a monthly management fee at the annual rate of 2.0%, 2.0%, 2.5%, 2.0%, 2.0% and 2.0% respectively, of their Managed Accounts’ allocated assets as defined in their respective advisory agreements. Additionally, Registrant paid Ortus, Eagle, Graham, GLC, Krom and Paskewitz an incentive fee accrued monthly and paid quarterly of 20%, 20%, 20%, 20%, 20% and 20%, respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in their respective advisory agreements

Effective October 1, 2010, Registrant entered into an amendment to change the management and incentive fees charged to some of its Trading Advisors. Registrant will pay Eagle, Graham, Krom, and Paskewitz monthly management fees at the annual rate of 1.5%, 2.0%, 1.5%, and 1.0% respectively, of their Managed Accounts’ allocated assets as defined in the amendment to their respective Advisory Agreements. Additionally, effective October 1, 2010, Registrant will pay Eagle, Graham, Krom, and Paskewitz an incentive fee accrued monthly and paid quarterly of 25%, 20%, 25%, and 25% respectively, for achieving “New High Net Trading Profits” in their specific Managed Accounts as defined in the amendment to their respective Advisory Agreements. Effective January 1, 2011, Registrant pays Ortus’ a monthly management fee at the annual rate of 1.0% of their allocated assets as defined in the amendment to their advisory agreement. Additionally, effective January 1, 2011, Registrant pays Ortus a 25% incentive fee accrued monthly and paid quarterly for achieving “New High Net Trading Profits” as defined in the amendment to their advisory agreements.

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

On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum Global Fund Administration, L.L.C. The Administrator now refers to either AlphaMetrix360, LLC or Spectrum Global Fund Administration, L.L.C. depending on the applicable period discussed, See Note 10 of Registrant’s financial statements included in its annual report for the year ended December 31, 2010 (“Registrant’s 2010 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6, 7 and 8 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2010.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For a further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2010, which was included in the annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Of the Registrant’s investments at March 31, 2011, $115,007,784 or 94.65% of the Registrant’s investments are classified as Level 1 and $6,494,333 or 5.35% as Level 2. Of the Registrant’s Investments at December 31, 2010, $104,897,390 or 97.87% are classified as Level 1 and $2,284,411 or 2.13% as Level 2. There are no Level 3 investments at March 31, 2011 or December 31, 2010.

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

In January 2010, the Financial Accounting Standards Board amended the existing disclosure guidance on fair value measurements, which was effective for the Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for the Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Registrant’s financial position or results of operations. The implementation of this guidance did not have a material impact on Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2011 resulted in additional gross proceeds to Registrant of $170,188,090.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

First Quarter 2011

Subscriptions of Limited Interests and General Interests for the First Quarter 2011 were $5,399,170 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2011 were $3,943,522 and $0, respectively.

First Quarter 2010

Subscriptions of Limited Interests and General Interests for the First Quarter 2010 were $10,760,724 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2010 were $2,153,260 and $0, respectively.

Liquidity

A portion of Registrant’s net assets were allocated to commodities trading. A portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to Registrant’s financial statements for the year ended December 31, 2010, which is filed as an exhibit to Registrant’s 2010 Annual Report for a further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2011 and First Quarter 2010:

First Quarter 2011

The first quarter of 2011 was challenging for the financial markets. Geopolitical tensions emanating from the Middle East and North Africa created turmoil and the earthquake and subsequent nuclear crisis in Japan roiled the markets. Despite the volatility, risk assets in general ended the quarter on a high note, maintaining the rally that began in the second half of 2010. U.S. GDP growth accelerated in the final quarter of 2010, to an annualized 3.1% rate. First quarter GDP growth appeared to be tracking below the fourth quarter pace, largely reflecting depressed activity caused by bad weather earlier in the year. In general, the economy carried the momentum from the fourth quarter and business confidence surveys climbed to new highs for the cycle. Hiring picked up and the unemployment rate fell below 9% for the first time since 2009. However, the housing market remained in the doldrums. Rising oil prices and commodity prices in general brought the focus back on inflation. With the ECB taking a hawkish stance on inflation, the markets perceived the Fed to be behind the curve.

Treasuries continued to sell off across the curve as confidence in the economic recovery continued to improve and concerns about inflation started to rise. The short end of the curve sold off more and the yield curve flattened as the prospects of rate hikes by the Fed became more likely. The Fed kept rates unchanged throughout the quarter, but expressed increased confidence in the strength and sustainability of the recovery. More importantly, some Fed officials started to talk about an exit from quantitative easing. The ECB was the most hawkish amongst the major central banks, indicating imminent rate hikes in its meeting in March and citing concern over inflation. The BOE was divided, with some members worried over elevated inflation while others were convinced that inflation was caused by temporary factors and that the economy remained fragile. Ultimately, the BOE maintained the status quo. The Bank of Japan kept key rates unchanged throughout the quarter as well.

Currencies: Increased confidence in the euro, the general rally in risk assets and the perception that the Fed was increasingly falling behind the curve resulted in the greenback’s continued decline in the first quarter. The Dollar Index dropped 4.0%, declining to its lowest level since December 2009. Among the major currencies, the euro realized the largest gains against the dollar, rising 5.9% to close above the 140 level. The British pound experienced more modest gains, appreciating 2.9% for the quarter. The Swiss franc posted a gain of 1.9%. In the immediate aftermath of the earthquake the Japanese yen appreciated to a record high, but subsequent intervention resulted in a sharp decline. The yen ended the quarter down 2.0%. The Australian and the Canadian dollar continued to rally, rising 1.2% and 2.3%, respectively.

Indices: The rally in U.S. equities continued in the first quarter, with the DowSM recording its best first quarter since 1999. Earnings continued to exceed expectations. The gains were broad based across all sectors, with technology leading the way. The Dow Jones Industrial AverageSM, S&P 500® and NASDAQ® gained approximately 6.4%, 5.4% and 4.8%, respectively for the quarter. European stocks were less exuberant. The STOXX 600, a broad measure of European equities, gained 5.8% in dollar terms, although in euro terms it was flat. The CAC, FTSE 100® and DAX® closed the quarter up approximately 4.9%, 0.2% and 1.8%, respectively. Asian markets were mixed. Japan fell, although the decline of 4.6% belied the scale of the tragedy. The Hang Seng rose 2.1% and the Korean Kospi® gained 2.7%. The Australian All Ordinaries Index posted a 1.7% increase.

Energies: Commodities had a robust quarter, not surprising given the broad based increase in global industrial demand. However, some commodities experienced corrections in the quarter after massive surges in the second half of 2010. Cotton, silver and the energy complex were among the leaders while base metals lagged. The turmoil in the Middle East sent crude oil soaring above $100 per barrel to its highest level since the summer of 2008. Crude gained 12.9% during the quarter. Heating oil and gasoline surpassed crude, rising 21.3% and 20.8%, respectively. Natural gas declined 2.8% as the market remained oversupplied.

Metals: Silver garnered the headlines in the first quarter, rising 22.6% to its highest level since 1980. Gold eked out a modest gain of 1.2%. Base metals were mixed. While aluminum and nickel recorded gains of 7.2% and 5.4%, respectively, copper and zinc suffered losses of 3.2% and 3.8%, respectively.

Agriculturals / Softs and Livestock: Cotton realized the largest gains among agricultural commodities rising 39.4%, surpassing the record high set during the Civil War. Corn registered a strong gain of 9.9% as higher gasoline prices created more demand for ethanol. Live cattle and lean hogs also recorded strong gains. Soybeans, wheat and sugar lost ground during the quarter.

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter U.S. Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of US Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the U.S. economic recovery and increasing signs of acceleration in global growth, U.S. Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The U.S. Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The US dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the U.S. economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The U.S. dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the U.S. dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the U.S. dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged U.S. equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

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

Metals: Gold posted a 1.6% gain during the quarter, although the U.S. dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

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

However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of First Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2011 and 2010.

First Quarter 2011

As of March 31, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	51.69%

Energies	5.73%

Grains	7.21%

Indices	10.25%

Interest Rates	11.33%

Meats	0.26%

Metals	12.10%

Tropicals	1.43%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2011 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Australian dollar, Canadian dollar, Euro and the Swedish krona. The majority of losses were experienced in the Japanese yen as well as the Swiss franc and British pound.

Energies: (+) Registrant experienced gains in heating oil, Brent crude and reformulated gasoline. The majority of losses were experienced in crude oil and natural gas.

Grains: (+) Registrant experienced gains in corn and cotton. The majority of losses were experienced in soybeans and wheat.

Indices: (-) Registrant experienced gains in the S&P 500® and NASDAX. The majority of losses were incurred in the Nikkei®, DJ STOXX 50® and DAX®.

Interest Rates: (-) Registrant experienced small gains short sterling. The majority of losses were experienced in Eurodollar, Treasury Notes, Japanese Government Bonds and German Bund.

Meats: (+) Registrant experienced gains in live cattle and live hogs.

Metals: (-) Registrant experienced gains in silver, zinc and nickel. Losses were incurred in gold, aluminum and copper.

Softs: (-) Registrant experienced gains in coffee and cocoa. Losses were incurred in sugar.

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

Interest Rates: (+) Registrant experienced a majority of its gains in Euribor, Eurodollar, German Bobl, German Bund and short sterling. The majority of losses were experienced in Japanese Government Bonds, London Gilt and U.S. Treasury Notes.

Meats: (+) Registrant experienced gains in live cattle. Losses were incurred in live hogs.

Metals: (-) Registrant experienced gains in nickel, silver, platinum and palladium. Losses were incurred in gold, aluminum, copper and zinc.

Softs: (-) Registrant experienced gains in rubber and citrus. Losses were incurred in coffee, cocoa and sugar.

Results of Operations

First Quarter 2011

The Net Asset Value per Interest of Class I as of March 31, 2011 was $124.79, a decrease of $3.18 from the December 31, 2010 Net Asset Value per Interest of $127.97.

The Net Asset Value per Interest of Class II as of March 31, 2011 was $133.83, a decrease of $2.72 from the December 31, 2010 Net Asset Value per Interest of $136.55.

Registrant’s average net asset level during the First Quarter 2011 was approximately $150,292,000, an increase of approximately $21,040,000 as compared to the First Quarter 2010, primarily due to the effect of additional subscriptions and positive trading performance during 2010.

Registrant’s performance for Class I and Class II for the First Quarter 2011 was (2.48)% and (1.99)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the First Quarter 2011 were approximately $(1,039,000). Registrant losses from its investment in an affiliated investment fund were approximately $(474,000).

Dividend income for the First Quarter 2011 was approximately $600,000, an increase of approximately $600,000, as compared to the First Quarter 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Brokerage Commissions and other transaction fees for the First Quarter 2011 were approximately $136,000, a decrease of approximately $98,000 as compared to the First Quarter 2010, primarily due to decreased trading volumes and the change in structure regarding GRM as discussed above.

Management fees to the Trading Advisors for the First Quarter 2011 were approximately $433,000, a decrease of approximately $218,000 as compared to the First Quarter 2010, primarily due change in management fee rates charged by the Trading Advisors and the change in structure regarding GRM as discussed above.

Management fees to the Managing Owner for the First Quarter 2011 were approximately $191,000, an increase of approximately $27,000 as compared to the First Quarter 2010, primarily due to increase in average net asset levels discussed above.

ClariTy Managed Account fees for the First Quarter 2011 were approximately $95,000, an increase of approximately $95,000 as compared to the First Quarter 2010, as the Registrant began paying a fee to ClariTy in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the First Quarter 2011 were approximately $670,000, a decrease of approximately $23,000 as compared to First Quarter 2010, primarily due to the decrease in initial upfront 2% sales commission earned on Class I units sold. Sales Commissions for the First Quarter 2011 were approximately $381,000, an increase of approximately $54,000 as compared to the First Quarter 2010, primarily due to increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the First Quarter 2011 were approximately $406,000.

Managing Owner fees earned on investment funds for the First Quarter 2011 were approximately $191,000, an increase of approximately $191,000 as compared to the First Quarter 2010, as the Managing Owner began earning a fee on the return of the investment of non-margin assets in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Operating expenses were approximately $191,000 for the First Quarter 2011. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $94,000 for the First Quarter 2011.

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

Management fees to the Trading Advisors for the First Quarter 2010 were approximately $651,000, a decrease of approximately $17,000 as compared to the First Quarter 2009, primarily due to an increase in average net asset levels discussed above.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2011.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2010, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at March 31, 2011 and December 31, 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2011 and December 31, 2010, Registrant had total capitalizations of approximately $147 million and $150 million, respectively.

	March 31, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,567,130	1.06%	$522,734	0.35%
Currencies	$7,150,154	4.85%	$5,142,754	3.43%
Commodities	$3,697,113	2.51%	$4,036,258	2.69%
Stock indices	$1,417,048	0.96%	$3,341,705	2.23%

Total	$13,831,445	9.38%	$13,043,451	8.70%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2011 and 2010 based upon Registrant’s total average capitalization of approximately $150 million and $132 million, respectively.

	First Quarter 2011		First Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,450,134	0.96%	$1,899,384	1.44%
Currencies	$6,536,559	4.35%	$8,383,005	6.34%
Commodities	$3,878,837	2.58%	$4,065,547	3.07%
Stock indices	$2,585,096	1.72%	$2,761,956	2.09%

Total	$14,450,626	9.61%	$17,109,892	12.94%

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

Based on trading value at risk during the First Quarter 2011, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010. Increases in trading value at risk were experienced across interest rates and currencies during First Quarter 2011.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At March 31, 2011, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, and Japanese Yen. As discussed above, these balances, as well as any risk they represent, are immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended under the Exchange Act, are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of March 31, 2011. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2011.

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

Prior to December 1, 2008 Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2011 all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 480,780.1542 Units amounting to approximately $59,627,575.

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

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

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

99.3

Notice to Unitholders of Administration Agreement and Middle/Back Office Agreement between GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on February 28, 2011)

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 13, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 13, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)