Form 10-Q
period 2011-06-30
World Monitor Trust III - Series J
filed 2011-08-15
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2011

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$33,772,225	$47,172,056
Net unrealized gain on open futures contracts	0	3,214,311
Commodity options owned, at fair value (premiums paid $1,212,682 and $652,215 at June 30, 2011 and December 31, 2010, respectively)	1,694,471	454,809
Net unrealized gain on open forward contracts	159,968	1,842,652
Investment in affiliated investment funds, at fair value (cost $5,826,095 and $0 at June 30, 2011 and December 31, 2010, respectively)	6,329,329	0
Investments in securities, at fair value (cost $116,213,302 and $103,338,919 at June 30, 2011 and December 31, 2010, respectively)	115,303,688	101,683,079

Total assets	$157,259,681	$154,366,907

LIABILITIES
Accrued expenses payable	$123,932	$195,998
ClariTy Managed Account fees payable	337	0
Management fees payable to affiliate	0	31,846
Trading advisors’ incentive fees payable	440,478	1,035,898
Trading advisors’ management fees payable	117,773	201,680
Offering costs payable	22,671	52,859
Net unrealized loss on open futures contracts	963,504	0
Commodity options written, at fair value (premiums received $203,966 and $21,840 at June 30, 2011 and December 31, 2010, respectively)	479,364	13,020
Service fees payable (See Note 5)	244,926	201,001
Redemptions payable	4,260,881	898,839
Subscriptions received in advance	3,333,120	2,046,733

Total liabilities	9,986,986	4,677,874

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 1,059,979.554 and 1,033,469.123 Units outstanding at June 30, 2011 and December 31, 2010, respectively	129,617,670	132,255,516
Managing Owner’s Units – none and none Units outstanding at June 30, 2011 and December 31, 2010, respectively	0	0
Class II Units:
Unitholders’ Units – 133,576.139 and 125,308.427 Units outstanding at June 30, 2011 and December 31, 2010, respectively	17,606,279	17,110,868
Managing Owner’s Units – 369.827 and 2,362.860 Units outstanding at June 30, 2011 and December 31, 2010, respectively	48,746	322,649

Total unitholders’ capital (Net Asset Value)	147,272,695	149,689,033

Total liabilities and unitholders’ capital	$157,259,681	$154,366,907

NET ASSET VALUE PER UNIT
Class I	$122.28	$127.97

Class II	$131.81	$136.55

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(0.34)%	$(509,541)	1.15%	$1,716,193
Currencies	0.00%	0	0.35%	521,182
Energy	(0.06)%	(91,701)	0.25%	380,376
Interest rates	(0.12)%	(171,748)	0.08%	121,121
Metals	0.07%	99,460	4.42%	6,613,151
Stock indices	0.09%	138,160	0.11%	161,174

Net unrealized gain (loss) on futures contracts purchased	(0.36)%	(535,370)	6.36%	9,513,197

Futures contracts sold:
Commodities	0.21%	307,264	(0.21)%	(320,244)
Currencies	0.00%	0	0.00%	4,434
Energy	(0.08)%	(123,741)	(0.10)%	(145,739)
Interest rates	0.00%	0	(0.06)%	(92,295)
Metals	(0.17)%	(246,844)	(3.81)%	(5,698,325)
Stock indices	(0.25)%	(364,813)	(0.03)%	(46,717)

Net unrealized loss on futures contracts sold	(0.29)%	(428,134)	(4.21)%	(6,298,886)

Net unrealized gain (loss) on open futures contracts	(0.65)%	$(963,504)	2.15%	$3,214,311

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.40%	$593,707	0.27%	$409,220

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.29)%	(433,739)	0.96%	1,433,432

Net unrealized gain on open forward contracts	0.11%	$159,968	1.23%	$1,842,652

	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts
Fair value of options purchased:
Commodities	0.92%	$1,361,968	0.21%	$317,319
Energy	0.15%	213,910	0.09%	137,490
Metals	0.04%	65,350	0.00%	0
Stock indices	0.04%	53,243	0.00%	0

Total commodity options owned, at fair value (premiums paid $1,212,682 and $652,215 at June 30, 2011 and December 31, 2010, respectively)	1.15%	$1,694,471	0.30%	$454,809

Written Options on Futures Contracts
Fair value of options written:
Commodities	(0.31)%	$(451,120)	0.00%	$0
Energy	0.00%	0	(0.01)%	(13,020)
Metals	(0.02)%	(28,244)	0.00%	0

Total commodity options written, at fair value (premiums received $203,966 and $21,840 at June 30, 2011 and December 31, 2010, respectively)	(0.33)%	$(479,364)	(0.01)%	$(13,020)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011		December 31, 2010
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in Securities
Fair value of investment in Mutual Funds:
JPMorgan Short Duration Bond (shares 4,177,655.14 and 3,711,465.20 at June 30, 2011 and December 31, 2010, respectively)	31.20%	$45,954,210	27.20%	$40,714,773
Pimco Low Duration Fund (shares 4,404,131.51 and 3,907,428.57 and June 30, 2011 and December 31, 2010, respectively)	31.40%	46,243,373	27.12%	40,598,183
Wells Fargo Adv Short Term Bond (shares 2,631,675.93 and 2,336,023.26 at June 30, 2011 and December 31, 2010, respectively)	15.69%	23,106,105	13.61%	20,370,123

Total investments in securities, at fair value (cost $116,213,302 and $103,338,919 at June 30, 2011 and December 31, 2010, respectively)	78.29%	$115,303,688	67.93%	$101,683,079

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investments in Affiliated Investment Funds
Total investment in affiliated investment funds, at fair value (cost $5,826,095 and $0 at June 30, 2011 and December 31, 2010, respectively)	4.30%	$6,329,329	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) on investments:
Realized	$3,901,589	$6,179,200	$5,676,631	$3,925,964
Change in unrealized	(1,904,905)	(3,700,052)	(4,719,296)	(1,672,528)
Dividend income	588,742	0	1,188,424	0
Interest income	748	25,002	5,083	45,467

Net gain from trading investments	2,586,174	2,504,150	2,150,842	2,298,903

Net change in unrealized depreciation on investment in affiliated investment funds	(2,918,470)	0	(3,392,177)	0

Total gain (loss) on investments	(332,296)	2,504,150	(1,241,335)	2,298,903

EXPENSES
Brokerage commissions	116,294	172,156	251,885	405,869
Management fees	194,213	171,605	384,775	335,159
ClariTy Managed Account fees to affiliate	97,443	0	192,724	0
Managing Owner fees earned on investment funds	129,351	0	319,913	0
Trading Advisors’ management fees	385,769	664,459	818,441	1,315,136
Trading Advisors’ incentive fees	440,478	460,510	846,099	717,365
Service fees – Class I Units (See Note 5)	688,246	584,736	1,358,226	1,277,478
Sales commission	388,427	343,210	769,550	670,318
Offering costs	76,215	72,817	169,957	93,198
Operating expenses	193,807	183,558	385,204	350,536

Total expenses	2,710,243	2,653,051	5,496,774	5,165,059

NET LOSS	$(3,042,539)	$(148,901)	$(6,738,109)	$(2,866,156)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$(2.61)	$(0.21)	$(5.82)	$(2.79)

Class II	$(1.87)	$0.40	$(4.73)	$(1.62)

Weighted average number of Units outstanding – Class I	1,069,066	983,576	1,050,255	954,813

Weighted average number of Units outstanding – Class II	133,890	130,481	133,301	126,846

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2011
Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033
Subscriptions	99,185.189	12,532,439	0.000	0	18,906.388	2,573,756	0.000	0	118,091.577	15,106,195
Redemptions	(72,674.758)	(9,062,400)	0.000	0	(10,638.676)	(1,452,569)	(1,993.033)	(269,455)	(85,306.467)	(10,784,424)
Net loss		(6,107,885)		0		(625,776)		(4,448)		(6,738,109)

Unitholders’ capital at June 30, 2011	1,059,979.554	$129,617,670	0.000	$0	133,576.139	$17,606,279	369.827	$48,746	1,193,925.520	$147,272,695

Six Months Ended June 30, 2010
Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133
Subscriptions	132,197.915	16,003,677	0.000	0	11,869.801	1,510,600	0.000	0	144,067.716	17,514,277
Redemptions	(36,378.926)	(4,416,830)	0.000	0	(3,258.783)	(415,753)	0.000	0	(39,637.709)	(4,832,583)
Net loss		(2,660,705)		0		(186,588)		(18,863)		(2,866,156)

Unitholders’ capital at June 30, 2010	991,225.450	$120,575,976	0.000	$0	120,052.042	$15,437,685	10,560.643	$1,358,010	1,121,838.135	$137,371,671

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

As the Managing Owner of the Trust and of each Series, Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”) conducts and manages the business of the Trust and each Series.

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program (See Note 12). The Managing Owner terminated the managed account agreements with GLC, Graham and Eagle effective March 31, 2010, December 31, 2010 and April 30, 2011, respectively.

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

Effective January 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC (the “Company”), a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective May 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a series of the Company. Eagle Trading Systems Inc is the Trading Advisor for EAGL and will manage the assets pursuant to the Eagle Momentum Program.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”) serves as the managing member for the Company. The Company consists of multiple series, each established pursuant to a separate Certificate of Designation prepared by the Company’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of the Company. Pursuant to the Asset Allocation Agreements between the managing owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of the Company as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Fund, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

GRM and EAGL, segregated series of the Company, were formed to engage in the speculative trading of exchange-traded futures contracts, forwards and option contracts. The managing member of the Company charges GRM and EAGL a monthly managed account fee of 25 basis points of the beginning of month allocated assets for providing certain administrative services.

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

F.	Investments in affiliated investment funds

The investments in affiliated investment funds are reported in Series J’s condensed statement of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the fund. Generally, the fair value of Series J’s investments in the funds represents the amount that Series J could reasonably expect to receive from the funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedule of investments, as of June 30, 2011, the condensed statements of operations for the three months ended June 30, 2011 (“Second Quarter 2011”) and for the six months ended June 30, 2011 (“Year-To-Date 2011”) and for the three months ended June 30, 2010 (“Second Quarter 2010”) and for the six months ended June 30, 2010 (“Year-To-Date 2010”), and the condensed statements of changes in unitholders capital for the Year-To-Date 2011 and Year-To-Date 2010, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2011 and the results of its operations for the Second Quarter 2011, Second Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series J considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Series J’s investment in the affiliated investment fund is classified as Level 2 using the fair value hierarchy. The Level 2 investment in the affiliated investment fund is valued at the net asset value as reported by the underlying investment fund’s capital balance using the expedient method. The carrying value of the underlying investment is at fair value. There are no Level 3 investments on June 30, 2011 or December 31, 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open forward contracts	$0	$159,968	$0	$159,968
Commodity options owned, at fair value	$0	$1,694,471	$0	$1,694,471
Investments in securities, at fair value	$115,303,688	$0	$0	$115,303,688
Investment in affiliated investment funds, at fair value	$0	$6,329,329	$0	$6,329,329

Liabilities:
Net unrealized loss on open futures contracts	$(963,504)	$0	$0	$(963,504)
Commodity options written, at fair value	$0	$(479,364)	$0	$(479,364)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$3,214,311	$0	$0	$3,214,311
Net unrealized gain on open forward contracts	$0	$1,842,652	$0	$1,842,652
Commodity options owned, at fair value	$0	$454,809	$0	$454,809
Investment in securities, at fair value	$101,683,079	$0	$0	$101,683,079

Liabilities:
Commodity options written, at fair value	$0	$(13,020)	$0	$(13,020)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement

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

Cash represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of June 30, 2011 and December 31, 2010, margin requirements totaled $4,337,302 and $1,934,375, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates. As of June 30, 2011 and December 31, 2010, $380,904 and ($263,234) are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2011, the Managing Owner has paid $2,229,209 in ongoing offering costs, of which $2,172,047 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2011, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,592,590 and $1,572,984, respectively. Of the $1,572,984, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

G.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

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

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Management fees	$194,213	$171,605	$384,775	$335,159
ClariTy Managed Account fees to affiliate	97,443	0	192,724	0
Managing Owner fees on investment funds payable	129,351	0	319,913	0
Operating Expenses	38,575	36,193	80,239	89,579

Total	$459,582	$207,798	$977,651	$424,738

Expenses payable to the Managing Owner and its affiliates as of June 30, 2011 and December 31, 2010 were $36,989 and $63,346, respectively. Such amounts are included in accrued expenses payable, ClariTy Managed Account fees and Managing Owner fees earned on investment funds on the condensed statements of financial condition.

Note 4.	MANAGING OWNER AND AFFILIATES

As of June 30, 2011, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See note 5).

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets. For the six-month period ended June 30, 2011, Managing Owner fees on investment funds amounted to $319,913.

Effective October 1, 2010, Series J is paying a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

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

Starting July 1, 2009, Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents the monthly 1/12 of 2% of the net asset value per Class I Unit as of the beginning of each month of the Class I Units. The service fee calculated on all Class I Units is the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission, and a recapture of the service fee on Units held with no CSA.

For the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010, the Service Fee – Class I Units is composed of the following:

	Second Quarter 2011	Year-To-Date 2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$684,843	$1,353,177
Initial upfront 2% sales commission	126,538	257,516
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(123,135)	(252,467)

Total	$688,246	$1,358,226

	Second Quarter 2010	Year-To-Date 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$602,643	$1,177,027
Initial upfront 2% sales commission	113,988	324,020
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(131,895)	(223,569)

Total	$584,736	$1,277,478

Series J will also pay the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

Effective October 1, 2010, Series J has agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month net asset value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month net asset value. These fees will be deducted from the management fee paid to the Managing Owner.

Class II Unitholders are only assessed the Wells Fargo service fee mentioned above.

Note 6.	ADMINISTRATOR

Series J has entered into an Administration Agreement and Middle/Back Office Agreement with GlobeOp Financial Services LLC (“GlobeOp”) whereby GlobeOp has begun providing administration services to Series J starting on June 1, 2011.

AlphaMetrix360, LLC (“AlphaMetrix”) provided Series J with administration services pursuant to a Services Agreement dated May 23, 2007 between AlphaMetrix and Series J. Effective May 31, 2011, Series J replaced AlphaMetrix with GlobeOp as administrator and AlphaMetrix’s Services Agreement with Series J was terminated effective close of business on May 31, 2011

For the Second Quarter 2011 and the Second Quarter 2010, Series J paid administration fees $73,167 and $58,346, respectively, of which $7,135 remains payable by Series J at June 30, 2011.

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2011 and May 1, 2011, Series J invested a portion of its assets in affiliated investment funds. Series J’s investments in the affiliated investment funds represents approximately 4.30% of the net asset value of Series J at June 30, 2011. The investments in the affiliated investment funds are reported in Series J’s condensed statements of financial condition at its fair value. The investments are subject to the terms of the organizational and offering documents of the affiliated investment funds.

The following table summarizes the change in fair value of Series J’s Level 2 investments in affiliated funds for the second ended June 30, 2011.

	Net Asset Value December 31, 2010	Investment	(Loss)	Redemptions	Net Asset Value June 30, 2011
Investments in affiliated funds	$0	$22,409,611	$(3,392,177)	$(12,688,105)	$6,329,329

Series J may make additional contributions or redemptions from the affiliated investment funds on a monthly basis. The affiliated investment funds engage in trading of commodity futures, forwards and currency contracts.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J records its proportionate share of income or loss in the condensed statements of operations. Through its investments in the affiliated investment funds, Series J pays its pro-rata share of GRM and EAGL’s monthly management fees at the annual rate of 2.0% and 1.5%, respectively, as defined in their respective advisory agreement. Additionally, Series J pays GRM and EAGL a quarterly incentive fee of 20% and 25%, respectively, for achieving “New High Net Trading Profits” as defined in their respective advisory agreement.

Series J’s investments in the affiliated investment funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the affiliated investment funds to meet margin calls in accordance with the governing documents. However, Series J has no capital commitment to the affiliated investment funds except as disclosed below.

	Total Capital Commitment June 30, 2011	Net Asset Value June 30, 2011	Remaining Capital Commitment June 30, 2011

CTA Choice GRM	$20,963,470	$3,491,363	$17,472,107

CTA Choice EAGL	$20,281,575	$2,837,966	$17,443,609

Series J’s investments in the affiliated investment funds are subject to the market and credit risks of securities held or sold short by this fund. The Investment Manager has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The shareholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Series J pays each trading advisor a monthly management fee and a quarterly incentive fee (calculated monthly) pursuant to the applicable managed account advisory agreement.

	Prior To October 1, 2010
Trading Advisor	Management Fee(1) (%)	Incentive Fee(2)(4) (%)
Ortus	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom	2.00	20.00
Paskewitz	2.00	20.00
Crabel	1.00	25.00
Tudor	2.00	20.00

* The Managing Owner terminated the managed account agreements with GLC, Graham, and Eagle effective March 31, 2010, December 31, 2010 and March 31, 2011, respectively.

Effective October 1, 2010, Series J and each of the trading advisors listed below entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

	Effective October 1, 2010
Trading Advisor	Management Fee(1) (%)	Incentive Fee(2)(4) (%)
Krom	1.50	25.00
Ortus (3)	1.00	25.00
Paskewitz	1.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus were not effective until January 1, 2011.
(4)	For the Year-To-Date 2011 and 2010, incentive fees earned by the Trading Advisors were $846,099 and $717,365, respectively, of which $440,478 remains payable by Series J at June 30, 2011.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of June 30, 2011 and December 31, 2010, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

The following presents the fair value of derivative contracts at June 30, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statement of financial condition.

	June 30, 2011			December 31, 2010
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$904,736	$(1,868,240)	$(963,504)	$9,756,436	$(6,542,125)	$3,214,311
Forward Contracts	882,918	(722,950)	159,968	3,480,323	(1,637,671)	1,842,652
Option Contracts	1,708,080	(492,973)	1,215,107	454,809	(13,020)	441,789

Total gross fair value of derivatives	$3,495,734	$(3,084,163)	$411,571	$13,691,568	$(8,192,816)	$5,498,752

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010 is as follows:

	Trading Revenue for the
Type of Instrument	Second Quarter 2011*	Second Quarter 2010	Year-To-Date 2011*	Year-To-Date 2010
Commodities Contracts	$(681,452)	$(791,717)	$139,692	$(1,313,768)
Currencies Contracts	1,123,774	208,984	445,094	577,558
Energy Contracts	(1,314,345)	(1,774,815)	284,469	(1,520,796)
Interest Rate Contracts	419,097	4,983,478	(377,231)	5,262,564
Metals Contracts	709,043	143,824	(193,575)	(616,232)
Stock Indices Contracts	916,235	(514,289)	(614,828)	(1,765,206)
Purchased Options on Futures Contracts	127,896	(986,776)	190,736	(1,455,227)
Written Options on Futures Contracts	(249,587)	70,140	(236,856)	174,830
Forward Currency Contracts	401,272	1,140,319	577,618	2,909,713

Total	$1,451,933	$2,479,148	$215,119	$2,253,436

Condensed Statements of Operations

Realized	$3,901,589	$6,179,200	$5,676,631	$3,925,964
Change in unrealized	(2,449,656)	(3,700,052)	(5,461,512)	(1,672,528)

Total	$1,451,933	$2,479,148	$215,119	$2,253,436

*	Excludes income from investments in securities and investment in the affiliated investment funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the Second Quarter 2011 and 2010, the total number of closed futures contracts was approximately 24,822 and 34,931 respectively, the total number of closed options contracts was approximately 1,057 and 1,486, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,594,652,604 and $1,473,853,035, respectively. For Year-to-date 2011 and 2010, the total number of closed futures contracts was approximately 54,121 and 79,860 respectively, the total number of closed options contracts was approximately 3,534 and 3,711, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,582,875,185 and $2,032,533,714, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during the Second Quarter 2011 and 2010 and Year to Date 2011 and 2010.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

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

Series J has entered into a master netting agreement with UBS Securities LLC, the clearing broker for Ortus and Krom. Series J has also entered into a master netting agreement with Newedge USA LLC, the clearing broker for Paskewitz, Crabel and Tudor. Series J does not have a master netting agreement between UBS Securities LLC and Newedge USA LLC. As a result of the master netting agreements, when applicable, Series J presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

At June 30, 2011 and December 31, 2010, such segregated assets totaled $18,954,828 and $24,432,605, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $1,657,754 and $3,399,129 at June 30, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading. As of June 30, 2011, all of Series J’s open futures contracts mature within fifteen months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Second Quarter 2011 and 2010 and Year-To-Date 2011 and 2010. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2011(5)		June 30, 2011
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$124.79	$127.97	$133.83	$136.55

Loss from operations:
Net realized and change in unrealized gain (loss)(1)	(0.69)	(1.92)	(0.74)	(2.05)
Interest income(1)	0.00	0.00	0.00	0.00
Dividend income(1)	0.49	0.99	0.52	1.08
Expenses(1)	(2.31)	(4.76)	(1.80)	(3.77)

Total loss from operations	(2.51)	(5.69)	(2.02)	(4.74)

Net asset value per Unit at end of period	$122.28	$122.28	$131.81	$131.81

Total Return(4)
Total return before incentive fees	(1.63)%	(3.69)%	(1.12)%	(2.69)%
Incentive fee	(0.38)%	(0.76)%	(0.39)%	(0.78)%

Total return after incentive fees	(2.01)%	(4.45)%	(1.51)%	(3.47)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(4.32)%	(4.39)%	(2.27)%	(2.38)%
Incentive fee(4)	(0.37)%	(0.77)%	(0.38)%	(0.79)%

Net investment loss after incentive fees	(4.69)%	(5.16)%	(2.65)%	(3.17)%

Interest income(3)	0.00%	0.01%	0.00%	0.01%

Dividend income(3)	1.55%	1.57%	1.55%	1.59%

Incentive fees(4)	0.37%	0.77%	0.38%	0.79%
Other expenses(3)	5.87%	5.97%	3.82%	3.98%

Total expenses	6.24%	6.74%	4.20%	4.77%

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

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees). Excludes the Trust’s proportionate share of income and expenses from investments in affiliated funds.
(3)	Annualized.
(4)	Not annualized.
(5)	Effective January 1, 2011, includes loss from affiliated investment funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2010		June 30, 2010
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$121.85	$124.69	$128.19	$130.38

Income (loss) from operations:
Net realized and change in unrealized gain(1)	2.21	1.83	2.32	1.91
Interest income(1)	0.02	0.04	0.02	0.04
Expenses(1), (4)	(2.44)	(4.92)	(1.94)	(3.74)

Total income (loss) from operations	(0.21)	(3.05)	0.40	(1.79)

Net asset value per Unit at end of period	$121.64	$121.64	$128.59	$128.59

Total Return(4)
Total return before incentive fees	0.17%	(1.92)%	0.65%	(0.84)%
Incentive fee	(0.34)%	(0.53)%	(0.34)%	(0.53)%

Total return after incentive fees	(0.17)%	(2.45)%	0.31%	(1.37)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(6.60)%	(6.93)%	(4.62)%	(4.70)%
Incentive fee(4)	(0.34)%	(0.54)%	(0.34)%	(0.54)%

Net investment loss after incentive fees	(6.94)%	(7.47)%	(4.96)%	(5.24)%

Interest income(3)	0.07%	0.07%	0.07%	0.07%

Incentive fees(4)	0.34%	0.54%	0.34%	0.54%
Other expenses(3)	6.67%	6.99%	4.69%	4.77%

Total expenses	7.01%	7.53%	5.03%	5.31%

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

From July 1, 2011 through August 15, 2011, there were estimated subscriptions and redemptions of $1,961,716 and $956,209, respectively.

Effective September 1, 2011, Series J plans to allocate approximately one-seventh of its net assets to CTA Choice CRABL-PV (“CRABL-PV”), a series of the Company. Crabel Capital Management, LLC is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus Program. Series J will pay CRABL-PV a management fee equal to 1/24 of 1.00% (1.00% per annum) of Series J;s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in CRABL-PV’s advisory agreement.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2011 (“Second Quarter 2011”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Member”) is the Managing Owner of the Registrant.

Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in Registrant.

Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services. Effective October 1, 2010 Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

The Trading Advisors and the Trading Vehicles

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts separately managed by the advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program, See Note 12 of the attached Registrant’s financial statements. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15V Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly. The Managing Owner terminated the managed account agreements with Graham and Eagle effective December 31, 2010 and April 30, 2011, respectively.

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

Beginning May 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Eagle is the Trading Advisor for EAGL and will manage the assets pursuant to its Momentum Program. Through its investment in EAGL, Registrant pays its pro-rata share of the 1.5% annual management fee (accrued and paid monthly) and a 25% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in EAGL’s advisory agreement.

Registrant pays each trading advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly pursuant to the applicable managed account advisory agreement.

	Prior To October 1, 2010
Trading Advisor	Management Fee(1) (%)	Incentive Fee(2) (%)
Ortus	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom	2.00	20.00
Paskewitz	2.00	20.00
Crabel	1.00	25.00
Tudor	2.00	20.00

* The Managing Owner terminated the managed account agreements with GLC, Graham, and Eagle effective March 31, 2010, December 31, 2010 and March 31, 2011, respectively.

Effective October 1, 2010, Series J and each of the trading advisors listed below entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

	Effective October 1, 2010
Trading Advisor	Management Fee(1) (%)	Incentive Fee(2) (%)
Krom	1.50	25.00
Ortus (3)	1.00	25.00
Paskewitz	1.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus are not effective until January 1, 2011.

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

The Administrator

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240., was the administrator of Registrant and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Registrant dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum. Prior to June 1, 2011 the Administrator referred to either AlphaMetrix360, LLC or Spectrum depending on the applicable period discussed, See Note 9 of Registrant’s 2010 Annual Report filed as an exhibit to Registrant’s Form 10-K.

Effective May 31, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at 1 South Road, Harrison, NY, USA, 10528 as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above. “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

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

The investments in affiliated investment funds are reported in Registrants condensed statement of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at June 30, 2011, $114,340,184 or 93.69% are classified as Level 1 and $7,704,404 or 6.31% as Level 2. Of the Registrant’s Investments at December 31, 2010, $104,897,390 or 97.87% are classified as Level 1 and $2,284,411 or 2.13% as Level 2. There are no Level 3 investments at June 30, 2011 or December 31, 2010.

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

In January 2010, the Financial Accounting Standards Board amended the existing disclosure guidance on fair value measurements, which was effective for Registrant on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for Registrant on January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Registrant’s financial position or results of operations. The implementation of this guidance did not have a material impact on Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2011 resulted in additional gross proceeds to Registrant of $179,895,115.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Second Quarter 2011

Subscriptions of Limited Interests and General Interests for the Second Quarter 2011 were $9,707,025 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2011 were $6,571,447 and $269,455, respectively.

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

Market Overview

Following is a market overview for Second Quarter 2011 and Second Quarter 2010:

Second Quarter 2011

The Second Quarter of 2011 was volatile in the financial markets, although risk assets ended the quarter not too far from where they began. The early part of the quarter saw the global economy carrying the momentum from the first quarter. However, the last two months of the quarter were marked by a slew of generally disappointing economic data from around the world. While political tensions in the Middle East and North Africa faded from the headlines, markets were roiled by another episode of the unfolding Eurozone drama. Toward the end of the quarter, an 11th hour bailout of Greece sparked a powerful rally in equities. US GDP growth decelerated in the first quarter to a disappointing 1.9% annual rate. To date, the data released for the second quarter indicate no reacceleration in the GDP growth. Moreover, the hopes for a robust increase in employment that were spurred by the first quarter’s rise in hiring activity were belied, as job growth fizzled and the unemployment rate climbed back above the 9% mark. The housing market remained in the doldrums. However, oil prices fell toward the end of the quarter, providing relief for consumers and stoked hopes of acceleration in consumer spending in the second half.

Interest Rates: Treasuries rallied across the curve as confidence in the economic recovery faltered and concerns about Eurozone fueled safe haven demand. The 10-year yield decreased by 29 basis points to end the quarter at 3.18%. At one point in the quarter, the 10-year yield had fallen well below the 3% level for the first time since November 2010. The 30-year yield also declined, by 13 basis points. The 5-year note rallied even more, with the yield falling by 48 basis points. Thus, the yield curve from the 5 year to the 30 year steepened. However, the short-end of the curve flattened as the 2-year yield fell only by 35 basis points. The Fed kept rates unchanged throughout the quarter and acknowledged that the economy and the labor markets had underperformed expectations. The ECB was the most hawkish, raising interest rates in April and becoming the first among the major central banks to do so in the recovery. The BOE continued to be divided over elevated inflation but the fragile and stalling economy prevented any action. The Bank of Japan kept key rates unchanged throughout the quarter as well.

Currencies: The greenback’s slide contoured in the quarter, although the rate of decline stabilized. The Dollar Index dropped 2.1% falling to its lowest level since 2008. Notwithstanding the continued troubles over sovereign debt, the euro ended the quarter up 2.4% against the dollar. The British pound, on the other, hand was flat during the quarter, reflecting the BOE’s dovish stance. The Swiss franc surged 8.1%, climbing to a new record level against the dollar as the spate of European deposits fleeing to Switzerland boosted the franc. The Japanese yen appreciated 2.6% as the economy appeared to be putting the earthquake behind. The Australian and the Canadian dollar continued to rally, rising 3.6% and 0.8%, respectively.

Indices: After three consecutive quarterly gains, the rally in US equities paused in the second quarter, although the Dow managed to eke out a gain of 0.8% for the quarter. The performance across the sectors was mixed. Utilities and transportation posted solid gains while the S&P® Financial Index slipped over 6%. The S&P 500® and NASDAQ® edged down approximately 0.4% and 0.3%, respectively, for the quarter. European stocks outperformed US equities as well as global equities. The STOXX 600, a broad measure of European equities, gained 1.0%, in dollar terms. The CAC edged down 0.2% while the FTSE 100® and DAX® closed the quarter with gains of approximately 0.6% and 4.8%, respectively. Asian markets were mixed. Japan bounced back from the earthquake induced drop of the previous quarter and the Nikkei climbed up 0.6%. However, the Hang Seng fell 4.8% and the Korean Kospi® edged down 0.3%. The Australian All Ordinaries Index declined 5.5%.

Energies: Commodities slipped for the first time in four quarters as Middle East tensions eased, crop acreage and inventories turned out higher and fears of a hard landing in China gained some credence. While much of the commodity complex declined during the quarter, sugar, gold and copper were the notable exceptions. Crude fell 13.0% during the quarter and heating oil declined 7.0%. Gasoline bucked the trend, rising 1.5%. Natural gas slipped further, declining 1.2%, as the market remained oversupplied.

Metals: Silver ended the quarter down 7.8% but not before getting close to the $50/oz mark. Gold continued its steady climb breaching the $1500 mark and gaining 5.2% for the quarter. Base metals were mixed. While copper recorded a gain of 0.5%, aluminum, nickel and zinc experienced losses of 3.8%, 8.5%, and 1.1%, respectively.

Agriculturals /Softs and Grains: Grains suffered from the strong USDA report showing acreage and inventories well above analysts’ expectations. Wheat plunged 27.2%. Corn and soybeans fell 15.0% and 5.7%, respectively. Cotton corrected from its all time high, declining 14.1%. The softs complex went against the trend in the broader agricultural complex, with sugar, coffee and cocoa all recording gains.

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

However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of Second Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Second Quarter 2011 and 2010.

Second Quarter 2011

As of June 30, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	40.34%

Energies	7.24%

Grains	5.93%

Indices	26.71%

Interest Rates	10.72%

Meats	0.32%

Metals	7.43%

Tropicals	1.31%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Second Quarter 2011 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the Australian dollar and Swiss franc. The majority of losses were experienced in the British pound, Canadian dollar and the Euro.

Energies: (-) Registrant experienced the majority of its losses in crude oil and natural gas.

Grains: (-) Registrant experienced gains in wheat. The majority of losses were experienced in soybeans, cotton and corn.

Indices: (+) Registrant experienced large gains in the S&P 500®. The majority of losses were incurred in the Nikkei®, Heng Seng and the NASDAQ®.

Interest Rates: (+) Registrant experienced gains in Australian Bonds and Treasury Notes. The majority of losses were experienced in the German Bund and Euribor.

Meats: (-) Registrant experienced losses in live cattle and live hogs.

Metals: (-) Registrant experienced gains in gold. Losses were incurred in aluminum, copper and lead.

Softs: (+) Registrant experienced gains in coffee. The majority of losses were incurred in sugar.

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

Results of Operations

Second Quarter 2011

The Net Asset Value per Interest of Class I as of June 30, 2011 was $122.28, a decrease of $2.51 from the March 31, 2011 Net Asset Value of $124.79.

The Net Asset Value per Interest of Class II as of June 30, 2011 was $131.81, a decrease of $2.02 from the March 31, 2011 Net Asset Value of $133.83.

Registrant’s average net asset levels during the Second Quarter 2011 were approximately $152,125,000, an increase of $15,785,000 as compared to the Second Quarter 2010, primarily due to the effect of additional subscriptions and positive trading performance during 2010.

Registrant’s performance for Class I and Class II for the Second Quarter 2011 was (2.01)% and (1.51)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Second Quarter 2011 were approximately $1,997,000. Registrant losses from its investments in affiliated investment funds were approximately $(2,918,000).

Dividend income for the Second Quarter 2011 was approximately $589,000, an increase of approximately $589,000, as compared to the Second Quarter 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Brokerage Commissions and other transaction fees for the Second Quarter 2011 were approximately $116,000, a decrease of $56,000 as compared to the Second Quarter 2010, primarily due to decreased trading volumes and the change in structure regarding GRM and EAGL as discussed above.

Management fees to the Trading Advisors for the Second Quarter 2011 were approximately $386,000, a decrease of $278,000 as compared to the Second Quarter 2010, primarily due to the change in management fee rates charged by the Trading Advisors and the change in structure regarding GRM and EAGL as discussed above.

Management fees to the Managing Owner during the Second Quarter 2011 were approximately $194,000, an increase of $22,000 as compared to the Second Quarter 2010, primarily due to increase in average net asset levels discussed above.

ClariTy Managed Account fees for the Second Quarter 2011 were approximately $97,000, an increase of approximately $97,000 as compared to the Second Quarter 2010, as the Registrant began paying a fee to ClariTy in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the Second Quarter 2011 were approximately $688,000, an increase of approximately $103,000 as compared to the Second Quarter 2010, primarily due to the increase of both the monthly 1/12 of 2% service fee and the initial upfront 2% sales commission. Sales Commissions for the Second Quarter 2011 were approximately $388,000, an increase of $45,000 as compared to the Second Quarter 2010, primarily due to increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Second Quarter 2011 were approximately $440,000.

Managing Owner fees earned on investment funds for the Second Quarter 2011 were approximately $129,000, an increase of approximately $129,000 as compared to the Second Quarter 2010, as the Managing Owner began earning a fee on the return of the investment of non-margin assets in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010

Operating expenses were approximately $194,000 for the Second Quarter 2011. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $76,000 for the Second Quarter 2011.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2011.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at June 30, 2011 and December 31, 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2011 and December 31, 2010, Registrant had total capitalizations of approximately $147 million and $150 million, respectively.

	June 30, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,746,717	1.19%	$522,734	0.35%
Currencies	$6,574,208	4.46%	$5,142,754	3.43%
Commodities	$3,626,580	2.46%	$4,036,258	2.69%
Stock indices	$4,347,976	2.95%	$3,341,705	2.23%

Total	$16,295,481	11.06%	$13,043,451	8.70%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2011 and 2010 based upon Registrant’s total average capitalization of approximately $151 million and $136 million, respectively.

	Second Quarter 2011		Second Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,175,882	1.44%	$1,371,998	1.00%
Currencies	$6,547,390	4.34%	$6,091,185	4.44%
Commodities	$3,806,204	2.52%	$7,500	0.01%
Stock indices	$4,237,217	2.81%	$6,109,516	4.45%

Total	$16,766,693	11.11%	$13,580,199	9.90%

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

Based on trading value at risk during the Second Quarter 2011, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010. Increases in trading value at risk were experienced across interest rates, currencies, and stock indices during Second Quarter 2011.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At June 30, 2011, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro, British Pound, and Japanese Yen. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of June 30, 2011. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2011.

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

Prior to December 1, 2008 Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2011 all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 556,797.1076 Units amounting to approximately $68,901,535.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

4.2

Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3

Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

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

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (filed herewith)

10.22

Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (filed herewith)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report to Form 10-K for the year ended December 31, 2010)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: August 15, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 15, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)