Form 10-Q
period 2011-09-30
World Monitor Trust III - Series J
filed 2011-11-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2011

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (See Note 2)	$143,570,220	$47,172,056
Net unrealized gain on open futures contracts	0	3,214,311
Commodity options owned, at fair value (premiums paid $0 and $652,215 at September 30, 2011 and December 31, 2010, respectively)	0	454,809
Net unrealized gain on open forward contracts	25,402	1,842,652
Investment in affiliated investment funds, at fair value (cost $11,531,125 and $0 at September 30, 2011 and December 31, 2010, respectively)	12,671,969	0
Investments in securities, at fair value (cost $0 and $103,338,919 at September 30, 2011 and December 31, 2010, respectively)	0	101,683,079

Total assets	$156,267,591	$154,366,907

LIABILITIES
Net unrealized loss on open futures contracts	$164,672	$0
Accrued expenses payable	180,202	195,998
ClariTy Managed Account fees payable to affiliate	0	31,846
Trading advisors’ incentive fees payable	68,928	1,035,898
Trading advisors’ management fees payable	98,500	201,680
Offering costs payable	36,582	52,859
Commodity options written, at fair value (premiums received $0 and $21,840 at September 30, 2011 and December 31, 2010, respectively)	0	13,020
Service fees payable (See Note 5)	239,535	201,001
Redemptions payable	633,376	898,839
Subscriptions received in advance	2,510,476	2,046,733

Total liabilities	3,932,271	4,677,874

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 1,084,153.154 and 1,033,469.123 Units outstanding at September 30, 2011 and December 31, 2010, respectively	132,906,492	132,255,516
Managing Owner’s Units – none and none Units outstanding at September 30, 2011 and December 31, 2010, respectively	0	0
Class II Units:
Unitholders’ Units – 145,951.161 and 125,308.427 Units outstanding at September 30, 2011 and December 31, 2010, respectively	19,379,721	17,110,868
Managing Owner’s Units – 369.827 and 2,362.860 Units outstanding at September 30, 2011 and December 31, 2010, respectively	49,107	322,649

Total unitholders’ capital (Net Asset Value)	152,335,320	149,689,033

Total liabilities and unitholders’ capital	$156,267,591	$154,366,907

NET ASSET VALUE PER UNIT
Class I	$122.59	$127.97

Class II	$132.78	$136.55

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011		December 31, 2010
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	(0.90)%	$(1,362,433)	1.15%	$1,716,193
Currencies	0.00%	0	0.35%	521,182
Energy	(0.21)%	(322,376)	0.25%	380,376
Interest rates	0.00%	0	0.08%	121,121
Metals	(3.75)%	(5,718,315)	4.42%	6,613,151
Stock indices	(0.10)%	(155,487)	0.11%	161,174

Net unrealized gain (loss) on futures contracts purchased	(4.96)%	(7,558,611)	6.36%	9,513,197

Futures contracts sold:
Commodities	0.77%	1,168,229	(0.21)%	(320,244)
Currencies	0.00%	0	0.00%	4,434
Energy	0.48%	740,050	(0.10)%	(145,739)
Interest rates	0.00%	0	(0.06)%	(92,295)
Metals	3.60%	5,485,660	(3.81)%	(5,698,325)
Stock indices	0.00%	0	(0.03)%	(46,717)

Net unrealized gain (loss) on futures contracts sold	4.85%	7,393,939	(4.21)%	(6,298,886)

Net unrealized gain (loss) on open futures contracts	(0.11)%	$(164,672)	2.15%	$3,214,311

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(0.81)%	$(1,235,837)	0.27%	$409,220

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	0.83%	1,261,239	0.96%	1,433,432

Net unrealized gain on open forward contracts	0.02%	$25,402	1.23%	$1,842,652

	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts
Fair value of options purchased:
Commodities	0.00%	$0	0.21%	$317,319
Energy	0.00%	0	0.09%	137,490

Total commodity options owned, at fair value (premiums paid $0 and $652,215 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	0.30%	$454,809

Written Options on Futures Contracts
Fair value of options written:
Energy	0.00%	$0	(0.01)%	$(13,020)

Total commodity options written, at fair value (premiums received $0 and $21,840 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	(0.01)%	$(13,020)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011		December 31, 2010
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in Securities

Fair value of investment in Mutual Funds:
JPMorgan Short Duration Bond (shares 0.00 and 3,711,465.20 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	27.20%	$40,714,773
Pimco Low Duration Fund (shares 0.00 and 3,907,428.57 and September 30, 2011 and December 31, 2010, respectively)	0.00%	0	27.12%	40,598,183
Wells Fargo Adv Short Term Bond (shares 0.00 and 2,336,023.26 at September 30, 2011 and December 31, 2010, respectively)	0.00%	0	13.61%	20,370,123

Total investments in securities, at fair value (cost $0 and $103,338,919 at September 30, 2011 and December 31, 2010, respectively)	0.00%	$0	67.93%	$101,683,079

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investments in Affiliated Investment Funds

Total investment in affiliated investment funds, at fair value (cost $11,531,125 and $0 at September 30, 2011 and December 31, 2010, respectively)	8.32%	$12,671,969	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) on investments:
Realized	$(1,072,328)	$2,169,127	$4,604,303	$6,095,091
Change in unrealized	1,367,489	4,189,078	(3,351,807)	2,516,550
Dividend income	230,009	0	1,418,433	0
Interest income	4,387	27,824	9,470	73,291

Net gain from trading investments	529,557	6,386,029	2,680,399	8,684,932

Net change in unrealized appreciation (depreciation) on investment in affiliated investment funds	2,106,877	0	(1,285,300)	0

Total gain on investments	2,636,434	6,386,029	1,395,099	8,684,932

EXPENSES
Interest expense	97	0	97	0
Brokerage commissions	102,281	174,002	354,166	579,871
Management fees payable to Managing Owner	189,882	176,344	574,657	511,503
ClariTy Managed Account fees to affiliate	94,604	0	287,328	0
Managing Owner interest earned on investment funds	62,760	0	382,673	0
Trading Advisors’ management fees	334,190	687,870	1,152,631	2,003,006
Trading Advisors’ incentive fees	68,928	876,391	915,027	1,593,756
Service fee – Class I Units (See Note 5)	646,408	502,664	2,004,634	1,780,142
Sales commission	379,763	352,688	1,149,313	1,023,006
Offering costs	82,886	50,128	252,843	143,326
Operating expenses	205,217	178,157	590,421	528,693

Total expenses	2,167,016	2,998,244	7,663,790	8,163,303

NET INCOME (LOSS)	$469,418	$3,387,785	$(6,268,691)	$521,629

NET INCOME PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average Unitholder and Managing Owner Unit
Class I	$0.31	$2.92	$(5.46)	$0.24

Class II	$0.95	$3.60	$(3.61)	$2.24

Weighted average number of Units outstanding – Class I	1,076,821	991,215	1,058,124	964,068

Weighted average number of Units outstanding – Class II	144,146	138,070	136,702	130,179

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033

Subscriptions	142,710.559	17,860,228	0.000	0	33,133.431	4,456,556	0.000	0	175,843.990	22,316,784

Redemptions	(92,026.528)	(11,433,882)	0.000	0	(12,490.697)	(1,698,469)	(1,993.033)	(269,455)	(106,510.258)	(13,401,806)

Net loss		(5,775,370)		0		(489,234)		(4,087)		(6,268,691)

Unitholders’ capital at September 30, 2011	1,084,153.154	$132,906,492	0.000	$0	145,951.161	$19,379,721	369.827	$49,107	1,230,474.142	$152,335,320

Nine Months Ended September 30, 2010

Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133

Subscriptions	164,847.053	20,012,520	0.000	0	21,433.444	2,744,991	0.000	0	186,280.497	22,757,511

Redemptions	(75,038.739)	(9,205,725)	0.000	0	(5,613.249)	(725,836)	0.000	0	(80,651.988)	(9,931,561)

Net income		230,392		0		272,250		18,987		521,629

Unitholders’ capital at September 30, 2010	985,214.775	$122,687,021	0.000	$0	127,261.219	$16,820,831	10,560.643	$1,395,860	1,123,036.637	$140,903,712

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

From January 1, 2008 through September 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program (See Note 12). The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle and Crabel effective March 31, 2010, December 31, 2010, April 30, 2011 and August 31, 2011, respectively.

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy (See Note 12), and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program) Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

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

GRM, EAGL and CRABL-PV, segregated series of the Company, were formed to engage in the speculative trading of exchange-traded futures contracts, forwards and option contracts. The managing member of the Company charges GRM, EAGL, and CRABL-PV a monthly managed account fee of 1/12 of 25 basis points of the beginning of month allocated assets for providing certain administrative services.

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

Redemptions from Series J are permitted on a monthly basis. For Class I Units issued from July 1, 2008 through September 1, 2009, Kenmar Securities Inc. was entitled to a redemption charge for Class I Units redeemed prior to the first anniversary of their purchase of up to 2% of the net asset value per Unit at which they were redeemed. Class I Units issued beginning July 1, 2009 were not subject to a redemption charge. There is no redemption charge associated with the Class II Units.

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

F.	Investments in affiliated investment funds

The investments in affiliated investment funds are reported in Series J’s condensed statements of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the fund. Generally, the fair value of Series J’s investments in the funds represents the amount that Series J could reasonably expect to receive from the funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2011, the condensed statements of operations for the three months ended September 30, 2011 (“Third Quarter 2011”) and for the nine months ended September 30, 2011 (“Year-To-Date 2011”) and for the three months ended September 30, 2010 (“Third Quarter 2010”) and for the nine months ended September 30, 2010 (“Year-To-Date 2010”), and the condensed statements of changes in unitholders capital for the Year-To-Date 2011 and Year-To-Date 2010, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2011 and the results of its operations for the Third Quarter 2011, Third Quarter 2010, Year-To-Date 2011 and Year-To-Date 2010. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series J considers its investments in publicly traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters, and or other independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Series J’s investments in the affiliated investment funds are classified as Level 2 using the fair value hierarchy. The Level 2 investment in affiliated investment funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investment is at fair value. There are no Level 3 investments on September 30, 2011 or December 31, 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open forward contracts	$0	$25,402	$0	$25,402
Investment in affiliated investment funds, at fair value	$0	$12,671,969	$0	$12,671,969

Liabilities:
Net unrealized loss on open futures contracts	$(164,672)	$0	$0	$(164,672)

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$3,214,311	$0	$0	$3,214,311
Net unrealized gain on open forward contracts	$0	$1,842,652	$0	$1,842,652
Commodity options owned, at fair value	$0	$454,809	$0	$454,809
Investment in securities, at fair value	$101,683,079	$0	$0	$101,683,079

Liabilities:
Commodity options written, at fair value	$0	$(13,020)	$0	$(13,020)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on Series J’s financial statements and disclosures, if any, is currently being assessed.

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of September 30, 2011 and December 31, 2010, margin requirements totaled $4,747,547 and $1,934,375, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates. As of September 30, 2011 and December 31, 2010, $391,106 and ($263,234) are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2011, the Managing Owner has paid $2,312,096 in ongoing offering costs, of which $2,254,934 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2011, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,675,477 and $1,655,871, respectively. Of the $1,655,871, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

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

The expenses incurred by Series J for services performed by the Managing Owner for Series J were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Management fees to Managing Owner	$189,882	$176,344	$574,657	$511,503
ClariTy Managed Account fees to affiliate	94,604	0	287,328	0
Managing Owner interest on investment funds payable	62,760	0	382,673	0
Operating Expenses	68,447	49,841	148,686	139,420

Total	$415,693	$226,185	$1,393,344	$650,923

Expenses payable to the Managing Owner and its affiliates as of September 30, 2011 and December 31, 2010 were $38,575 and $63,346, respectively. Such amounts are included in accrued expenses payable, ClariTy Managed Account fees and Managing Owner fees earned on investment funds on the condensed statements of financial condition.

Note 4.	MANAGING OWNER AND AFFILIATES

As of September 30, 2011, the Managing Owner and or its affiliates have purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest (See note 12).

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See note 5).

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets. For the Nine-month period ended September 30, 2011, Managing Owner interest on investment funds amounted to $382,673.

Effective October 1, 2010, Series J is paying a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Through September 30, 2009, Series J paid a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The service fee was paid directly by Series J to Kenmar Securities Inc. (“Selling Agent”), an affiliate of the Managing Owner. The Selling Agent was responsible for paying all commissions owing to the Correspondent Selling Agents (“CSA”), who were entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased.

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

For the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010, the Service Fee – Class I Units is composed of the following:

	Third Quarter 2011	Year-To-Date 2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$663,457	$2,016,634
Initial upfront 2% sales commission	112,088	369,604
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(129,137)	(381,604)

Total	$646,408	$2,004,634

	Third Quarter 2010	Year-To-Date 2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$598,419	$1,775,446
Initial upfront 2% sales commission	47,001	371,022
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(142,756)	(366,326)

Total	$502,664	$1,780,142

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

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company located at 33 West Monroe – Suite 1000, Chicago, IL, USA, 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240., was the administrator of Series J and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Series J dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, Series J replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at 1 South Road, Harrison, NY, USA, 10528 as administrator and AlphaMetrix 360, LLC Services Agreement with Series J was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above. “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

For the Third Quarter 2011 and the Third Quarter 2010, Series J paid administration fees $68,197 and $59,957, respectively, of which $53,994 remains payable by Series J at September 30, 2011.

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2011, May 1, 2011, and September 1, 2011 Series J invested a portion of its assets in affiliated investment funds. Series J’s investments in the affiliated investment funds represents approximately 8.32% of the net asset value of Series J at September 30, 2011. The investments in the affiliated investment funds are reported in Series J’s condensed statements of financial condition at its fair value. The investments are subject to the terms of the organizational and offering documents of the affiliated investment funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following table summarizes the change in fair value of Series J’s Level 2 investments in affiliated investment funds for the third quarter ended September 30, 2011.

	Net Asset Value December 31, 2010	Investment	(Loss)	Redemptions	Net Asset Value September 30, 2011
Investments in affiliated Investment funds	$0	$30,415,675	$(1,285,300)	$(16,458,406)	$12,671,969

Series J may make additional contributions or redemptions from the affiliated investment funds on a standard allocation date. The affiliated investment funds engage in trading of commodity futures, forwards and option contracts.

Series J records its proportionate share of income or loss in the condensed statements of operations. Through its investments in the affiliated investment funds, Series J pays its pro-rata share of GRM, EAGL and CRABL-PV’s monthly management fees at the annual rate of 2.0%, 1.5% and 1.0%, respectively, as defined in their respective advisory agreement. Additionally, Series J pays GRM, EAGL and CRABL-PV a quarterly incentive fee of 20%, 25% and 25%, respectively, for achieving “New High Net Trading Profits” as defined in their respective advisory agreement.

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

	Total Capital Commitment September 30, 2011	Net Asset Value September 30, 2011	Remaining Capital Commitment September 30, 2011
CTA Choice GRM	$21,152,012	$3,901,631	$17,250,381

CTA Choice EAGL	$25,176,325	$3,485,612	$21,690,713

CTA Choice CRABL-PV	$23,495,530	$5,284,726	$18,210,804

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

	Prior to October 1, 2010
Trading Advisor	Management Fee(1) %	Incentive Fee(2), (4) %
Ortus	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom	2.00	20.00
Paskewitz	2.00	20.00
Crabel*	1.00	25.00
Tudor	2.00	20.00

*	The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle and Crabel effective March 31, 2010, December 31, 2010, March 31, 2011 and August 31, 2011, respectively.

Effective October 1, 2010, Series J and each of the trading advisors listed below entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

	Effective October 1, 2010
Trading Advisor	Management Fee(1) %	Incentive Fee(2), (4) %
Krom	1.50	25.00
Ortus(3)	1.00	25.00
Paskewitz	1.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus were not effective until January 1, 2011.
(4)	For the Year-To-Date 2011 and 2010, incentive fees earned by the Trading Advisors were $915,027 and $1,593,756, respectively, of which $68,928 remains payable by Series J at September 30, 2011.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of September 30, 2011 and December 31, 2010, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at September 30, 2011 and December 31, 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statement of financial condition.

	September 30, 2011			December 31, 2010
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Futures Contracts	$7,524,023	$(7,688,695)	$(164,672)	$9,756,436	$(6,542,125)	$3,214,311
Forward Contracts	1,655,173	(1,629,771)	25,402	3,480,323	(1,637,671)	1,842,652
Option Contracts	0	0	0	454,809	(13,020)	441,789

Total gross fair value of derivatives	$9,179,196	$(9,318,466)	$(139,270)	$13,691,568	$(8,192,816)	$5,498,752

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010 is as follows:

	Trading Revenue for the
Type of Instrument	Third Quarter 2011*	Third Quarter 2010	Year-To-Date 2011*	Year-To-Date 2010
Commodities Contracts	$(783,407)	$1,766,389	$(643,715)	$452,621
Currencies Contracts	9,642	1,532,333	454,736	2,109,891
Energy Contracts	(459,686)	(1,653,001)	(175,217)	(3,173,797)
Interest Rate Contracts	1,740,029	1,478,283	1,362,798	6,740,847
Metals Contracts	1,290,445	1,356,623	1,096,870	740,391
Stock Indices Contracts	(1,183,486)	171,213	(1,798,314)	(1,593,993)
Purchased Options on Futures Contracts	(428,520)	(414,952)	(237,784)	(1,870,179)
Written Options on Futures Contracts	259,780	51,660	22,924	226,490
Forward Currency Contracts	31,632	2,069,657	609,250	4,979,370

Total	$476,429	$6,358,205	$691,548	$8,611,641

Condensed Statements of Operations

Realized	$22,564	$2,169,127	$5,699,195	$6,095,091
Change in unrealized	453,865	4,189,078	(5,007,647)	2,516,550

Total	$476,429	$6,358,205	$691,548	$8,611,641

*	Excludes income from investments in securities and investment in the affiliated investment funds.

For the Third Quarter 2011 and 2010, the total number of closed futures contracts was approximately 20,710 and 37,944 respectively, the total number of closed options contracts was approximately 1,283 and 948, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,525,711,138 and $1,436,902,337, respectively. For Year-To-date 2011 and 2010, the total number of closed futures contracts was approximately 80,403 and 117,804 respectively, the total number of closed options contracts was approximately 4,924 and 4,659, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,563,820,503 and $1,833,989,922, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during the Third Quarter 2011 and 2010 and Year to Date 2011 and 2010.

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

Series J has entered into a master netting agreement with UBS Securities LLC, the clearing broker for Ortus and Krom. Series J has also entered into a master netting agreement with Newedge USA LLC, the clearing broker for Paskewitz and Tudor. Series J does not have a master netting agreement between UBS Securities LLC and Newedge USA LLC. As a result of the master netting agreements, when applicable, Series J presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

At September 30, 2011 and December 31, 2010, such segregated assets totaled $19,127,823 and $24,432,605, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $(438,600) and $3,399,129 at September 30, 2011 and December 31, 2010, respectively. There are no segregation requirements for assets related to forward trading. As of September 30, 2011, all of Series J’s open futures contracts mature within ten months.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Third Quarter 2011 and 2010 and Year-To-Date 2011 and 2010. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011(5)		September 30, 2011
Per Unit Performance (for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$122.28	$127.97	$131.81	$136.55

Loss from operations:
Net realized and change in unrealized gain(1)	1.95	0.02	2.10	0.04
Interest income(1)	0.00	0.01	0.00	0.01
Dividend income(1)	0.19	1.18	0.20	1.26
Expenses(1)	(1.83)	(6.59)	(1.33)	(5.08)

Total gain (loss) from operations	0.31	(5.38)	0.97	(3.77)

Net asset value per Unit at end of period	$122.59	$122.59	$132.78	$132.78

Total Return(4)
Total return before incentive fees	0.30%	(3.61)%	0.78%	(2.16)%
Incentive fee	(0.05)%	(0.59)%	(0.04)%	(0.60)%

Total return after incentive fees	0.25%	(4.20)%	0.74%	(2.76)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(5.18)%	(4.93)%	(3.24)%	(2.96)%
Incentive fee(4)	(0.05)%	(0.61)%	(0.04)%	(0.61)%

Net investment loss after incentive fees	(5.23)%	(5.54)%	(3.28)%	(3.57)%

Interest income(3)	0.01%	0.01%	0.01%	0.01%

Dividend income(3)	0.61%	1.25%	0.60%	1.25%

Incentive fees(4)	0.05%	0.61%	0.04%	0.61%
Other expenses(3)	5.80%	6.19%	3.85%	4.22%

Total expenses	5.85%	6.80%	3.89%	4.83%

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

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees). Excludes the Trust’s proportionate share of income and expenses from investments in affiliated funds.
(3)	Annualized.
(4)	Not annualized.
(5)	Effective January 1, 2011, includes loss from affiliated investment funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2010		September 30, 2010
Per Unit Performance (for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$121.64	$124.69	$128.59	$130.38

Income (loss) from operations:
Net realized and change in unrealized gain(1)	5.57	7.41	5.87	7.82
Interest income(1)	0.02	0.07	0.03	0.07
Expenses(1), (4)	(2.70)	(7.64)	(2.31)	(6.09)

Total income (loss) from operations	2.89	(0.16)	3.59	1.80

Net asset value per Unit at end of period	$124.53	$124.53	$132.18	$132.18

Total Return(4)
Total return before incentive fees	3.01%	1.03%	3.42%	2.55%
Incentive fee	(0.63)%	(1.16)%	(0.63)%	(1.17)%

Total return after incentive fees	2.38%	(0.13)%	2.79%	1.38%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(6.17)%	(6.71)%	(4.52)%	(4.67)%
Incentive fee(4)	(0.63)%	(1.18)%	(0.61)%	(1.18)%

Net investment loss after incentive fees	(6.80)%	(7.89)%	(5.13)%	(5.85)%

Interest income(3)	0.08%	0.07%	0.08%	0.07%

Incentive fees(4)	0.63%	1.18%	0.61%	1.18%
Other expenses(3)	6.25%	6.75%	4.60%	4.72%

Total expenses	6.88%	7.93%	5.21%	5.90%

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

From October 1, 2011 through November 14, 2011, there were estimated subscriptions of $637,000; effective for November 1, 2011 and estimated redemptions of $1,322,718, which include the Managing Owners full interest; effective for October 31, 2011.

Effective October 1, 2011, Series J plans to allocate approximately one-seventh of its net assets to CTA Choice KRM (“KRM”), a series of the Company. Krom River Investment Management (Cayman) Limited and Krom River Trading AG are the Trading Advisors of KRM and will manage the assets pursuant to its Commodity Diversified Program. Series J will pay KRM a management fee equal to 1/24 of 1.50% (1.50% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in KRM’s advisory agreement.

Effective November 1, 2011, Series J plans to allocate approximately one-seventh of its net assets to CTA Choice TDRM (“TDRM”), a series of the Company. Tudor Investment Corporation is the Fund’s Trading Advisor of TDRM and will manage the assets pursuant to its Tudor Quantitative Commodities Strategy. Series J will pay TDRM a management fee equal to 1/24 of 2.00% (2.00% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 20% for achieving “New High Net Trading Profits” as defined in TDRM’s advisory agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2011 (“Third Quarter 2011”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”) is the Managing Owner of the Registrant.

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

The Trading Advisors and the Trading Vehicles

From January 1, 2008 through September 30, 2009, Registrant allocated its assets to the three managed accounts separately managed by the advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program, See Note 12 of the attached Registrant’s financial statements. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, Registrant allocated its assets substantially equally to each of Graham (pursuant to its K4D-15V Program), Eagle (pursuant to its Eagle Momentum Program), Ortus (pursuant to its Major Currency Program), Krom (pursuant to its Commodity Diversified Program), Crabel (pursuant to its Two Plus Program), Tudor Investment Corporation (“Tudor”) (pursuant to its Tudor Mercis Program), and Paskewitz Asset Management, LLC (“Paskewitz”) (pursuant to its Contrarian Stock Index Program) (collectively with Graham, Eagle, Ortus, Krom, Crabel, Tudor, and Paskewitz, the “Trading Advisors”). The Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (collectively the “Managed Accounts”), with such allocations to be re-balanced quarterly. The Managing Owner terminated the managed account agreements with Graham, Eagle, and Crabel effective December 31, 2010, April 30, 2011 and August 31, 2011, respectively.

Beginning January 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Through its investment in GRM, Registrant pays its pro-rata share of the 2.0% annual management fee (accrued on a standard allocation date and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in GRM’s advisory agreement.

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

Beginning September 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice CRABL PV (“CRABL-PV”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Crabel Capital Management, LLC is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus

Program. Through its investment in CRABL-PV, Registrant pays its pro-rata share of the 1.0% annual management fee (accrued on a standard allocation date and paid monthly) and a 25% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in CRABL-PV’s advisory agreement.

Registrant pays each trading advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly pursuant to the applicable managed account advisory agreement.

	Prior to October 1, 2010
Trading Advisor	Management Fee (%)(1)	Incentive Fee (%)(2)
Ortus	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom	2.00	20.00
Paskewitz	2.00	20.00
Crabel*	1.00	25.00
Tudor	2.00	20.00

*	The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle and Crabel effective March 31, 2010, December 31, 2010, March 31, 2011, and August 31, 2011 respectively.

Effective October 1, 2010, Series J and each of the trading advisors listed below entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

	Effective October 1, 2010
Trading Advisor	Management Fee (%)(1)	Incentive Fee (%)(2)
Krom	1.50	25.00
Ortus(3)	1.00	25.00
Paskewitz	1.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus are not effective until January 1, 2011.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers its investments in publicly traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

The investments in affiliated investment funds are reported in Registrants condensed statement of financial condition and are considered Level 2 investments. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at September 30, 2011, $(164,672) or (1.31) % are classified as Level 1 and $12,697,371 or 101.31% as Level 2. Of the Registrant’s investments at December 31, 2010, $104,897,390 or 97.87% are classified as Level 1 and $2,284,411 or 2.13% as Level 2. There are no Level 3 investments at September 30, 2011 or December 31, 2010.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on Registrant’s financial statements and disclosures, if any, is currently being assessed.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2011 resulted in additional gross proceeds to Registrant of $187,105,704.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2011

Subscriptions of Limited Interests and General Interests for the Third Quarter 2011 were $7,210,588 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2011 were $2,617,382 and $0, respectively.

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

Market Overview

Following is a market overview for Third Quarter 2011 and Third Quarter 2010:

Third Quarter 2011

The third quarter of 2011 brought the most significant risk aversion in financial markets since late 2008. The circumspection that reared its head in the second quarter mushroomed in the third quarter as the next leg of the European crisis unfolded and was compounded by growing indications of a sharp deceleration in global economic activity. The latest episode of the Eurozone crisis brought forth new complications as the sovereign debt problem spread to more countries placing increased stress on the fragile banking system and making it difficult for policymakers to come up with quick fixes. US GDP growth in the second quarter came in at a disappointing 1.33%, annual rate, and the first quarter growth was revised down to a 0.36%, annual rate. Data released so far for the third quarter indicates a modest pickup in GDP growth. Meanwhile, job growth slowed sharply in the third quarter and the unemployment rate stubbornly remained above the 9% mark. The housing market remained in the doldrums. Global economic data was even weaker with Europe leading the way and emerging markets also showing signs of significant slowdown.

Treasuries experienced their biggest rally since the fourth quarter of 2008 as confidence in the economic recovery faltered and concerns about Eurozone fueled safe haven demand. The 10-year yield easily breached the 2008 low, broke the 2% mark, and fell to its lowest level in six decades. The yield plunged by 126 basis points to end the quarter at 1.9%. The 30-year yield also fell sharply, by 148 basis points, to end the quarter at 2.9%. The 5-year experienced a substantial rally, although the yield curve flattened noticeably. The yield on the 5-year note fell 80 basis points to 0.96%. The two year yield declined to 25 basis points, the lowest on record. The Fed made two moves during the quarter—one announcing its intentions to keep interest rates low until 2013 and the other announcing the so-called Operation Twist. The European Central Bank maintained status quo on rates even as it intensified its firefighting by stepping up its purchase of Italian and Spanish government bonds. The Bank of England continued to be divided over elevated inflation but the fragile and stalling economy prevented any action. The Bank of Japan kept key rates unchanged throughout the quarter as well.

The greenback experienced a rally resulting from the euro’s travails and the global flight to safety. The Dollar Index surged 5.7% and rose to its highest level since early 2011. The euro fell 7.4%, its biggest quarterly decline since the second quarter of 2010. The Swiss franc reversed its meteoric climb as the Swiss Central Bank intervened to cap the franc’s rise against the euro. The British pound was more subdued but still declined 2.76% against the greenback. Not surprisingly, the Japanese yen appreciated 4.46% amid global risk aversion. Declining commodity prices, fears about Chinese slowdown, and the global risk aversion dented the Australian and Canadian dollars, which dropped 9.2% and 7.8%, respectively.

US equities suffered their biggest quarterly loss since the fourth quarter of 2008. The declines were broad-based. Financial and transportation led the way down. The DowSM, the S&P 500®, and the Nasdaq® declined approximately 12.1%, 13.9% and 12.9%, respectively for the quarter. European stocks fared much worse. The STOXX 600®, a broad measure of European equities, plunged 23.3%, in dollar terms. The CAC, the DAX® and the FTSE 100® closed the quarter with losses of approximately 25.4%, 25.1%, and 13.7%, respectively. Asian markets were hard hit as well. The Nikkei declined 11.4%, the Hang Seng dropped 21.5%, and the Kospi® fell 15.8%. The Australian All Ordinaries Index declined 12.7%.

Commodities slipped for the second consecutive quarter as global industrial activity appeared to be decelerating and the risks of US and European recession loomed larger and fears of a hard landing in China gained some credence. While much of the commodity complex declined during the quarter, gold, lean hogs, live cattle, and wheat were the notable exceptions. Crude fell 17.2% during the quarter and heating oil declined 4.7%. Gasoline dropped 4.6%. Natural gas declined 14.1%.

Gold breached the $1,900 mark during the quarter but fell sharply in September, paring the gains to 9.2% for the quarter. Silver declined 10.9%. Base metals were hit hard. Copper, zinc, aluminum, and nickel recorded declines of 26.8%, 21.4%, 13.8%, and 23.5%, respectively.

Grains were among the better performers within the commodity complex and their losses were largely restricted to September when the financial markets exhibited symptoms of liquidity squeeze. Wheat actually gained 1.1%, while corn and soybean declined 5.3% and 10.2%, respectively. Cotton continued to correct sharply, falling 26.5%. Lean hogs and live cattle bucked the trend within commodities and in the broader financial markets by registering solid gains of 12.6% and 7.3%, respectively.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of Third Quarter 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of Registrant’s trading results for the major sectors in which Registrant traded for the Third Quarter 2011 and 2010.

Third Quarter 2011

As of September 30, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	31.19%

Energies	13.18%

Grains	10.69%

Indices	24.84%

Interest Rates	8.31%

Meats	0.48%

Metals	9.45%

Tropicals	1.86%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for Third Quarter 2011 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the Euro, Japanese yen, Swiss franc and Mexican peso. The majority of losses were experienced in the Australian and Canadian dollars.

Energies: (-) Registrant experienced the majority of its losses in brent crude, gasoline and heating oil. The majority of gains were incurred from crude oil and natural gas.

Grains: (-) Registrant experienced gains in wheat and soybean meal. The majority of losses were experienced in soybeans and corn.

Indices: (-) Registrant experienced large gains in the Hang Seng. The majority of losses were incurred in the S&P 500® Mini Index, the Dow Jones Industrial Average and the DAX.

Interest Rates: (+) Registrant experienced gains in the London Gilt, German Bund Treasury Bonds and Treasury Notes.

Meats: (-) Registrant experienced losses in live cattle and live hogs.

Metals: (+) Registrant experienced gains in gold and copper. Small losses were incurred in silver and tin.

Tropicals: (-) Registrant experienced losses in sugar, coffee and cocoa.

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

Softs: (+) Registrant experienced gains in sugar, coffee and citrus. Losses were incurred in cocoa

Results of Operations

Third Quarter 2011

The Net Asset Value per Interest of Class I as of September 30, 2011 was $122.59, a increase of $0.31 from the June 30, 2011 Net Asset Value of $122.28.

The Net Asset Value per Interest of Class II as of September 30, 2011 was $132.78, a increase of $0.97 from the June 30, 2011 Net Asset Value of $131.81.

Registrant’s average net asset levels during the Third Quarter 2011 were approximately $151,039,000, an increase of $10,569,000 as compared to the Third Quarter 2010, primarily due to the effect of additional subscriptions and positive trading performance during 2010.

Registrant’s performance for Class I and Class II for the Third Quarter 2011 was 0.25% and 0.74%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Third Quarter 2011 were approximately $295,000. Registrant gains from its investments in affiliated investment funds were approximately $2,107,000.

Dividend income for the Third Quarter 2011 was approximately $230,000, an increase of approximately $230,000, as compared to the Third Quarter 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Brokerage Commissions and other transaction fees for the Third Quarter 2011 were approximately $102,000, a decrease of approximately $72,000 as compared to the Third Quarter 2010, primarily due to decreased trading volumes and the change in structure regarding GRM, EAGL and CRABL-PV as discussed above.

Management fees to the Trading Advisors for the Third Quarter 2011 were approximately $334,000, a decrease of approximately $354,000 as compared to the Third Quarter 2010, primarily due to the change in management fee rates charged by the Trading Advisors and the change in structure regarding GRM, EAGL and CRABL-PV as discussed above.

Management fees to the Managing Owner during the Third Quarter 2011 were approximately $190,000, an increase of approximately $14,000 as compared to the Third Quarter 2010, primarily due to increase in average net asset levels discussed above.

ClariTy Managed Account fees for the Third Quarter 2011 were approximately $95,000, an increase of approximately $95,000 as compared to the Third Quarter 2010, as the Registrant began paying a fee to ClariTy in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Service Fees for the Third Quarter 2011 were approximately $646,000, an increase of approximately $143,000 as compared to the Third Quarter 2010, primarily due to the increase in average net asset levels discussed above. Sales Commissions for the Third Quarter 2011 were approximately $380,000, an increase of approximately $27,000 as compared to the Third Quarter 2010, primarily due to increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the Third Quarter 2011 were approximately $69,000.

Managing Owner interest earned on investment funds for the Third Quarter 2011 were approximately $63,000, an increase of approximately $63,000 as compared to the Third Quarter 2010, as the Managing Owner began earning interest on the return of the investment of non-margin assets in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2010.

Operating expenses were approximately $205,000 for the Third Quarter 2011. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $83,000 for the Third Quarter 2011.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2011.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at September 30, 2011 and December 31, 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2011 and December 31, 2010, Registrant had total capitalizations of approximately $152 million and $150 million, respectively.

	September 30, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,175,993	0.77%	$522,734	0.35%
Currencies	4,415,764	2.90%	5,142,754	3.43%
Commodities	5,055,263	3.32%	4,036,258	2.69%
Stock indices	3,511,649	2.30%	3,341,705	2.23%

Total	$14,158,669	9.29%	$13,043,451	8.70%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2011 and 2010 based upon Registrant’s total average capitalization of approximately $150 million and $140 million, respectively.

	Third Quarter 2011		Third Quarter 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,233,466	0.82%	$1,563,934	1.12%
Currencies	5,682,393	3.78%	$4,878,281	3.49%
Commodities	5,714,403	3.80%	$4,406,703	3.15%
Stock indices	3,367,530	2.24%	$2,745,385	1.96%

Total	$15,997,792	10.64%	$13,594,302	9.73. %

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

Based on trading value at risk at September 30, 2011, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2010. Increases in trading value at risk were experienced in interest rates, commodities and stock indices at September 30, 2011.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

At September 30, 2011, Registrant’s primary exposure to non-trading market risk resulted from foreign currency balances held in Euro and British Pound. As discussed above, these balances, as well as any risk they represent, are immaterial.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of September 30, 2011. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2011.

	Cash Received	Cash Received
	Amount of
Date of Sale	Units Sold	Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$35,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22,000

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2011 all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 634,996.39 Units amounting to approximately $78,622,600.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

4.2

Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3

Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20

Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21

Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ending June 30, 2011)

10.22

Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ending June 30, 2011)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report to Form 10-K for the year ended December 31, 2010)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Member

	By:	/s/ Kenneth A. Shewer		Date: November 14, 2011
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 14, 2011
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)