Form 10-K
period 2011-12-31
World Monitor Trust III - Series J
filed 2012-03-28
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(Registrant’s telephone number, including area code):

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The Registrant has no voting shares or public float. The value of Interests in the Registrant as of June 30, 2011 is $147,291,037.

As of March 1, 2012 there were 1,197,896.5345 Unitholders’ Interests outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J ( the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of Registrant’s financial statements included in its Annual Report for the year ended December 31, 2011 (“Registrant’s 2011 Annual Report”), which is filed as an exhibit herewith).

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

The Trading Advisors and the Trading Vehicles

From January 1, 2008 through June 30, 2009, Registrant allocated its assets to the three managed accounts separately managed by the advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Registrant entered into trading advisory agreements with GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. The Managing Owner may terminate any current managed account agreement with an Advisor or select new Trading Advisors, from time-to-time, in its sole discretion, in order to achieve the goals of the portfolio. Effective March 31, 2010, the Managing Owner terminated the managed account agreement with GLC.

Beginning April 1, 2010, Registrant entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program) Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly, see Note 12 in Registrant’s 2011 Annual Report which is filed as an exhibit herewith

The Managing Owner terminated the managed account agreements with Graham, Eagle, Crabel, Krom, and Tudor effective December 31, 2010, April 30, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 respectively. Effective December 31, 2011 the Managing Owner also terminated the managed account agreements with Ortus and Paskewitz.

Effective January 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Through its investment in GRM, Registrant pays its pro-rata share of the 2.0% annual management fee (accrued on a standard allocation date and paid monthly) and a 20% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in GRM’s advisory agreement. Any loss carry forward from Registrant’s Graham managed account was transferred over to Registrant’s member interest in GRM. Effective December 31, 2011, Registrant fully redeemed from GRM.

Effective May 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Eagle is the Trading Advisor for EAGL and will manage the assets pursuant to its Momentum Program. Through its investment in EAGL, Registrant pays its pro-rata share of the 1.5% annual management fee (accrued and paid monthly) and a 25% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in EAGL’s advisory agreement. Any loss carry forward from Registrant’s Eagle managed account was transferred over to Registrant’s member interest in EAGL.

Effective September 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice CRABL PV (“CRABL-PV”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Crabel Capital Management, LLC is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus Program. Through its investment in CRABL-PV, Registrant pays its pro-rata share of the 1.0% annual management fee (accrued on a standard allocation date and paid monthly) and a 25% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in CRABL-PV’s advisory agreement. Any loss carry forward from Registrant’s Crabel managed account was transferred over to Registrant’s member interest in CRABL-PV.

Effective October 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice KRM (“KRM”), a series of CTA Choice Fund LLC, a Delaware limited liability company organized in series. Krom River Investment Management (Cayman) Limited and Krom River Trading AG are the Trading Advisors of KRM and will manage the assets pursuant to its Commodity Diversified Program. Registrant pays its pro-rata share of the 1.5% annual management fee (accrued and paid monthly) and a 25% incentive fee on “New High Net Trading Profits” (accrued monthly and paid quarterly) as defined in KRM’s advisory agreement. Any loss carry forward from Registrant Krom managed account was transferred over to Registrant’s member interest in KRM.

Effective November 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice TDRM (“TDRM”), a series of the Company. Tudor Investment Corporation is the Trading Advisor of TDRM and will manage the assets pursuant to its Tudor Quantitative Commodities Strategy. Any loss carry forward from Registrant’s Tudor managed account was transferred over to Registrant’s member interest in TDRM. Effective December 31, 2011, Registrant fully redeemed from TDRM.

Crabel Capital Management, LLC’s Two Plus Two Program employs multiple, price-driven, systematic strategies that participate in market trends. The average holding period is 5 days with a range of 2 to 55 days. Risk is controlled by dynamic sizing of new trades relative to market volatility, the use of stops and time exits along with a balance of volatility derived from 4 sectors and 3 geographic regions.

Eagle Trading Systems Inc.’s Eagle Momentum Program is a computerized, technical trading system developed to capture short and intermediate term trading opportunities in markets that exhibit strong price momentum. The adoption of the trading philosophy to a computerized trading system was done by applying rule-based techniques to confirm the trading concept over an extensive body of historical market data and by constantly monitoring and re-evaluating the rules in actual trading. The program currently covers 30 commodities, currencies, stock indices and global fixed income markets.

Graham Capital management, L.P.’s Graham K4D-15V Program utilizes multiple computerized trading models designed to capture profit opportunities during sustained price trends in approximately 65 global markets. This program features broad diversification in both financial and non-financial markets. The trading strategies are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility.

Krom River Investment Management (Cayman) Limited’s Diversified Commodity Program is a discretionary global macro strategy that attempts to identify commodity price moves that are predicated on a shift in the supply/demand fundamentals; the strategy eschews granular statistical modeling in favor of more qualitative interpretations of the current market conditions. When a potential opportunity is identified, chart-based analyses are used to enhance entry and exits. Trade ideas may be structured as directional, spread or volatility and position duration can last from weeks to months.

Ortus Capital Management Limited’s Ortus Currency Program is a computerized, global macro strategy that seeks to capitalize on fundamentally driven price moves in the G7 currencies that are a result of a shift in the exchange rate cycle. It is the advisor’s belief that these shifts are driven by the dynamic interactions between asset prices (e.g. stocks and bonds) and underlying economic fundamentals (e.g. monetary policy, interest rates). As such, position duration is long-term and changes to the portfolio are gradual.

Paskewitz Asset Management, LLC’s Contrarian Stock Index Program systematically trades the S&P 500 futures in an effort to profit from investor overreaction to both positive and negative news. The manager utilizes three pattern-based models that attempt to identify points where prices are overextended. Each model is given the same amount of risk and the signals are combined to create an overall long or short signal. Over nearly five years of trading, the program has been uncorrelated to both the S&P 500 and trend followers. The program tends to perform well in congested, highly volatile markets.

Tudor Investment Corporation’s Quantitative Commodities strategy employs a combination of proprietary computerized mathematical strategies to invest in commodities on a worldwide basis. The proprietary models, when applied to market data, produce computer-generated trading signals on a largely worldwide basis. These models base their investment decisions on a variety of algorithms that analyze, among other factors, historical prices and economic data in order to identify patterns or trends to predict future price direction or identify relative value opportunities.

Registrant pays each trading advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly pursuant to the applicable managed account advisory agreement.

	Prior to October 1, 2010
	Management	Incentive
Trading Advisor	Fee (%)(1)	Fee (%)(2)
Ortus**	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom*	2.00	20.00
Paskewitz**	2.00	20.00
Crabel*	1.00	25.00
Tudor*	2.00	20.00

*

The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle, Crabel, Krom and Tudor effective March 31, 2010, December 31, 2010, March 31, 2011, August 31, 2011, September 30, 2011 and October 31, 2011 respectively.

**	The Managing Owner terminated the managed account agreements with Ortus and Paskewitz effective December 31, 2011.

Effective October 1, 2010, Registrant and each of the trading advisors listed below entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

	Effective October 1, 2010
	Management	Incentive
Trading Advisor	Fee (%)(1)	Fee (%)(2)
Krom	1.50	25.00
Ortus(3)	1.00	25.00
Paskewitz	1.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus are not effective until January 1, 2011.

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

The Administrator

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company, was the administrator of Registrant and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Registrant dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

Effective May 31, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a). “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of Registrant’s 2011 Annual Report which is filed as an exhibit herewith.

Financial Information about Segments

Registrant’s business constitutes only one segment for financial reporting purposes. Registrant does not engage in the production or sale of any goods or services. The objective of Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about Registrant’s business, as of December 31, 2011, is set forth under Items 6, 7, and 8 herein.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Approximate
Percentage/
Advisor/Program	Range
Graham K4D-15V Program	30-40%*

Eagle Momentum Program	30-40%

Ortus Currency Program	0%

Krom Commodity Diversified Program	30%

Crabel Two Plus Program	40%

Tudor Quantitative Commodities Strategy	40-50%

Paskewitz Contrarian Stock Index Program	0%

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

*

Currently, in its allocation of maximum exposures to different markets and sectors, the exposure of Graham’s K4D-15V allocated to trades on foreign exchanges is set by its system at approximately 30-40%, meaning that if identifiable trends existed in all the markets Graham’s K4D-15V trades over an entire year, the approximate percentage range of assets of Graham’s K4D-15V allocated for trading on foreign exchanges would be approximately 30-40%. The actual percentage of Graham’s K4D-15V assets traded on foreign exchanges over any period of time, however, depends greatly on trading conditions and can therefore vary widely. For example, to the extent there are no trends on domestic exchanges, Graham’s K4D-15V would minimize its trading on them, thereby increasing the actual percentage of Graham’s K4D-15V assets traded on foreign exchanges. It is therefore quite possible that though the theoretical allocation to foreign markets is set at approximately 30-40% of its assets, Graham’s K4D-15V’s actual percentage trading on foreign exchanges for a given period may be much higher, in consequence of domestic markets offering fewer trading opportunities.

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

There is limited use of OTC instruments by the Trading Advisors however, where used, the contracts are governed by industry standard ISDA Master Agreements. These OTC instruments are limited to foreign exchange related contracts. Counterparties currently include UBS Securities LLC, UBS AG, Newedge USA LLC, and Newedge Group SA. Counterparties are approved based upon their credit worthiness and policies and procedures to ensure proper segregation and custody of customer assets.

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

The Lehman Brothers bankruptcies in September 2008 led to widespread chaos in the global financial markets, as well as significant outright losses as numerous market participants found themselves in the position of general creditors of Lehman Brothers even in respect of assets which they had deposited with Lehman Brothers. The effects of the Lehman Brothers bankruptcies, as well as the ensuing events – including Bank of America’s acquisition of Merrill Lynch &, Co. Inc., Wells Fargo’s purchase of Wachovia, and Morgan Stanley & Co. Inc. and Goldman Sachs & Co., Inc. (as well as American Express Inc.) opting to become “bank holding companies” – led to a dramatic contraction in credit (including even inter-bank lending) and steep monetary losses in the financial sector. The ramifications of the Lehman Brothers bankruptcies are unlikely to be resolved for a number of years, but could be adverse to the prospects for Registrant and/or private investment funds in general. Moreover, the Lehman Brothers bankruptcies have demonstrated the systemic risks of any comparable failure. It is not possible to predict if or when one or more such failures might occur. Were this to happen, the results could be materially adverse to Registrant.

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

The Units are subject to fees and expenses for, among other things, the Managing Owner’s Management Fee, and other Trust offering, administrative and operating expenses, among other expenses (including Administrator’s fee), and their share of the fees and expenses of Registrants. With the exception of incentive fees payable to the Advisors, all of the fees and expenses of Registrant and the Advisors will be paid without regard to the profitability of Registrants or the Advisors. Accordingly, it will be necessary for the Advisors to make substantial trading profits to avoid depletion of Registrant’s assets. The Trust’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

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

In order to determine net profits and losses, the investment positions and other assets held by Registrant must be valued. In valuing Registrant’s assets, Administrator will receive input from third parties (including pricing services, data providers, Brokers, and ClariTy) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with Administrator in accordance with Registrant’s valuation policies and procedures. Should these valuations prove to be incorrect, Registrant may experience losses.

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

(67)	Cross Class Liabilities

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

Certain administrative services are provided GlobeOp Financial Services LLC, Registrant’s administrator, which is located a t1 South Road, Harrison, NY, USA, 10528. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference from Note 1 of Registrant’s 2011 Annual Report to this section, which is filed as an exhibit hereto.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2011.

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

Effective October 31, 2011, the Managing Owner redeemed all of its Interests in the Registrant. As of March 1, 2012, there were 2,490 holders of record owning, 1,197,896.5345 Interests, which include 0 General Units (Managing Owner Interests).

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Unitholders. Registrant has never declared a dividend and does not intend to do so in the future. Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of Registrant for the years ended December 31, 2007 to December 31, 2011. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 7 through 24 of Registrant’s 2011 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total revenues (including interest)	$(3,326,340)	$16,276,475	$15,624,205	$25,625,045	$13,165,144

Net income (loss)	$(12,915,149)	$4,609,288	$4,392,395	$12,929,558	$5,951,782
Net income (loss) per weighted average Interest – Class I	$(10.97)	$3.83	$4.11	$14.27	$7.98

Net income (loss) per weighted average Interest – Class II	$(9.06)	$6.77	$6.34	$13.95	$10.46

Total assets	$146,609,262	$154,366,907	$131,456,001	$132,391,342	$83,444,314

Net asset value per Interest – Class I	$117.27	$127.97	$124.69	$120.57	$105.40

Net asset value per Interest – Class II	$127.60	$136.55	$130.38	$123.39	$105.76

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2011 Annual Report, attached hereto.

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from independent third party data providers and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

The investments in affiliated investment funds are reported in Registrants statements of financial condition and are considered Level 2 investments. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2011, $62,015,348 or 88.31% are classified as Level 1 and $8,207,427 or 11.69% as Level 2. Of the Registrant’s investments at December 31, 2010, $104,897,390 or 97.87% are classified as Level 1 and $2,284,411 or 2.13% as Level 2. There are no Level 3 investments at December 31, 2011 or December 31, 2010.

The Managing Owner has determined that it is in the best interest of the Registrant to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, or (iii) corporate bonds or notes, or (iiii) other instruments permitted by applicable rules and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Registrant will be credited with all additional returns earned on Registrants investment of non-margin assets.

In January 2010, the FASB issued new guidance which amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. During the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2. The adoption of the relevant portions of the new guidance did not have a material impact on the Registrant’s financial statements.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Registrant’s financial statements and disclosures, if any, is currently being assessed.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2011 resulted in additional gross proceeds to Registrant of $191,745,178.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2011

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2011 were $26,956,258 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2011 were $18,870,139, and $316,613, respectively.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of Registrant’s 2011 Annual Report, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, 2011

2011 was a tumultuous year for the economy and the financial markets. While it began on an optimistic note, by mid-year global economic conditions had started to show rapid deceleration. More importantly, the sovereign debt crisis in Europe took a turn for the worse and more euro area countries and banks came under siege from the financial markets. Meanwhile, U.S. policymakers wrangled over increasing the debt ceiling and the resulting brinkmanship took its toll on business and consumer confidence. While the U.S. debt ceiling was raised, the European drama continued until late in the year. Amid escalating crisis, European policymakers took a number of steps that failed to address market concerns. Ultimately, the European Central Bank (“ECB”) decided to offer banks 3-year refinancing under its long-term refinance operation (“LTRO”) and vastly broadened the list of eligible collateral. The ECB’s provision of unlimited lending calmed the markets and averted a 2008-style meltdown. Nonetheless, the European economy appeared to be headed for a recession. In contrast, the U.S. economy ended the final months of the year on a strong note amid growing optimism that the US would be able to withstand the problems emanating from Europe. The U.S. Federal Reserve (the “Fed’) did not embark on another round of quantitative easing, but undertook the so-called “operation twist,” whereby it bought longer-term Treasury securities and sold shorter-term paper. The ECB actually raised rates twice in the first half but was forced to reverse course in the second half. Moreover, there was a massive expansion in the ECB’s balance sheet following the LTRO. The Bank of England held rates steady but increased its asset purchase program.

While a double-dip recession was avoided, US economic performance was mixed. GDP growth averaged a modest 1.2% through the first three quarters of 2011. Corporate profit growth slowed. However, employment growth accelerated, with payrolls growing by 1.6 million during the year. Retail sales were solid, and motor vehicle sales reached 12.8 million. Although home prices continued to decline, housing construction and employment in construction showed clear signs of stabilizing.

US Treasuries were among the best performing asset classes in 2011, ending the year with the best gain since 2008. Yields fell across the curve, with rates along the curve up to 10 years falling to modern day record lows. The yield on the 10-year note fell below 2% and briefly touched below 1.7%, as the European crisis triggered a flight-to-safety and briefly threatened to sully even the safe-haven status of German bunds. The 10-year returned 16.1% for year and the 30-year, 34.5%. Two-year and five-year notes posted returns of 1.2% and 7.4%, respectively. The Fed kept rates unchanged throughout the year and also made a qualified commitment to keep rates low until mid-2013. As in 2008, the ECB raised rates, only to be forced to reverse course in short order. Across the developed world, central banks were either easing or moving toward easing as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2011 but rallied strongly in the second half as the European crisis intensified. The US economic outperformance also boosted the dollar. The Dollar Index ended the year up 0.8%. The greenback posted against most major currencies, the yen being the notable exception. The dollar gained 3.1% against the euro, and rose 0.4% versus the British pound but declined 5.1% against the yen. The Australian dollar ended the year flat against the greenback while the Canadian dollar registered a 2.2% decline.

Energies: Crude oil had a see-saw year, rallying to end the year up 2.5%. US and OECD demand fell but emerging market demand continued to grow. Tensions in the Middle-East—Arab Spring earlier in the year and Iran tensions later in the year—helped keep fears of supply disruption at elevated levels. Reformulated gasoline outperformed crude, rising 9.3%, as strong exports helped offset falling domestic US demand. Heating oil posted a solid gain of approximately 4.2%. Natural gas declined for the fourth consecutive year, falling 19.5%.

Indices: Global equity performance in 2011 was generally poor, although the US markets managed to hold their own, with the Dow actually posting a moderate gain of 5.5%. Despite the huge fluctuations, the S&P 500 ended the year almost dead flat. The NASDAQ lost 1.8%. Equities across rest of the world suffered sharp losses. Unlike in 2010, Germany could not decouple from its European counterparts. The DAX fell 14.7%. The CAC posted a loss of 17.0%, while the FTSE lost 5.6%. Asian stocks experienced steep losses as well. The Nikkei declined 17.3%, as Japan reeled from the tsunami and the strong yen dented exports. The Kospi fell 11.0% and Hang Seng declined 20.0%. Australian All Ordinaries Index registered a loss of 15.2%.

Metals: Precious metals lost their sheen in 2011. Silver dropped 11.6%, although at one point during the year it had reached close to the $50/oz. level. Gold posted a 7.3% loss. Among the base metals, nickel stood alone, gaining 12.2%. Copper, aluminum, and zinc all posted losses in 2011.

Agriculturals: Agricultural commodities had a roller coaster year. Strong demand from emerging markets fueled a powerful surge early in the year, but that was not sustained in the face of better-than-expected crop reports. Nonetheless, grains ended the year with solid gains but soft commodities lost ground. Corn, wheat, and soybeans posted returns of 8.3%, 6.4%, and 6.7%, respectively. Cotton gained 4.3%.

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

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid-year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated for the years ended December 31, 2011, 2010 and 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2011, 2010 and 2009.

Year Ended December 31, 2011

As of December 31, 2011, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	37.90%

Energies	17.89%

Grains	4.06%

Indices	10.23%

Interest Rates	19.28%

Meats	1.58%

Metals	7.00%

Tropicals	2.06%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for year ended December 31, 2011 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the euro. The majority of losses were experienced in the British pound, Canadian dollar, and Aussie dollar.

Energies: (-) Registrant experienced gains in natural gas. The majority of losses were experienced in crude oil, heating oil, and brent crude.

Grains: (-) Registrant experienced gains in mill wheat and bean oil. The majority of losses were experienced in corn, soybeans, and wheat.

Indices: (-) Registrant experienced a majority of its gains in the S&P 500 Mini Index. Losses were incurred in the Hang Seng, Taiwan Index, and Nikkei.

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. treasury notes, the London gilt, and German bobl. The majority of losses were experienced in Japanese government bonds and the Eurodollar.

Meats: (-) Registrant experienced losses in live hogs and live cattle.

Metals: (-) Registrant experienced gains in aluminum and three-month copper futures. Losses were incurred in copper and gold.

Softs: (+) Registrant experienced gains in cocoa, rubber, and sugar. Losses were incurred in coffee.

Year Ended December 31, 2010

As of December 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	39.23%

Energies	6.48%

Grains	10.81%

Indices	26.28%

Interest Rates	4.04%

Meats	0.26%

Metals	11.21%

Tropicals	1.69%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for year ended December 31, 2010 were as follows:

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

Indices: (-) Registrant experienced gains in the DAX, Dow Jones Industrial Average and the Nasdaq. The majority of its losses were incurred in the CAC 40, DJ STOXX and Ibex Plus.

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

Trading results for the major sectors in which Registrant traded for year ended December 31, 2009 were as follows:

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

Results of Operations

Year Ended December 31, 2011

The Net Asset Value per Interest of Class I as of December 31, 2011 was $117.27, a decrease of $10.70 from the December 31, 2010 Net Asset Value of $127.97.

The Net Asset Value per Interest of Class II as of December 31, 2011 was $127.60, a decrease of $8.95 from the December 31, 2010 Net Asset Value of $136.55.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of December 31, 2011 as well as the allocation of Registrants assets to each trading advisor at December 31, 2011.

WMT III Series J - Class I*		WMT III Series J - Class II*		Allocation of Assets as of 12/31/11
Beginning UNAV	$ 127.97	Beginning UNAV	$ 136.55
GRM	$ (3.62)	GRM	$ (3.62)	13.74%
Tudor/TDRM	$ (0.58)	Tudor/TDRM	$ (0.58)	14.60%
Krom/KRM	$ (0.45)	Krom/KRM	$ (0.45)	14.27%
Eagle/ EAGL	$ (1.76)	Eagle/ EAGL	$ (1.76)	14.76%
Ortus	$ 1.07	Ortus	$ 1.07	14.79%
Paskewitz	$ 1.23	Paskewitz	$ 1.23	14.00%
Crabel/CRABL-PV	$ (2.90)	Crabel/CRABL-PV	$ (2.90)	13.84%
Net Expenses	$ (3.70)	Net Expenses	$ (1.95)
ENDING UNAV	$ 117.27	ENDING UNAV	$ 127.60	100.00%

*The above table is based on the effect for an investor who held the unit for the full calendar year ending December 31, 2011, and is based on the average contribution per trader and net expenses for the relevant class of shares.

Registrant’s average net asset levels for the year ended December 31, 2011 were approximately $149,687,000, an increase of approximately $12,449,000 as compared to the year ended December 31, 2010, primarily due to the effect of additional subscriptions.

Registrant’s performance for Class I and Class II for the year ended December 31, 2011 was (8.36)% and (6.55)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2011 were approximately $2,586,000. Registrant loss from its investments in affiliated investment funds were approximately $(7,417,000).

Dividend income for the year ended December 31, 2011 was approximately $1,480,000, an increase of approximately $922,000, as compared to the year ended December 31, 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 4 of Registrant’s 2011 Annual Report, attached hereto.

Brokerage Commissions and other transaction fees for the year ended December 31, 2011 were approximately $400,000, a decrease of approximately $381,000 as compared to the year ended December 31, 2010, primarily due to decreased trading volumes and the change in structure regarding GRM, EAGL, CRABL-PV, KRM and TDRM as discussed above.

Management fees to the Trading Advisors for the year ended December 31, 2011 were approximately $1,298,000, a decrease of approximately $1,290,000 as compared to the year ended December 31, 2010, primarily due to the change in management fee rates charged by the Trading Advisors and the change in structure regarding GRM, EAGL, CRABL-PV, KRM and TDRM as discussed above.

Management fees to the Managing Owner for the year ended December 31, 2011 were approximately $761,000, an increase of approximately $68,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset levels discussed above.

ClariTy Managed Account fees for the year ended December 31, 2011 were approximately $381,000, an increase of approximately $290,000 as compared to the year ended December 31, 2010, as the Registrant began paying a fee to ClariTy in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2011 Annual Report, attached hereto.

Service Fees for the year ended December 31, 2011 were approximately $2,583,000, an increase of approximately $126,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset levels discussed above.

Sales Commissions for the year ended December 31, 2011 were approximately $1,522,000, an increase of approximately $135,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the year ended December 31, 2011 were approximately $1,096,000.

Managing Owner interest earned on investment funds for the year ended December 31, 2011 were approximately $383,000, an increase of approximately $340,000 as compared to the year ended December 31, 2010, as the Managing Owner began earning interest on the return of the investment of non-margin assets in October 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2011 Annual Report, attached hereto.

Operating expenses were approximately $843,000 for the year ended December 31, 2011. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $321,000 for the year ended December 31, 2011.

Year Ended December 31, 2010

The Net Asset Value per Interest of Class I as of December 31, 2010 was $127.97, an increase of $3.28 from the December 31, 2009 Net Asset Value of $124.69.

The Net Asset Value per Interest of Class II as of December 31, 2010 was $136.55, an increase of $6.17 from the December 31, 2009 Net Asset Value of $130.38.

Registrant’s average net asset level for the year ended December 31, 2010 was approximately $137,238,000 an increase of approximately $13,518,000 as compared to the year ended December 31, 2009, primarily due to the effect of additional subscriptions and positive trading performance.

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

Dividend income for the year ended December 31, 2010 was approximately $558,000, an increase of approximately $558,000 as compared to the year ended December 31, 2009, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in 2010. For a further discussion of these investments, See Note 4 of Registrant’s 2010 Annual Report.

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

ClariTy Managed Account fees for the year ended December 31, 2010 were approximately $91,000, an increase of approximately $91,000 as compared to the year ended December 31, 2009, as the Registrant started paying a fee to ClariTy in 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report.

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

Managing Owner fees earned on investment funds for the year ended December 31, 2010 were approximately $43,000, an increase of approximately $43,000 as compared to the year ended December 31, 2009, as the Managing Owner started earning a fee on the return of the investment of non-margin assets in 2010. For a further discussion of this fee, See Note 4 of Registrant’s 2010 Annual Report.

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

Offering costs were approximately $431,000 for the year ended December 31, 2009, a decrease of approximately $95,000 as compared to the year ended December 31, 2008, primarily due to a onetime accounting adjustment in April 1, 2008 which more than offset the increase in average net asset levels discussed above. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Registrant, subject to certain limitations. For a further discussion of these payments, see Note 2 of Registrant’s 2010 Annual Report.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2011.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, These agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s

Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of Registrant’s 2011 Annual Report, attached hereto.

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

Registrant’s Trading Value at Risk in Difference Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2011 and 2010. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2011 and 2010, Registrant had total capitalizations of approximately $144 million and $150 million, respectively.

	December 31, 2011		December 31, 2010
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization
Interest rates	$2,298,633	1.59%	$522,734	0.35%
Currencies	4,519,030	3.12%	5,142,754	3.43%
Commodities	3,885,282	2.69%	4,036,258	2.69%
Stock indices	1,219,897	0.84%	3,341,705	2.23%

Total	$11,922,842	8.24%	$13,043,451	8.70%

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

Based on trading value at risk during the year ended December 31, 2011, Registrant experienced a decrease of 0.46% in its value at risk of 8.24% relative to capitalization levels, as compared with the value at risk of 8.70% at

December 31, 2010. The decrease occurred in all sectors expect for the currencies sector which increased and commodities sector which was unchanged. The value at risk in the stock indices declined the most, followed by decreases in the commodities sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposures

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2011, Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 24 of the Registrant’s 2011 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:

Total revenues (losses) (including interest)	$(909,039)	$(332,296)	$2,636,434	$(4,721,439)

Total revenues (losses) (including interest) less commissions	$(1,044,630)	$(448,590)	$2,534,153	$(4,767,599)

Net income (loss)	$(3,695,570)	$(3,042,539)	$469,418	$(6,646,458)

Net income (loss) per weighted average Interest – Class I	$(3.20)	$(2.61)	$0.31	$(5.42)

Net income (loss) per weighted average Interest – Class II	$(2.83)	$(0.81)	$0.95	$(5.24)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:

Total revenues (losses) (including interest)	$(205,247)	$2,504,150	$6,386,029	$7,591,543

Total revenues (losses) (including interest) less commissions	$(438,960)	$2,331,994	$6,212,027	$7,390,823

Net income (loss)	$(2,717,255)	$(148,901)	$3,387,785	$4,087,659

Net income (loss) per weighted average Interest -Class I	$(2.64)	$(0.21)	$2.92	$3.49

Net income (loss) per weighted average Interest-Class II	$(2.08)	$0.40	$3.60	$4.45

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2011. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2011, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2011.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2011 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2011 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies – Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Lisa Roitman has been the General Counsel & Head of Structuring since she joined the Managing Owner in 2011. She is responsible for the company’s legal and structuring matters.

Prior to joining the Managing Owner, Ms. Roitman was a Managing Director at LAMCO LLC, a subsidiary of Lehman Brothers Holdings Inc. where she was responsible for the liquidation of a pool of derivative positions and management of bondholder claims related to Lehman Brothers Holdings and its foreign affiliates. Prior to the bankruptcy of Lehman Brothers Holdings she was a Managing Director and the Head of Marketing and Structuring for the Structured Fund Products team in New York. Prior to joining Lehman Brothers in 2007, Ms. Roitman was Managing Director and Head of Structuring for the Equity and Hedge Fund Structured Products teams at HSBC Bank USA and was Associate General Counsel for UBS AG and GenRe Financial Products focusing on structured credit, fixed income and equity derivative products and securitizations. She started her career at Bankers Trust Company in 1994.

Ms. Roitman received a B.A. degree from Mount Holyoke College and a J.D. from the New England School of Law and a L.L.M. from Boston University School of Law Morin Center for Banking Law Studies.

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

Alison Schwab has been Senior Vice President and Director of Marketing & Investor Services since she joined the Managing Owner in 2011. She is responsible for marketing and client service.

Prior to joining the Managing Owner, Ms. Schwab was Senior Vice President of Marketing and Investor Relations at Financial Risk Management (FRM), an alternative investment firm, from 2008 until 2011. At FRM, she was responsible for marketing, relationship management and business development. From 2004 to 2008, she was Manager of Marketing and Investor Relations for Private Advisors, a private equity and hedge funds of funds firm. Prior to joining Private Advisors, Ms. Schwab was Assistant Vice President, Project Manager of the Private Client Group at Wachovia Securities. Ms. Schwab began her career as a Marketing Associate at Alpha Investment Management and Salomon Smith Barney.

Ms. Schwab received an MBA from the University of Richmond, Robins School of Business and a B.A. degree from The College of William & Mary.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

As of March 1, 2012, Kenmar Preferred owns 0 General Interests.

As of March 1, 2012, the following person owned more than five percent (5%) of the outstanding Limited Interest of Series J, Class I issued by Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	69,675.1320	6.55%

As of March 1, 2012, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Interest of Series J, Class II issued by Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s Managing Owner. Registrant will pay to the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Effective October 1, 2010, the Registrant pays a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, and administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2011, 2010 and 2009, Registrant reimbursed the Managing Owner $207,156, $198,600 and $161,378, respectively, for services provided by the Managing Owner’s personnel on behalf of the Registrant.

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

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $138,000 and $151,000 for 2011 and 2010, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper totaled approximately $9,000 and $0 for 2011 and 2010, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $20,000 and $20,000 for 2011 and 2010, respectively.

(d) All Other Fees

The other fees billed to Registrant by EisnerAmper for 2011 and 2010 totaled $0.

PART IV

Annual Report Page Number
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s

	2011 Annual Report which is filed as an exhibit hereto

	Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

	Financial Statements:

	Statements of Financial Condition – December 31, 2011 and 2010	2

	Condensed Schedules of Investments – December 31, 2011 and 2010	3 - 4

	Statements of Operations – For the years ended December 31, 2011, 2010 and 2009	5

	Statements of Changes in Unitholders’ Capital (Net Asset Value) – For the years ended December 31, 2011, 2010 and 2009	6

	Notes to Financial Statements	7 - 24

2.	Financial Statements Schedules

	All schedules have been omitted because they are not applicable or the required included in the financial statements or the notes thereto

3.	Exhibits

Exhibit Number	Description of Document

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

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20

Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21

Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference from Exhibit 10.21 to Registrant’s Form 10-Q for the period ended June 30, 2011)

10.22

Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.22 to Registrant’s Form 10-Q for the period ended June 30, 2011)

14.1	Kenmar Preferred Investments Corp. Executive Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[Remainder of page left blank intentionally.]

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2011

WORLD MONITOR TRUST III – SERIES J

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (the “Series”) as of December 31, 2011 and 2010, and the related statements of operations and changes in unitholders’ capital and the financial highlights for each of the years in the three-year period ended December 31, 2011. The financial statements and the financial highlights are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2011 and 2010, and the results of its operations and changes in its unitholders’ capital and the financial highlights for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP

New York, New York

March 28, 2012

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents (See Note 2)	$69,314,843	$47,172,056
Dividend receivable	50,972	0
Due from affiliated investment funds	7,020,672	0
Net unrealized gain on open futures contracts	0	3,214,311
Commodity options owned, at fair value (premiums paid $0 and $652,215 at December 31, 2011 and 2010, respectively)	0	454,809
Net unrealized gain on open forward contracts	0	1,842,652
Investment in affiliated investment funds, at fair value (cost $8,401,176 and $0 at December 31, 2011 and December 31, 2010, respectively)	8,207,427	0
Investments in securities, at fair value (cost $62,015,348 and $103,338,919 at December 31, 2011 and 2010, respectively)	62,015,348	101,683,079

Total assets	$146,609,262	$154,366,907

LIABILITIES
Accrued expenses payable	$148,364	$195,998
ClariTy Managed Account fees payable to affiliate	0	31,846
Trading advisors’ incentive fees payable	180,647	1,035,898
Trading advisors’ management fees payable	35,884	201,680
Offering costs payable	25,016	52,859
Commodity options written, at fair value (premiums received $0 and $21,840 at December 31, 2011 and 2010, respectively)	0	13,020
Service fees payable (See Note 5)	201,379	201,001
Redemptions payable	795,582	898,839
Subscriptions received in advance	679,000	2,046,733

Total liabilities	2,065,872	4,677,874

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 1,074,594.786 and 1,033,469.123 Units outstanding at December 31, 2011 and 2010, respectively	126,022,812	132,255,516
Managing Owner’s Units – none and none Units outstanding at December 31, 2011 and 2010, respectively	0	0
Class II Units:
Unitholders’ Units – 145,147.530 and 125,308.427 Units outstanding at December 31, 2011 and 2010, respectively	18,520,578	17,110,868
Managing Owner’s Units – none and 2,362.860 Units outstanding at December 31, 2011 and 2010, respectively	0	322,649

Total unitholders’ capital (Net Asset Value)	144,543,390	149,689,033

Total liabilities and unitholders’ capital	$146,609,262	$154,366,907

NET ASSET VALUE PER UNIT
Class I	$117.27	$127.97

Class II	$127.60	$136.55

See accompanying notes

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2011 and 2010

	2011		2010
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.00%	$0	1.15%	$1,716,193
Currencies	0.00%	0	0.35%	521,182
Energy	0.00%	0	0.25%	380,376
Interest rates	0.00%	0	0.08%	121,121
Metals	0.00%	0	4.42%	6,613,151
Stock indices	0.00%	0	0.11%	161,174

Net unrealized gain on futures contracts purchased	0.00%	0	6.36%	9,513,197

Futures contracts sold:
Commodities	0.00%	0	(0.21)%	(320,244)
Currencies	0.00%	0	0.00%	4,434
Energy	0.00%	0	(0.10)%	(145,739)
Interest rates	0.00%	0	(0.06)%	(92,295)
Metals	0.00%	0	(3.81)%	(5,698,325)
Stock indices	0.00%	0	(0.03)%	(46,717)

Net unrealized loss on futures contracts sold	0.00%	0	(4.21)%	(6,298,886)

Net unrealized gain on open futures contracts	0.00%	$0	2.15%	$3,214,311

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.45%	648,171	0.27%	409,220

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.45)%	(648,171)	0.96%	1,433,432

Net unrealized gain (loss) on open forward contracts	0.00%	$0	1.23%	$1,842,652

	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Purchased Options on Futures Contracts
Fair value of options purchased:
Commodities	0.00%	$0	0.21%	$317,319
Energy	0.00%	0	0.09%	137,490
Interest rates	0.00%	0	0.00%	0

Total commodity options owned, at fair value (premiums paid $0 and $652,215 at December 31, 2011 and 2010, respectively)	0.00%	$0	0.30%	$454,809

Written Options on Futures Contracts
Fair value of options written:
Commodities	0.00%	$0	0.00%	$0
Energy	0.00%	0	(0.01)%	(13,020)

Total commodity options written, at fair value (premiums received $0 and $21,840 at December 31, 2011 and 2010, respectively)	0.00%	$0	(0.01)%	$(13,020)

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)

December 31, 2011 and 2010

	2011		2010
Investment in Securities	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Publicly-traded mutual funds:
JPMorgan Short Duration Bond (shares 2,831,751.050 and 3,711,465.20)	21.45%	$31,007,674	27.20%	$40,714,773
T Rowe Price Short-Term Fund (shares 6,446,501.870 and 0)	21.45%	31,007,674	0.00%	0
Pimco Low Duration Fund (shares 0 and 3,907,428.57)	0.00%	0	27.12%	40,598,183
Wells Fargo Adv Short-Term Bond (shares 0 and 2,336,023.26)	0.00%	0	13.61%	20,370,123

Total investments in securities, at fair value (cost $62,015,348 and $103,338,919 at December 31, 2011 and 2010, respectively)	42.90%	$62,015,348	67.93%	$101,683,079

Investments in Affiliated Investment Funds	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Total investment in affiliated investment funds, at fair value (cost $8,401,176 and $0 at December 31, 2011 and December 31, 2010, respectively)	5.68%	$8,207,427	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUES
Realized	$5,798,598	$13,186,683	$13,754,032
Change in unrealized	(3,212,537)	2,455,483	1,833,884
Dividend income	1,479,831	557,782	0
Interest income	25,245	76,527	36,289

Net gain from trading investments	4,091,137	16,276,475	15,624,205

Net realized loss on investment in affiliated funds	(7,223,728)	0	0
Net change in unrealized depreciation on investment in affiliated investment funds	(193,749)	0	0

Net loss from investments in affiliated funds	(7,417,477)	0	0

Total gain (loss) on investments	(3,326,340)	16,276,475	15,624,205

EXPENSES
Brokerage commissions	400,326	780,591	705,884
Interest expense	97	0	3,783
Management fees payable to Managing Owner	761,143	693,254	626,481
ClariTy Managed Account fees to affiliate	380,571	90,875	0
Managing Owner interest earned on investment funds	382,673	42,500	0
Trading Advisors’ management fees	1,298,080	2,587,500	2,637,134
Trading Advisors’ incentive fees	1,095,674	2,629,655	2,477,883
Service fee – Class I Units (See Note 5)	2,583,290	2,456,823	2,376,335
Sales commission	1,522,284	1,386,508	1,252,962
Offering costs	321,419	239,437	430,727
Operating expenses	843,252	760,044	720,621

Total expenses	9,588,809	11,667,187	11,231,810

NET INCOME (LOSS)	$(12,915,149)	$4,609,288	$4,392,395

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income(loss) per weighted average Unitholder and Managing Owner Unit
Class I	$(10.97)	$3.83	$4.11

Class II	$(9.06)	$6.77	$6.34

Weighted average number of Units outstanding – Class I	1,063,082	973,800	883,415

Weighted average number of Units outstanding – Class II	138,668	130,238	119,456

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2011, 2010 and 2009

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2008	893,067.142	$107,680,197	9,467.578	$1,141,538	125,313.352	$15,462,954	1,437.417	$177,369	1,029,285.489	$124,462,058

Additions	160,931.493	19,717,335	0.000	0	14,869.308	1,924,884	0.000	0	175,800.801	21,642,219

Redemptions	(158,592.174)	(19,333,355)	0.000	0	(28,741.636)	(3,607,184)	0.000	0	(187,333.810)	(22,940,539)

Transfers	0.000	0	(9,467.578)	(1,190,639)	0.000	0	9,123.226	1,190,639	(344.352)	0

Net income		3,585,657		49,101		748,772		8,865		4,392,395

Unitholders’ capital at December 31, 2009	895,406.461	111,649,834	0.000	0	111,441.024	14,529,426	10,560.643	1,376,873	1,017,408.128	127,556,133

Additions	226,517.853	27,798,132	0.000	0	25,378.854	3,268,991	0.000	0	251,896.707	31,067,123

Redemptions	(88,455.191)	(10,919,735)	0.000	0	(11,511.451)	(1,523,776)	(8,197.783)	(1,100,000)	(108,164.425)	(13,543,511)

Net income		3,727,285		0		836,227		45,776		4,609,288

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	149,689,033

Additions	180,166.781	22,353,952	0.000	0	34,263.344	4,602,306	0.000	0	214,430.125	26,956,258

Redemptions	(139,041.118)	(16,928,153)	0.000	0	(14,424.241)	(1,941,986)	(2,362.860)	(316,613)	(155,828.219)	(19,186,752)

Net loss		(11,658,503)		0		(1,250,610)		(6,036)		(12,915,149)

Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	0.000	$0	145,147.530	$18,520,578	0.000	$0	1,219,742.316	$144,543,390

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

From January 1, 2008 through June 30, 2009, Series J allocated its assets to three managed accounts separately managed by the following trading advisors: Eagle Trading Systems Inc. (“Eagle”) pursuant to its Momentum Program, Ortus Capital Management Limited (“Ortus”) pursuant to its Major Currency Program, and Graham Capital Management, L.P. (“Graham”) pursuant to its K4D-15V Program. Effective July 1, 2009, Series J entered into trading agreements with an additional three trading advisors: GLC Ltd. (“GLC”) pursuant to both its Behavioral Trend and Directional Programs, Krom River Investment Management (Cayman) Limited (“Krom”) pursuant to its Commodity Diversified Program and Crabel Capital Management, LLC (“Crabel”) pursuant to its Two Plus Program. Kenmar Preferred may terminate any current managed account agreement with an Advisor or select new Trading Advisors, from time-to-time, in its sole discretion, in order to achieve the goals of the portfolio. Kenmar Preferred terminated the managed account agreements with GLC effective March 31, 2010.

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program) Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly (See Note 12).

The Managing Owner terminated the managed account agreements with Graham, Eagle, Crabel, Krom, and Tudor effective December 31, 2010, April 30, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 respectively. Effective December 31, 2011 the Managing Owner also terminated the managed account agreements with Ortus and Paskewitz.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective January 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a series of CTA Choice Fund LLC (the “Company”), a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Any loss carry forward from Series J’s Graham managed account was transferred over to Series J’s member interest in GRM. Effective December 31, 2011 Series J fully redeemed from GRM.

Effective May 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a series of the Company. Eagle Trading Systems Inc. is the Trading Advisor for EAGL and will manage the assets pursuant to the Eagle Momentum Program (See Note 12). Any loss carry forward from Series J’s Eagle managed account was transferred over to Series J’s member interest in EAGL.

Effective September 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice CRABL-PV (“CRABL-PV”), a series of the Company. Crabel Capital Management, LLC is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus Program. Any loss carry forward from Series J’s Crabel managed account was transferred over to Series J’s member interest in CRABL-PV.

Effective October 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice KRM (“KRM”), a series of the Company. Krom River Investment Management (Cayman) Limited and Krom River Trading AG are the Trading Advisors of KRM and will manage the assets pursuant to its Commodity Diversified Program. Any loss carry forward from Series J’s Krom managed account was transferred over to Series J’s member interest in KRM.

Effective November 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice TDRM (“TDRM”), a series of the Company. Tudor Investment Corporation is the Trading Advisor of TDRM and will manage the assets pursuant to its Tudor Quantitative Commodities Strategy. Any loss carry forward from Series J’s Tudor managed account was transferred over to Series J’s member interest in TDRM. Effective December 31, 2011 Series J fully redeemed from TDRM.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Owner, serves as the managing member for the Company. The Company consists of multiple series, each established pursuant to a separate Certificate of Designation prepared by the Company’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

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

GRM, EAGL, CRABL-PV, KRM and TDRM, segregated series of the Company, were formed to engage in the speculative trading of exchange-traded futures contracts, forwards and option contracts. The managing member of the Company charges GRM, EAGL, CRABL-PV, KRM and TDRM a monthly managed account fee of 25 basis points of the beginning of month allocated assets for providing certain administrative services.

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

F.	Investments in affiliated investment funds

The investments in affiliated investment funds are reported in Series J’s statements of financial condition. Fair value ordinarily is the value determined for the affiliated investment funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the fund. Generally, the fair value of Series J’s investments in the funds represents the amount that Series J could reasonably expect to receive from the funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

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

Investments in securities consist of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period provided by a third party pricing service. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Dividends are recorded on the ex-dividend date.

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

Series J considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Series J’s investments in the affiliated investment funds are classified as Level 2 using the fair value hierarchy. The Level 2 investments in affiliated investment funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investment is at fair value. There are no Level 3 investments on December 31, 2011 or December 31, 2010.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investment in affiliated investment funds, at fair value	$0	$8,207,427	$0	$8,207,427
Investment in securities, at fair value	$62,015,348	$0	$0	$62,015,348

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$3,214,311	$0	$0	$3,214,311
Net unrealized gain on open forward contracts	$0	$1,842,652	$0	$1,842,652
Commodity options owned, at fair value	$0	$454,809	$0	$454,809
Investment in securities, at fair value	$101,683,079	$0	$0	$101,683,079

Liabilities:
Commodity options written, at fair value	$0	$(13,020)	$0	$(13,020)

B.	Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance which amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. During the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2. The adoption of the relevant portions of the new guidance did not have a material impact on Series J’s financial statements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on Series J’s financial statements and disclosures, if any, is currently being assessed.

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. As of December 31, 2011 and 2010, margin requirements totaled $0 and $1,934,375, respectively. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates. As of December 31, 2011 and 2010, $0 and $(263,234) are held in various foreign currencies, which are subject to fluctuations based on changes in the foreign exchange rates as compared to the Company’s functional currency.

Series J has cash and investments in securities on deposit with financial institutions and in broker trading accounts which may exceed the insured balance limits. In the event of a financial institution’s insolvency, recovery of cash and investments in securities on deposit may be limited to account insurance or other protection afforded such deposits.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2011, the Managing Owner has paid $2,380,672 in ongoing offering costs, of which $2,323,510 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2011, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,744,053 and $1,724,447, respectively. Of the $1,724,447, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2011 and 2010, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	2011	2010	2009
Management fees to Managing Owner	$761,143	$693,254	$626,481
ClariTy Managed Account fees to affiliate	380,571	90,875	0
Managing Owner interest on investment funds payable	382,673	42,500	0
Operating expenses	207,156	198,600	161,378

Total	$1,731,543	$1,025,229	$787,859

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable on the statements of financial condition) as of December 31, 2011 and 2010 were $68,447 and $63,346, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

Effective October 31, 2011, the Managing Owner and or its affiliates redeemed 100% of their interest in Series J. Prior to October 31, 2011 the Managing Owner and or its affiliates had purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See note 5).

Effective October 1, 2010, Series J is paying a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of non-margin assets, either directly or indirectly through certain investment funds which invest primarily in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or other instruments permitted by applicable rule and regulations. At the end of each month, the Managing Owner will be paid 1/12 of 50% of the first 1% of the returns earned on its investment of non-margin assets. Series J will be credited with all additional returns earned on Series J’s investment of non-margin assets.

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

Starting July 1, 2009, Service Fee – Class I Units (as described below) disclosed on the statements of operations represents the monthly 1/12 of 2% service fee calculated on all Class I Units, the initial upfront sales commission of 2% and a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

For the years ended December 31, 2011 and 2010 and the period July 1, 2009 to December 31, 2009, the “Service Fee – Class I Units” is composed of the following:

	Year ended	Year ended	Period July 1, 2009
	December 31,	December 31,	to December 31,
	2011	2010	2009
Monthly 1/12 of 2% service fee calculated on all Class I Units	$2,668,303	$2,411,963	$1,121,089
Initial upfront 2% sales commission	423,864	556,889	258,838
Series J’s recapture of 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(508,877)	(512,029)	(80,735)

Total	$2,583,290	$2,456,823	$1,299,192

Series J will also pay the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

Effective October 1, 2010, Series J has agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month net asset value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month net asset value. These fees are being deducted from the management fee paid to the Managing Owner.

Note 6.	ADMINISTRATOR

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability company, was the administrator of Series J and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Series J dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	ADMINISTRATOR (CONTINUED)

Effective May 31, 2011, Series J replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with Series J was terminated effective close of business on May 31, 2011.

The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a). “Administrator” refers to Spectrum, AlphaMetrix 360, LLC, or GlobeOp depending on the applicable period discussed.

For the years ended December 31, 2011, 2010 and 2009, Series J paid administration fees of $214,679, $235,706, and $216,638 respectively, of which $0 and $0 remain payable by Series J at December 31, 2011 and December 31, 2010.

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Effective January 1, 2011, May 1, 2011, September 1, 2011, October 1, 2011 and November 1, 2011 Series J invested a portion of its assets in affiliated investment funds. Series J’s investments in the affiliated investment funds represents approximately 5.68% of the net asset value of Series J at December 31, 2011. The investments in the affiliated investment funds are reported in Series J’s statements of financial condition at its fair value. The investments are subject to the terms of the organizational and offering documents of the affiliated investment funds (See Note 12).

The following table summarizes the change in fair value of Series J’s Level 2 investments in affiliated investment funds as of December 31, 2011.

	Net Asset Value December 31, 2010	Investment	(Loss)	Redemptions	Net Asset Value December 31, 2011
Investments in affiliated Investment funds	$0	$47,456,476	$(7,417,477)	$(31,831,572)	$8,207,427

Series J may make additional contributions or redemptions from the affiliated investment funds on a standard allocation date. The affiliated investment funds engage in trading of commodity futures, forwards and option contracts.

Series J records its proportionate share of income or loss in the statements of operations. Through its investments in the affiliated investment funds, Series J pays its pro-rata share of GRM, EAGL, CRABL-PV, KRM and TDRM’s monthly management fees at the annual rate of 2.0%, 1.5%, 1.0%, 1.50%, and 2.00% respectively, as defined in their respective advisory agreement. Additionally, Series J pays GRM, EAGL, CRABL-PV, KRM and TDRM a quarterly incentive fee of 20%, 25%, 25%, 25% and 20%, respectively, for achieving “New High Net Trading Profits” as defined in their respective advisory agreement.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

However, Series J has no capital commitment to the affiliated investment funds except as disclosed below.

	Total Capital Commitment December 31, 2011	Net Asset Value December 31, 2011	Remaining Capital Commitment December 31, 2011
CTA Choice EAGL	$21,432,126	$3,056,357	$18,375,769

CTA Choice CRABL-PV	$19,958,203	$4,410,326	$15,547,877

CTA Choice KRM	$20,250,921	$740,744	$19,510,177

Total	$61,641,250	$8,207,427	$53,433,823

Series J’s investments in the affiliated investment funds are subject to the market and credit risks of securities held or sold short by their respective affiliated investment fund. The Investment Manager has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The shareholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

	Prior to October 1, 2010
Trading Advisor	Management Fee(1) %	Incentive Fee(2), (4) %
Ortus**	2.00	20.00
Eagle*	2.00	20.00
Graham*	2.50	20.00
GLC*	2.00	20.00
Krom*	2.00	20.00
Paskewitz**	2.00	20.00
Crabel*	1.00	25.00
Tudor*	2.00	20.00

*

The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle, Crabel, Krom and Tudor effective March 31, 2010, December 31, 2010, March 31, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 respectively.

**	The Managing Owner terminated the managed account agreements with Ortus and Paskewitz effective December 31, 2011.

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
(4)

For the years ended December 31, 2011, 2010 and 2009, incentive fees earned by the Trading Advisors were $1,095,674, $2,629,655 and $2,477,883 respectively, of which $180,647 and $1,035,898 remains payable by Series J at December 31, 2011 and 2010.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2011 and 2010, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at December 31, 2011 and 2010. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	December 31, 2011
Description	Assets	Liabilities	Net
Futures Contracts	$0	$0	$0
Forward Contracts	648,171	(648,171)	0
Option Contracts	0	0	0

Total gross fair value of derivatives	$648,171	$(648,017)	$0

	December 31, 2010
Description	Assets	Liabilities	Net
Futures Contracts	$9,756,436	$(6,542,125)	$3,214,311
Forward Contracts	3,480,323	(1,637,671)	1,842,652
Option Contracts	454,809	(13,020)	441,789

Total gross fair value of derivatives	$13,691,568	$(8,192,816)	$5,498,752

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Trading Revenue for years ending December 31,
Type of Instrument	2011	2010	2009
Commodities Contracts	$(755,304)	$3,746,354	812,906
Currencies Contracts	449,279	3,226,724	2,211,059
Energy Contracts	(419,325)	(3,442,787)	103,117
Interest Rate Contracts	1,362,798	4,890,455	(3,337,376)
Metals Contracts	854,268	2,863,499	6,519,462
Stock Indices Contracts	(145,102)	540,255	7,537,070
Purchased Options on Futures Contracts	(237,784)	(2,324,584)	(3,778,627)
Written Options on Futures Contracts	22,924	301,245	45,626
Forward Currency Contracts	893,359	6,715,707	5,474,679

Total	$2,025,113	$16,516,868	$15,587,916

Line item in the Statements of Operations,

Realized	$6,893,490	$12,405,545	$13,754,032
Change in unrealized	(4,868,377)	4,111,323	1,833,884

Total	$2,025,113	$16,516,868	$15,587,916

For the years ended December 31, 2011 and 2010, the total number of closed futures contracts was approximately 89,362 and 161,610 respectively, the total number of closed options contracts was approximately 4,924 and 6,841, respectively, and the average monthly notional value of forwards contracts closed was approximately $1,339,891,596 and $1,817,698,867, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of future and options contracts closed and settled in cash during years ended December 31, 2011 and 2010.

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

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments Series J holds and the liquidity and inherent volatility of the markets in which Series J trades

Credit Risk

When entering into futures or forward contracts, Series J is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on U.S. and most foreign futures exchanges is the clearinghouse associated with the particular exchange.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

Series J has entered into a master netting agreement with UBS Securities LLC, the clearing broker for Ortus. Series J has also entered into a master netting agreement with Newedge USA LLC, the clearing broker for Tudor. As a result of the master netting agreements, when applicable, Series J presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series J’s contracts is the net unrealized gain (loss) included in the statements of financial condition; however, counterparty non-performance on only certain of Series J’s contracts may result in greater loss than non-performance on all of Series J’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series J.

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

At December 31, 2011 and 2010, such segregated assets totaled $0 and $24,432,605, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $0 and $3,399,129 at December 31, 2011 and 2010, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2011, Series J had no open futures or forward contracts as Series J is transitioning from investments in direct managed accounts to accessing the trading advisor through the Company’s managed account platform.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2011, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2011	2010	2009	2011	2010	2009
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net asset value per Unit at beginning of period	$127.97	$124.69	$120.57	$136.55	$130.38	$123.39

Income (loss) from operations:
Net realized and change in unrealized gain (loss)(1)	(3.73)	13.52	15.56	(4.03)	14.36	16.03
Interest income(1)	0.02	0.07	0.04	0.02	0.07	0.03
Dividend income(1)	1.22	0.50	0.00	1.30	0.53	0.00
Expenses(1)	(8.21)	(10.81)	(11.48)	(6.24)	(8.79)	(9.07)

Total income (loss) from operations	(10.70)	3.28	4.12	(8.95)	6.17	6.99

Net asset value per Unit at end of period	$117.27	$127.97	$124.69	$127.60	$136.55	$130.38

Total Return
Total return before incentive fees	(7.65)%	4.56%	5.46%	(5.84)%	6.69%	7.70%
Incentive fee	(0.71)%	(1.93)%	(2.04)%	(0.71)%	(1.96)%	(2.04)%

Total return after incentive fees	(8.36)%	2.63%	3.42%	(6.55)%	4.73%	5.66%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2)	(4.91)%	(6.33)%	(7.31)%	(2.96)%	(4.31)%	(5.13)%
Incentive fee(2)	(0.73)%	(1.95)%	(2.01)%	(0.73)%	(1.96)%	(1.98)%

Net investment loss after incentive fees	(5.64)%	(8.28)%	(9.32)%	(3.69)%	(6.27)%	(7.11)%

Interest income	0.02%	0.06%	0.03%	0.02%	0.06%	0.02%

Dividend income	0.99%	0.41%	0.00%	0.98%	0.41%	0.00%

Incentive fees	0.73%	1.95%	2.01%	0.73%	1.96%	1.98%
Other expenses	5.92%	6.80%	7.34%	3.96%	4.78%	5.15%

Total expenses	6.65%	8.75%	9.35%	4.69%	6.74%	7.13%

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

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees).

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12.	SUBSEQUENT EVENTS

From January 1, 2012 through March 28, 2012, there were subscriptions and redemptions, inclusive of transfers, of $1,154,200 and $4,583,527, respectively.

Effective January 1, 2012, the allocation to EAGL will be split between a 50% allocation to EAGL and a 50% allocation to CTA Choice EGLG (“EGLG”). Eagle Trading Systems Inc. is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program. Series J will pay EGLG a management fee equal to 1/24 of 2.00% (2.00% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in EGLG’s advisory agreement.

Effective January 1, 2012, Series J plans to allocate approximately one-eighth of its net assets to CTA Choice ORT (“ORT”), a series of the Company. Series J will pay ORT a management fee equal to 1/24 of 1.00% (1.00% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in ORT’s advisory agreement. Any loss carry forward from Series J’s Ortus managed account will be transferred over to Series J’s member interest in ORT effective January 1, 2012.

Effective January 1, 2012, Series J plans to allocate approximately one-eighth of its net assets to CTA Choice SAXN (“SAXN”), a series of the Company. Saxon Investment Corporation is the Trading Advisor for CTA Choice SAXN and will manage the assets pursuant to its Saxon Aggressive Diversified Program Series J will pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in SAXN’s advisory agreement.

Effective January 1, 2012, Series J plans to allocate approximately one-eighth of its net assets to CTA Choice BLKW (“BLKW”), a series of the Company. Blackwater Capital Management, LLC is the Trading Advisor for CTA Choice BLKW and will manage the assets pursuant to its Blackwater Global Program. Series J will pay BLKW a management fee equal to 1/24 of 1.00% (1.00% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 25% for achieving “New High Net Trading Profits” as defined in BLKW’s advisory agreement.

Effective January 1, 2012, Series J plans to allocate approximately one-eighth of its net assets to CTA Choice BEAM (“BEAM”), a series of the Company. BEAM Bayesian Efficient Asset Management, LLC is the Trading Advisor for CTA Choice BEAM and will manage the assets pursuant to its BEAM Multi-Strategy Program. Series J will pay BEAM a management fee equal to 1/24 of 1.00% (1.00% per annum) of Series J’s allocated assets as of each standard allocation date, as adjusted on a time weighted basis for any increase or decrease to Series J’s allocated assets on any non-standard allocation date. Series J will also pay a quarterly incentive fee of 20% for achieving “New High Net Trading Profits” as defined in BEAM’s advisory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2012.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By:	/s/ David K. Spohr	Date: March 28, 2012
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 28, 2012

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 28, 2012
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 28, 2012
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)