Form 10-Q
period 2012-03-31
World Monitor Trust III - Series J
filed 2012-05-15
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2012 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (see Note 2)	$24,399,978	$69,314,843
Dividend receivable	0	50,972
Due from affiliated investment funds	0	7,020,672
Investment in affiliated investment funds, at fair value (cost $25,272,954 and $8,401,176 at March 31, 2012 and December 31, 2011, respectively)	20,144,297	8,207,427
Investment in securities, at fair value (cost $92,013,874 and $62,015,348 at March 31, 2012 and December 31, 2011, respectively)	92,166,417	62,015,348

Total assets	$136,710,692	$146,609,262

LIABILITIES
Accrued expenses payable	$178,977	$148,364
Trading advisors’ incentive fees payable	0	180,647
Trading advisors’ management fees payable	0	35,884
Offering costs payable	61,381	25,016
Service fees payable (see Note 5)	196,008	201,379
Redemptions payable	4,877,624	795,582
Subscriptions received in advance	205,000	679,000

Total liabilities	5,518,990	2,065,872

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 1,028,828.818 and 1,074,594.786 Units outstanding at March 31, 2012 and December 31, 2011, respectively	115,656,361	126,022,812
Managing Owner’s Units - none and none Units outstanding at March 31, 2012 and December 31, 2011, respectively	0	0
Class II Units:
Unitholders’ Units - 126,455.515 and 145,147.530 Units outstanding at March 31, 2012 and December 31, 2011, respectively	15,535,341	18,520,578
Managing Owner’s Units - none and none Units outstanding at March 31, 2012 and December 31, 2011, respectively	0	0

Total unitholders’ capital (Net Asset Value)	131,191,702	144,543,390

Total liabilities and unitholders’ capital	$136,710,692	$146,609,262

NET ASSET VALUE PER UNIT
Class I	$112.42	$117.27

Class II	$122.85	$127.60

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012		December 31, 2011
Forward Currency Contracts	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.45%	$648,171

Forward currency contracts sold:
Net unrealized gain (loss) on forward currency contracts sold	0.00%	0	(0.45)%	(648,171)

Net unrealized gain (loss) on open forward currency contracts	0.00%	$0	0.00%	$0

	March 31, 2012		December 31, 2011
Investment in Securities	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Publicly-traded mutual funds
JPMorgan Short Duration Bond (shares 2,800,241.504 and 2,831,751.050 at March 31, 2012 and December 31, 2011, respectively)	23.42%	$30,718,649	21.45%	$31,007,674
Fidelity Instl Shrt-Interm Govt (shares 3,040,170.603 and none at March 31, 2012 and December 31, 2011, respectively)	23.36%	30,644,920	0.00%	0
T Rowe Price Short-Term Fund (shares 6,364,224.860 and 6,446,501.870 at March 31, 2012 and December 31, 2011, respectively)	23.48%	30,802,848	21.45%	31,007,674

Total investments in securities, at fair value (cost $92,013,874 and $62,015,348 at March 31, 2012 and December 31, 2011, respectively)	70.26%	$92,166,417	42.90%	$62,015,348

Investments in Affiliated Investment Funds
Total investment in affiliated investment funds, at fair value (cost $25,272,954 and $8,401,176 at March 31, 2012 and December 31, 2011, respectively)	15.35%	$20,144,297	5.68%	$8,207,427

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31,
	2012	2011
REVENUE
Realized	$7,722	$1,775,042
Change in unrealized	152,543	(2,814,391)
Dividend income	312,752	599,682
Interest income	6,955	4,335

Net gain (loss) from trading investments	479,972	(435,332)

Net realized loss on investments in affiliated investment funds	(679)	0
Net change in unrealized depreciation on investment in affiliated investment funds	(4,934,908)	(473,707)

Net loss from investments in affiliated investment funds	(4,935,587)	(473,707)

Total loss on investments	(4,455,615)	(909,039)

EXPENSES
Interest expenses	1,440	0
Brokerage commissions	0	135,591
Management fees to Managing Owner	177,291	190,562
ClariTy Managed Account fees	0	95,281
Managing owner interest earned on investment funds	64,974	190,562
Trading advisors’ management fees	0	432,672
Trading advisors’ incentive fees	0	405,621
Services fees - Class I Units (see Note 5)	546,350	669,980
Sales commission	358,749	381,123
Offering costs	70,427	93,742
Operating expenses	136,294	191,397

Total expenses	1,355,525	2,786,531

NET LOSS	$(5,811,140)	$(3,695,570)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average unitholder and Managing Owner Unit
Class I	$(4.88)	$(3.20)

Class II	$(4.65)	$(2.83)

Weighted average number of units outstanding - Class I	1,058,993	1,036,817

Weighted average number of units outstanding - Class II	137,311	134,001

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2012

Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	0.000	$0	145,147.530	$18,520,578	0.000	$0	1,219,742.316	$144,543,390

Additions	14,507.903	1,699,200	0.000	0	1,049.339	134,000	0.000	0	15,557.242	1,833,200

Redemptions	(60,273.871)	(6,893,613)	0.000	0	(19,741.354)	(2,480,135)	0.000	0	(80,015.225)	(9,373,748)

Net loss for the three months ended March 31, 2012		(5,172,038)		0		(639,102)		0	0.000	(5,811,140)

Unitholders’ capital at March 31, 2012	1,028,828.818	$115,656,361	0.000	$0	126,455.515	$15,535,341	0.000	$0	1,155,284.333	$131,191,702

Three months ended March 31, 2011

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033

Additions	27,578.964	3,532,585	0.000	0	13,692.531	1,866,585	0.000	0	41,271.495	5,399,170

Redemptions	(27,612.447)	(3,509,862)	0.000	0	(3,227.365)	(433,660)	0.000	0	(30,839.812)	(3,943,522)

Net loss for the three months ended March 31, 2011		(3,315,969)		0		(373,174)		(6,427)		(3,695,570)

Unitholders’ capital at March 31, 2011	1,033,435.640	$128,962,270	0.000	$0	135,773.593	$18,170,619	2,362.860	$316,222	1,171,572.093	$147,449,111

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. As of December 31, 2007, Series G, H and I were no longer offered and had been dissolved. Series J will continue to exist unless terminated pursuant to the provisions of Article XIII of the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Series J is December 31.

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

Beginning April 1, 2010, Series J entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy, and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program). Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Series J allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

The Managing Owner terminated the Managed Account agreements with GLC, Graham, Eagle, Crabel, Tudor and Paskewitz, Ortus and Krom effective March 31, 2010, December 31, 2010, April 30, 2011, August 31, 2011, October 31, 2011, December 31, 2011, December 31, 2011 and December 31, 2011, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective January 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a segregated series of CTA Choice Fund LLC (the “Company”), a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Any loss carry forward from Series J’s Graham Managed Account was transferred over to Series J’s member interest in GRM.

Effective May 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a segregated series of the Company. Eagle is the Trading Advisor for EAGL and will manage the assets pursuant to the Eagle Momentum Program. Any loss carry forward from Series J’s Eagle Managed Account was transferred over to Series J’s member interest in EAGL.

Effective September 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice CRABL-PV (“CRABL-PV”), a segregated series of the Company. Crabel is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus Program. Any loss carry forward from Series J’s Crabel Managed Account was transferred over to Series J’s member interest in CRABL-PV.

Effective October 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice KRM (“KRM”), a segregated series of the Company. Krom is the Trading Advisor of KRM and will manage the assets pursuant to its Commodity Diversified Program. Any loss carry forward from Series J’s Krom Managed Account was transferred over to Series J’s member interest in KRM.

Effective November 1, 2011, Series J allocated approximately one-seventh of its net assets to CTA Choice TDRM (“TDRM”), a segregated series of the Company. Tudor is the Trading Advisor of TDRM and will manage the assets pursuant to its Tudor Quantitative Commodities Strategy. Any loss carry forward from Series J’s Tudor Managed Account was transferred over to Series J’s member interest in TDRM.

Effective December 31, 2011, Series J fully redeemed from GRM and TDRM.

Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation to CTA Choice EGLG (“EGLG”), a segregated series of the Company. Eagle is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program.

Effective January 1, 2012, Series J allocated approximately one-seventh of its net assets to CTA Choice ORT (“ORT”), a segregated series of the Company. Ortus is the Trading Advisor for ORT and will manage the assets pursuant to its Major Currency Program. Any loss carry forward from Series J’s Ortus Managed Account was transferred over to Series J’s member interest in ORT.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective January 1, 2012, Series J allocated approximately one-seventh of its net assets to CTA Choice SAXN (“SAXN”), a segregated series of the Company. Saxon Investment Corporation is the Trading Advisor for SAXN and will manage the assets pursuant to its Saxon Aggressive Diversified Program.

Effective January 1, 2012, Series J allocated approximately one-seventh of its net assets to CTA Choice BLKW (“BLKW”), a segregated series of the Company. Blackwater Capital Management, LLC is the Trading Advisor for BLKW and will manage the assets pursuant to its Blackwater Global Program.

Effective January 1, 2012, Series J allocated approximately one-seventh of its net assets to CTA Choice BEAM (“BEAM”), a segregated series of the Company. BEAM Bayesian Efficient Asset Management, LLC is the Trading Advisor for BEAM and will manage the assets pursuant to its BEAM Multi-Strategy Program. BEAM, together with GRM, EAGL, CRABL-PV, KRM, TDRM, EGLG, ORT, SAXN and BLKW are each referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds.”

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”) serves as the managing member for the Company. The Company consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the Company’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series. ClariTy charges Series J, within each of the Affiliated Investment Funds, a monthly managed account fee of 25 basis points of Series J’s beginning of month allocated assets for providing certain administrative services.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of the Company. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of the Company as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

The segregated series of the Company were formed to engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions.

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

In addition, in the event that the Net Asset Value of the allocated assets, after adjustments for distributions, contributions and redemptions, for the Affiliated Investment Funds declines by 40% or more since the commencement of trading activities or the first day of a fiscal year, that Affiliated Investment Fund will automatically terminate. The Managing Owner may terminate any current Trading Advisor or select new advisors or new trading programs of the Trading Advisors from time to time in its sole discretion.

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

F.	Investments in Affiliated Investment Funds

The investments in the Affiliated Investment Funds are reported in Series J’s condensed statement of financial condition. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investments in the funds represents the Net Asset Value which is the amount that Series J could reasonably expect to receive from the funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2012, the condensed statements of operations for the three months ended March 31, 2012 (“First Quarter 2012”) and for the three months ended March 31, 2011 (“First Quarter 2011”) and the condensed statements of changes in trust capital for the First Quarter 2012 and First Quarter 2011 are unaudited.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2012 and the results of its operations for the First Quarter 2012 and First Quarter 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

Investments in securities consist of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period provided by a third party pricing service. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statement of operations. Dividends are recorded on the ex-dividend date.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statement of changes in unitholders’ capital (net asset value) is provided.

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

Series J considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Series J’s investments in the Affiliated Investment Funds are classified as Level 2 using the fair value hierarchy. The Level 2 investments in Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value. There are no Level 3 investments on March 31, 2012 or December 31, 2011.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$20,144,297	$0	$20,144,297
Investment in securities, at fair value	$92,166,417	$0	$0	$92,166,417

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$8,207,427	$0	$8,207,427
Investment in securities, at fair value	$62,015,348	$0	$0	$62,015,348

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012, did not have a material impact on Series J’s condensed financial statements.

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically ranged from 0% to 35% of the notional amounts of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years (after December 31, 2007) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2012, the Managing Owner has paid $2,451,099 in ongoing offering costs, of which $2,393,937 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2012, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,814,480 and $1,794,874, respectively. Of the $1,794,874, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2012 and First Quarter 2011, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

G.	Interest Income and Dividend Income

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	Three months ended March 31,
	2012	2011
Management fees to Managing Member	$177,291	$190,562
ClariTy Managed Account fees to affiliate	0	95,281
Managing Owner interest on investment funds payable	64,974	190,562
Operating expenses	70,043	41,664

	$312,308	$518,069

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of March 31, 2012 and December 31, 2011 were $61,203 and $68,447, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

Effective October 31, 2011, the Managing Owner and/or its affiliates redeemed 100% of their interest in Series J. Prior to October 31, 2011 the Managing Owner and/or its affiliates had purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See Note 5).

From October 1, 2010 to December 31, 2011, Series J paid a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, Series J will pay this fee indirectly through its investments in the Affiliated Investment Funds.

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investment of non-margin assets. The calculation is based on the average annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment of non-margin assets. If at the end of any calendar year a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the non-margin asset’s income. For the First Quarter 2012, the Managing Owner’s portion of income earned on the non-margin assets amounted to $64,974.

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

For the First Quarter 2012 and First Quarter 2011, the Service Fee – Class I Units is composed of the following:

	First Quarter 2012	First Quarter 2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$627,421	$668,333
Initial up-front 2% sales commissions	23,504	130,979
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(104,575)	(129,332)

Total	$546,350	$669,980

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

Spectrum Global Fund Administration, L.L.C. (“Spectrum” or the “Administrator”), a Delaware limited liability, was the administrator of Series J and provided certain administration and accounting services pursuant to the terms of a Services Agreement with Series J dated as of May 23, 2007. On December 10, 2010, AlphaMetrix360, LLC purchased the assets of Spectrum.

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

For the First Quarter 2012 and the First Quarter 2011, Series J paid administration fees of $0 and $74,932, respectively, of which $0 remains payable by Series J at March 31, 2012. Effective January 1, 2012, Series J pays administration fees directly through the Affiliated Investment Funds and is reflected through their respective Net Asset Value.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J’s investments in the Affiliated Investment Funds represents approximately 15.35% of the net asset value of Series J at March 31, 2012. The investments in the Affiliated Investment Funds are reported in Series J’s condensed statements of financial condition at its fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following table summarizes the change in fair value of Series J’s Level 2 investments in Affiliated Investment Funds for the First Quarter 2012 and 2011.

	Net Asset Value December 31, 2011	Purchases	Gain/ (Loss)	Redemptions	Net Asset Value March 31, 2012
Investment in Affiliated Investment Funds	$8,207,427	$50,277,953	$(4,935,587)	$(33,405,496)	$20,144,297

	Net Asset Value December 31, 2010	Purchases	Gain/ (Loss)	Redemptions	Net Asset Value March 31, 2011
Investment in Affiliated Investment Funds	$0	$12,694,222	$(473,707)	$(7,436,644)	$4,783,871

The Affiliated Investment Funds are redeemable semi-monthly to monthly and require a redemption notice of 1-5 days.

Through its investments in the Affiliated Investment Funds, Series J pays its pro-rata share of the following trading advisor management fees and incentive fees for achieving “New High Net Trading Profits,” as defined in their respective advisory agreements.

Affiliated Investment Funds	Management Fee %	Incentive Fee %
BEAM	1.00	20.00
BLKW	1.00	25.00
CRABL-PV	1.00	25.00
EAGL	1.50	25.00
EGLG	2.00	25.00
GRM *	2.00	20.00
KRM	1.50	25.00
ORT	1.00	25.00
SAXN	0.00	25.00
TDRM *	2.00	20.00

  *  Series J fully redeemed from GRM and TDRM as of December 31, 2011.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J’s investment in the Affiliated Investment Funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J has no capital commitment to the Affiliated Investment Funds except as disclosed below.

	Total Capital Commitment March 31, 2012	Net Asset Value March 31, 2012	Remaining Capital Commitment March 31, 2012
BEAM	$18,934,177	$4,863,943	$14,070,234
BLKW	19,043,616	3,581,062	15,462,554
CRABL-PV	19,473,471	4,228,710	15,244,761
EAGL	9,886,084	1,368,846	8,517,238
EGLG	10,898,490	1,124,299	9,774,191
KRM	20,088,294	1,390,412	18,697,882
ORT	18,617,057	3,345,740	15,271,317
SAXN	20,261,813	241,285	20,020,528

Total	$137,203,002	$20,144,297	$117,058,705

Series J’s investments in the Affiliated Investment Funds are subject to the market and credit risks of securities held or sold short by this fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Through December 31, 2011, Series J paid each Trading Advisor a monthly management fee and a quarterly incentive fee (calculated monthly) pursuant to the applicable managed account advisory agreement.

Trading Advisor	Management Fee % (1)	Incentive Fee % (2)
Ortus	1.00	25.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	1.50	25.00
Paskewitz	1.00	25.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of March 31, 2012 and December 31, 2011, are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments. No derivatives were held as of March 31, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at March 31, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	March 31, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Forward Currency Contracts	$0	$0	$0	$648,171	$(648,171)	$0

Total gross fair value of derivatives	$0	$0	$0	$648,171	$(648,171)	$0

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the First Quarter 2012 and 2011 is as follows:

	Trading Revenue for the
	First Quarter 2012	First Quarter 2011
Type of instrument
Commodities contracts	$0	$821,144
Currencies contracts	0	(678,680)
Energy contracts	0	1,598,814
Interest rate contracts	0	(796,328)
Metals contracts	0	(902,618)
Stock indices contracts	0	(1,531,063)
Purchases options on futures contracts	0	62,840
Written options on futures contracts	0	12,731
Forward currency contracts	0	176,346

Total	$0	$(1,236,814)

Line item in the condensed statement of operations
Realized	$0	$1,775,042
Unrealized	0	(3,011,856)

Total	$0	$(1,236,814)

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the First Quarter 2012 and 2011, the total number of closed futures contracts was 0 and 29,299 respectively, the total number of closed options on futures contracts was 0 and 2,477, respectively, and the average monthly notional value of forward currency contracts closed was $0 and $1,571,097,765, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options on futures contracts closed and settled in cash during the First Quarter 2012 and 2011.

Series J’s investments in Affiliated Investment Funds are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it directly invests through its Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk).

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

At March 31, 2012 and December 31, 2011, such segregated assets totaled $0 and $0, respectively, which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $0 and $0 at March 31, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2012, Series J had no open futures or forward currency contracts as Series J has transitioned from investments in direct managed accounts to accessing the Trading Advisors through the Company’s managed account platform.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the First Quarter 2012 and 2011. This information has been derived from information presented in the financial statements.

	Class I		Class II
	First Quarter		First Quarter
	2012	2011	2012	2011
Per Unit Performance

(for a unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$117.27	$127.97	$127.60	$136.55

Gain (loss) from operations:
Net realized and change in unrealized loss (1)	(3.94)	(1.25)	(4.31)	(1.32)
Interest income (1)	0.01	0.00	0.01	0.00
Dividend income (1)	0.26	0.51	0.29	0.55
Expenses (3)	(1.18)	(2.44)	(0.74)	(1.95)

Total loss from operations	(4.85)	(3.18)	(4.75)	(2.72)

Net assets value per Unit at end of period	$112.42	$124.79	$122.85	$133.83

Total Return (4)
Total return before incentive fees	(4.14)%	(2.09)%	(3.72)%	(1.59)%
Incentive fee	0.00%	(0.39)%	0.00%	(0.40)%

Total return after incentive fees	(4.14)%	(2.48)%	(3.72)%	(1.99)%

Supplemental data

Ratios to average net asset values:
Net investment loss before incentive fees (2, 3)	(3.16)%	(4.46)%	(1.42)%	(2.49)%
Incentive fee (4)	0.00%	(0.40)%	0.00%	(0.40)%

Net investment loss after incentive fees	(3.16)%	(4.86)%	(1.42)%	(2.89)%

Interest income (3)	0.02%	0.01%	0.02%	0.01%

Dividend income (3)	0.89%	1.59%	0.90%	1.62%

Incentive fees (4)	0.00%	0.40%	0.00%	0.40%
Other expenses (3)	4.07%	6.06%	2.34%	4.12%

Total expenses	4.07%	6.46%	2.34%	4.52%

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

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of April 30, 2012:

	Total Capital Commitment April 30, 2012	Net Asset Value April 30, 2012	Remaining Capital Commitment April 30, 2012
Affiliated Investment Funds	$132,364,810	$17,519,825	$114,844,985

From April 1, 2012 through May 11, 2012, there were estimated subscriptions of $140,000; effective for May 1, 2012 and estimated redemptions of $3,913,161, effective for April 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2012 (“First Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J (“Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”).

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

Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services. In addition to the reimbursements paid to the Managing Owner, the Registrant paid a monthly fee from October 1, 2010 to December 31, 2011, to ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

Beginning April 1, 2010, Registrant entered into trading advisory agreements with Tudor Investment Corporation (“Tudor”), pursuant to its Tudor Quantitative Commodities Strategy and Paskewitz Asset Management, LLC (“Paskewitz”), pursuant to its Contrarian Stock Index Program). Paskewitz, together with Graham, Eagle, Ortus, Krom, Crabel and Tudor are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.” Beginning April 1, 2010, Registrant allocated approximately one-seventh of its net assets to each Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations to be re-balanced quarterly.

The Managing Owner terminated the Managed Account agreements with GLC, Graham, Eagle, Crabel, Tudor and Paskewitz, Ortus and Krom effective March 31, 2010, December 31, 2010, April 30, 2011, August 31, 2011, October 31, 2011, December 31, 2011, December 31, 2011 and December 31, 2011, respectively.

Effective January 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice GRM (“GRM”), a segregated series of CTA Choice Fund LLC (the “Company”), a Delaware limited liability company organized in series. Graham is the Trading Advisor for GRM and will manage the assets pursuant to its K4D-15V Program. Any loss carry forward from Registrant’s Graham Managed Account was transferred over to Registrant’s member interest in GRM.

Effective May 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice EAGL (“EAGL”), a segregated series of the Company. Eagle is the Trading Advisor for EAGL and will manage the assets pursuant to its Momentum Program. Any loss carry forward from Registrant’s Eagle Managed Account was transferred over to Registrant’s member interest in EAGL.

Effective September 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice CRABL PV (“CRABL-PV”), a segregated series of the Company. Crabel is the Trading Advisor for CRABL-PV and will manage the assets pursuant to its Two Plus Program. Any loss carry forward from Registrant’s Crabel Managed Account was transferred over to Registrant’s member interest in CRABL-PV.

Effective October 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice KRM (“KRM”), a segregated series of the Company. Krom is the Trading Advisor of KRM and will manage the assets pursuant to its Commodity Diversified Program. Any loss carry forward from Registrant’s Krom Managed Account was transferred over to Registrant’s member interest in KRM.

Effective November 1, 2011, Registrant allocated approximately one-seventh of its net assets to CTA Choice TDRM (“TDRM”), a segregated series of the Company. Tudor is the Trading Advisor of TDRM and will manage the assets pursuant to its Tudor Quantitative Commodities Strategy. Any loss carry forward from Registrant’s Tudor Managed Account was transferred over to Registrant’s member interest in TDRM.

Effective December 31, 2011, Registrant fully redeemed from GRM and TDRM.

Effective January 1, 2012, the allocation to EAGL was split to a 50% allocation to EAGL and a 50% allocation to CTA Choice EGLG (“EGLG”), a segregated series of the Company. Eagle is the Trading Advisor for EGLG and will manage the assets pursuant to its Eagle Global Program.

Effective January 1, 2012, Registrant allocated approximately one-seventh of its net assets to CTA Choice ORT (“ORT”), a series of the Company. Ortus is the Trading Advisor for ORT and will manage the assets pursuant to its Major Currency Program. Any loss carry forward from Registrant’s Ortus Managed Account was transferred over to Registrant’s member interest in ORT.

Effective January 1, 2012, Registrant allocated approximately one-seventh of its net assets to CTA Choice SAXN (“SAXN”), a segregated series of the Company. Saxon Investment Corporation is the Trading Advisor for SAXN and will manage the assets pursuant to its Saxon Aggressive Diversified Program.

Effective January 1, 2012, Registrant allocated approximately one-seventh of its net assets to CTA Choice BLKW (“BLKW”), a segregated series of the Company. Blackwater Capital Management, LLC is the Trading Advisor for BLKW and will manage the assets pursuant to its Blackwater Global Program.

Effective January 1, 2012, Registrant allocated approximately one-seventh of its net assets to CTA Choice BEAM (“BEAM”), a segregated series of the Company. BEAM Bayesian Efficient Asset Management, LLC is the Trading Advisor for BEAM and will manage the assets pursuant to its BEAM Multi-Strategy Program. BEAM, together with GRM, EAGL, CRABL-PV, KRM, TDRM, EGLG, ORT, SAXN and BLKW are each referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds.”

ClariTy serves as the managing member for the Company. The Company consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by the Company’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series. ClariTy charges the Registrant, within each of the Affiliated Investment Funds; a monthly managed account fee of 25 basis points of Registrants beginning of month allocated assets for providing certain administrative services.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of the Company. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of the Company as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

Crabel’s Two Plus Program employs multiple, price-driven, systematic strategies that participate in market trends. The average holding period is 5 days with a range of 2 to 55 days. Risk is controlled by dynamic sizing of new trades relative to market volatility, the use of stops and time exits along with a balance of volatility derived from 4 sectors and 3 geographic regions.

Eagle’s Momentum Program is a computerized, technical trading system developed to capture short and intermediate term trading opportunities in markets that exhibit strong price momentum. The adoption of the trading philosophy to a computerized trading system was done by applying rule-based techniques to confirm the trading concept over an extensive body of historical market data and by constantly monitoring and re-evaluating the rules in actual trading. The program currently covers 30 commodities, currencies, stock indices and global fixed income markets.

Graham’s K4D-15V Program utilizes multiple computerized trading models designed to capture profit opportunities during sustained price trends in approximately 65 global markets. This program features broad diversification in both financial and non-financial markets. The trading strategies are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility.

Krom’s Diversified Commodity Program is a discretionary global macro strategy that attempts to identify commodity price moves that are predicated on a shift in the supply/demand fundamentals; the strategy eschews granular statistical modeling in favor of more qualitative interpretations of the current market conditions. When a potential opportunity is identified, chart-based analyses are used to enhance entry and exits. Trade ideas may be structured as directional, spread or volatility and position duration can last from weeks to months.

Ortus’s Currency Program is a computerized, global macro strategy that seeks to capitalize on fundamentally driven price moves in the G7 currencies that are a result of a shift in the exchange rate cycle. It is the advisor’s belief that these shifts are driven by the dynamic interactions between asset prices (e.g. stocks and bonds) and underlying economic fundamentals (e.g. monetary policy, interest rates). As such, position duration is long-term and changes to the portfolio are gradual.

Paskewitz’s Contrarian Stock Index Program systematically trades the S&P 500 futures in an effort to profit from investor overreaction to both positive and negative news. The manager utilizes three pattern-based models that attempt to identify points where prices are overextended. Each model is given the same amount of risk and the signals are combined to create an overall long or short signal. Over nearly five years of trading, the program has been uncorrelated to both the S&P 500 and trend followers. The program tends to perform well in congested, highly volatile markets.

Tudor’s Quantitative Commodities strategy employs a combination of proprietary computerized mathematical strategies to invest in commodities on a worldwide basis. The proprietary models, when applied to market data, produce computer-generated trading signals on a largely worldwide basis. These models base their investment decisions on a variety of algorithms that analyze, among other factors, historical prices and economic data in order to identify patterns or trends to predict future price direction or identify relative value opportunities.

BEAM Bayesian Efficient Asset Management’s BEAM Multi-Strategy Program is a systematic, global macro strategy that focuses primarily in G10 financial markets and energies. The quantitative approach, which is based on Bayesian statistics and factor analysis, seeks to derive an expected return forecast for each instrument using systematically based, fundamental analyses that are largely derived from price and various other market factors. Thereafter, an optimizer is used to build a portfolio with the best reward: risk characteristics.

Blackwater Capital Management’s Blackwater Global Program is a fully computerized strategy that seeks to profit from longer-term trends across a broad basket of futures markets. Signal generation is based on the output of two, independent systems that look to price patterns and volatility to identify a potential opportunity.

Eagle’s Global Program employs a systematic methodology to capitalize on medium to long term trends in a wide range of global futures markets: currencies, fixed income, energies, commodities and stock indices. Well defined trading rules, which are based on extensive discretionary trading experience, incorporate screening and learning mechanisms which adjust to changes in market environment while giving strong attention to volatility. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to limit downside risk.

Saxon Investment Corporation’s Saxon Aggressive Diversified Program uses a systematic strategy that seeks to participate in the market’s extended trends using a combination of longer- and shorter-term systems. It is not a fully automatic strategy in that the advisor allows for discretion when warranted. Price data is the major input to the systems. The book is broadly diversified throughout the global futures markets with the exception of the global stock indices.

Registrant paid each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly pursuant to the applicable managed account advisory agreement.

	Effective October 1, 2010
Trading Advisor (4)	Management Fee%(1)	Incentive Fee%(2)
Ortus(3)	1.00	25.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	1.50	25.00
Paskewitz	1.00	25.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Registrant accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Registrant in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus are not effective until January 1, 2011.
(4)	As of January 1, 2012, Registrant transitioned from investments in direct managed accounts to accessing the trading advisors through the Company’s managed account platform.

Through its investments in the Affiliated Investment Funds, Registrant pays its pro-rata share of the following management fees and incentive fees for achieving “New High Net Trading Profits,” as defined in their respective advisory agreements.

Affiliated Investment Fund	Management Fee%	Incentive Fee%
BEAM	1.00	20.00
BLKW	1.00	25.00
CRABL-PV	1.00	25.00
EAGL	1.50	25.00
EGLG	2.00	25.00
GRM*	2.00	20.00
KRM	1.50	25.00
ORT	1.00	25.00
SAXN	0.00	25.00
TDRM*	2.00	20.00

*  As of December 31, 2011, Registrant fully redeemed from GRM and TDRM.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of Registrant’s 2011 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2011.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2011 Annual Report, which is filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2011.

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

Of the Registrant’s investments at March 31, 2012, $92,166,417 or 82.06% are classified as Level 1 and $20,144,297 or 17.94% as Level 2. Of the Registrant’s investments at December 31, 2011, $62,015,348 or 88.31% are classified as Level 1 and $8,207,427 or 11.69% as Level 2. There are no Level 3 investments at March 31, 2012 or December 31, 2011.

The Managing Owner has determined that it is in the best interest of the Registrant to invest a portion of its non-margin assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations. Effective January 1, 2011, the Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investment of non-margin assets. The calculation is based on the averaged annualized net asset value, and any losses related to returns on the non-margin assets must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment of non-margin assets. If at the end of any calendar year a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the non-margin asset’s income.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012, did not have a material impact on Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2012 resulted in additional gross proceeds to Registrant of $193,578,378.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

First Quarter 2012

Subscriptions of Limited Interests and General Interests for the First Quarter 2012 were $1,833,200 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2012 were $9,373,748 and $0, respectively.

First Quarter 2011

Subscriptions of Limited Interests and General Interests for the First Quarter 2011 were $5,399,170 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2011 were $3,943,522 and $0, respectively.

Liquidity

A portion of Registrant’s net assets were allocated to commodities trading, publicly-traded mutual funds, and the rest was held in cash, which was used as margin for trading in commodities through its investments in Affiliated Investment Funds. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, through its investments in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of Registrant’s 2011 Annual Report, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2012 and First Quarter 2011:

First Quarter 2012

The opening quarter of 2012 started on a positive note and ended amid growing buoyancy in the financial markets. The rally in risk assets triggered by the European Central Bank (“ECB”)’s first round of long-term refinancing operations (“LTRO”) on December 21 gathered momentum as it rolled through the first quarter, resulting in the best beginning to a year in a long time. Sovereign spreads narrowed dramatically in Europe and interbank stresses came down thanks to the LTRO. In the meantime, U.S. economic data came in vastly better than expectations. While the GDP growth itself at 3% in the fourth quarter was not spectacular, payroll employment gains were robust, topping 200,000 three months in a row while the unemployment rate declined to 8.2%. Moreover, motor vehicle sales surged past the 15 million mark. Last but not the least, the housing market showed several signs of coming back to life, with housing starts and homebuilder confidence reaching their highest levels since 2008. Relative to the U.S., global economic data was more mixed. Europe remained weak, although the data was better than expected. Meanwhile, emerging markets, notably China and India, showed continued deceleration.

Treasuries experienced their first losing quarter after three consecutive quarters of gains. The yield curve steepened as the flight to safety faded and strong U.S. economic data dampened prospects of monetary easing. The 10-year yield easily surged past the 2.25% mark and came close to the 2.40% level last reached in October 2011 before rallying toward the end of the quarter; it climbed 34 basis points to end the quarter at 2.23%. The 30-year yield soared by 46 basis points to end the quarter at 3.35% while the 5-year yield rose by 21 basis points to 1.04%. The two year yield increased by 8 basis points to 33 basis points. The U.S. Federal Reserve (“Fed”) left policy unchanged during the quarter and notably refrained from indicating any prospect of QE3. The ECB maintained status quo on rates but conducted another round of LTRO on February 21 to provide funding to banks. The Bank of England held rates steady but increased its asset purchase program. The Bank of Japan kept key rates unchanged through the quarter but announced an explicit inflation target (of 1%) for the first time ever.

Currencies: The greenback lost support as flight to safety faded. The Dollar Index declined 1.16%. The euro gained 2.78% against the dollar. The British pound also benefited from the cooling of fears in Europe, gaining 2.88% against the greenback. The risk-on environment, coupled with the Bank of Japan’s announcement of an explicit inflation target, caused the yen to plummet 7.05%. Growing optimism about the global economy and strengthening commodity prices helped the commodity currencies; the Australian and the Canadian dollars gained 1.13% and 1.75%, respectively.

Indices: U.S. equities enjoyed their best first quarter since 1998. The gains were broad-based. Financials led the way as a result of the dwindling fears of a banking crisis in Europe. Technology had an explosive quarter as well. Utilities lagged, partly because unusually warm weather placed a dent on utilization rates. The DowSM, the S&P 500®, and NASDAQ® gained approximately 8.14%, 12.58% and 18.78%, respectively, for the quarter. European stocks too experienced broad-based gains. The STOXX 600, a broad measure of European equities, rose 10.46%, in dollar terms. The CAC®, the DAX® and the FTSE 100® closed the quarter with gains of approximately 8.36%, 17.78%, and 3.52%, respectively. Asian markets were no different. The Nikkei® soared 19.26%, the Hang SengTM surged 11.51%, and the Korean Kospi® rose 10.31%. The Australian All Ordinaries Index increased 7.52%.

Energies: Commodities rallied for the second consecutive quarter as global purchasing managers’ indices showed that global industrial activity appeared to be stabilizing. While much of the commodity complex gained during the quarter, natural gas, coffee, nickel, lean hogs, and live cattle were the notable exceptions. Crude oil increased 3.49% during the quarter and heating oil gained 8.52%. Gasoline surged 19.35% as several refineries were shut down. Natural gas plummeted by 39.78% to its lowest level since 2002 due to rapidly growing supply.

Metals: Gold ended the quarter with a gain of 6.46%, but experienced some sharp reversals during the quarter, especially following the release of Fed meeting minutes suggesting a diminishing need for further stimulus. Silver recorded a robust gain of 16.33%. Base metals, barring nickel, had a solid quarter. Copper and zinc recorded gains of 11.16% and 8.40%, respectively, but nickel fell 4.73%.

Agriculturals/Softs and Livestock: Grains were among the better performers within the agricultural complex. Soybeans gained 17.69% on contoured strong demand from China. Wheat and corn posted increases of 2.45% and 1.28%, respectively. Lean hogs and live cattle registered losses of 4.03% and 2.55%, respectively.

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

Agriculturals /Softs and Livestock: Cotton realized the largest gains among agricultural commodities rising 39.4%, surpassing the record high set during the Civil War. Corn registered a strong gain of 9.9% as higher gasoline prices created more demand for ethanol. Live cattle and lean hogs also recorded strong gains. Soybeans, wheat and sugar lost ground during the quarter.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of First Quarter 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of Registrant’s trading results for the major sectors in which Registrant traded for the First Quarter 2012 and 2011.

First Quarter 2012

As of March 31, 2012, the allocation of Registrant’s assets, through its investments in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Currencies	35.42%
Energies	21.44%
Grains	5.76%
Indices	18.06%
Interest Rates	11.30%
Meats	1.07%
Metals	6.20%
Tropicals	0.75%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for First Quarter 2012 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Norwegian krone and Swedish krone. The majority of losses were experienced in the Euro, Japanese yen, and Canadian dollar.

Energies: (+) Registrant experienced the majority of its gains in brent crude and natural gas. The majority of losses were experienced in crude oil.

Grains: (-) Registrant experienced the majority of its gains in soybeans. The majority of losses were experienced in corn and wheat.

Indices: (+) Registrant experienced a majority of its gains in the Nikkei, Nasdaq 100 (E-Mini), and S&P 500 Mini. Losses were incurred in the FTSE 100, IBEX 35, and Hang Seng.

Interest Rates: (-) Registrant experienced gains in the Euribor, Eurodollar, and Canadian bond. The majority of losses were experienced in the U.S. 5-year Treasury note, London gilt, and German bobl.

Meats: (-) Registrant experienced losses in live cattle. Live hogs traded flat.

Metals: (-) Registrant experienced gains in copper, platinum, and lead. The majority of losses were incurred in gold, copper, and aluminum.

Softs: (-) Registrant experienced losses in sugar, coffee, and rubber. Cocoa traded flat.

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

Results of Operations

First Quarter 2012

The Net Asset Value per Interest of Class I as of March 31, 2012 was $112.42, a decrease of $4.85 from the December 31, 2011 Net Asset Value of $117.27.

The Net Asset Value per Interest of Class II as of March 31, 2012 was $122.85, a decrease of $4.75 from the December 31, 2011 Net Asset Value of $127.60.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of March 31, 2012, as well as the allocation of Registrants assets to each trading advisor at March 31, 2012.

WMT III Series J - Class I Beginning UNAV	$ 117.27	WMT III Series J - Class II Beginning UNAV	$ 127.60	Allocation of Assets as of March 31,2012
BEAM	(1.08)	BEAM	(1.17)	14.24%
BLKW	(0.88)	BLKW	(0.96)	14.11%
CRABL-PV	(0.44)	CRABL-PV	(0.48)	14.05%
EAGL	(0.38)	EAGL	(0.42)	7.50%
EGLG	0.19	EGLG	0.21	7.94%
KRM	(0.32)	KRM	(0.35)	14.44%
ORT	(1.11)	ORT	(1.21)	13.46%
SAXN	(0.15)	SAXN	(0.17)	14.26%
Net Expenses	(0.66)	Net Expenses	(0.20)
ENDING UNAV	$112.42	ENDING UNAV	$122.85	100.00%

*

The above table is based on the effect for an investor who held the unit for the entire First Quarter 2012, and is based on the average contribution per trader and net expenses for the relevant class of shares.

Registrant’s average net asset levels during the First Quarter 2012 were approximately $140,112,000, a decrease of approximately $10,180,000 as compared to the First Quarter 2011, primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for Class I and Class II for the First Quarter 2012 was (4.14)% and (3.72)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for First Quarter 2012 were approximately $160,000. Registrant loss from its investments in Affiliated Investment Funds was approximately $4,936,000.

Dividend income for the First Quarter 2012 was approximately $313,000, a decrease of approximately $287,000, as compared to the First Quarter 2011.

Brokerage Commissions and other transaction fees for the First Quarter 2012 were $0, a decrease of approximately $136,000 as compared to the First Quarter 2011, primarily due to the change in structure as Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through the Company’s managed account platform.

Management fees to the Trading Advisors for the First Quarter 2012 were $0, a decrease of approximately $433,000 as compared to the First Quarter 2011, primarily due to the change in structure as Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through the Company’s managed account platform. The Registrant through its investment in the Affiliated Investment Funds continues to pay management fees to the Trading Advisors.

Management fees to the Managing Owner for the First Quarter 2012 were approximately $177,000, a decrease of approximately $14,000 as compared to the First Quarter 2011, primarily due to the decrease in average net asset levels discussed above.

ClariTy Managed Account fees for the First Quarter 2012 were $0, a decrease of approximately $95,000 as compared to the First Quarter 2011, as the Registrant is no longer paying this fee directly. The Registrant through its investment in the Affiliated Investment Funds continues to pay the fee.

Service Fees for the First Quarter 2012 were approximately $546,000, a decrease of approximately $124,000 as compared to the First Quarter 2011, primarily due to the decrease in average net asset levels discussed above.

Sales Commissions for the First Quarter 2012 were approximately $359,000, a decrease of approximately $22,000 as compared to the First Quarter 2011, primarily due to the decrease in average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees for the First Quarter 2012 were $0, primarily due to the change in structure as discussed above. The Registrant through its investment in the Affiliated Investment Funds continues to pay incentive fees to the Trading Advisors.

Managing Owner interest earned on investment funds for the First Quarter 2012 was approximately $65,000, a decrease of approximately $126,000 as compared to the First Quarter 2011, primarily due to negative trading performance.

Operating expenses were approximately $136,000 for the First Quarter 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $70,000 for the First Quarter 2012.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2012.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors and its commodity broker. Management fees payable by Registrant to the Trading Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisors are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2011, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector, through its investments in Affiliated Investment Funds, at March 31, 2012 and December 31, 2011. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At March 31, 2012 and December 31, 2011, Registrant had total capitalizations of approximately $131 million and $144 million, respectively.

	March 31, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,922,158	1.46%	$2,298,633	1.59%
Currencies	6,026,414	4.59%	4,519,030	3.12%
Commodities	5,992,835	4.57%	3,885,282	2.69%
Stock indices	3,072,195	2.34%	1,219,897	0.84%

Total	$17,013,602	12.96%	$11,922,842	8.24%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for First Quarter 2012 and 2011 based upon Registrant’s total average capitalization of approximately $138 million and $150 million, respectively.

	First Quarter 2012		First Quarter 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,338,856	1.69%	$1,450,134	0.96%
Currencies	7,379,592	5.33%	6,536,559	4.35%
Commodities	5,921,226	4.28%	3,878,837	2.58%
Stock indices	3,514,359	2.54%	2,585,096	1.72%

Total	$19,154,033	13.84%	$14,460,626	9.61%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by Registrant (directly/indirectly) is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of Registrant. The magnitude of Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of Registrant give no indication of this “risk of ruin.”

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

Based on trading value at risk during the First Quarter 2012, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2011. Increases in trading value at risk were experienced across currencies, commodities and stock indices during First Quarter 2012.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of March 31, 2012. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2012.

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

Prior to December 1, 2008 Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2012, all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 670,478.75 Units amounting to approximately $82,789,800.

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

10.1

Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2

Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3

Form of Advisory Agreement among World Monitor Trust III –Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4

Form of Advisory Agreement among World Monitor Trust III –Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5

Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6

Form of Customer Agreement between the World Monitor Trust III –Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7

Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8

Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III –Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the

Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20

Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21

Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22

Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report to Form 10-K for the year ended December 31, 2011)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp.,
its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 15, 2012
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 15, 2012
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)