Form 10-Q
period 2012-06-30
World Monitor Trust III - Series J
filed 2012-08-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents (see Note 2)	$20,571,173	$69,314,843

Dividend receivable	0	50,972

Due from affiliated investment funds	0	7,020,672

Investment in affiliated investment funds, at fair value (cost $24,272,751 and $8,401,176 at June 30, 2012 and December 31, 2011, respectively)	18,227,250	8,207,427

Investment in securities, at fair value (cost $83,121,508 and $62,015,348 at June 30, 2012 and December 31, 2011, respectively)	83,419,179	62,015,348

Total assets	$122,217,602	$146,609,262

LIABILITIES

Accrued expenses payable	$177,086	$148,364

Interest payable to Managing Owner	46,287	0

Trading advisors’ incentive fees payable	0	180,647

Trading advisors’ management fees payable	0	35,884

Offering costs payable	12,545	25,016

Service fees payable (see Note 5)	182,474	201,379

Redemptions payable	2,270,553	795,582

Subscriptions received in advance	0	679,000

Total liabilities	2,688,945	2,065,872

UNITHOLDERS’ CAPITAL (Net Asset Value)

Class I Units:

Unitholders’ Units - 957,256.28 and 1,074,594.786 Units outstanding at June 30, 2012 and December 31, 2011, respectively	105,873,707	126,022,812

Managing Owner’s Units - none and none Units outstanding at June 30, 2012 and December 31, 2011, respectively	0	0

Class II Units:

Unitholders’ Units - 112,473.70 and 145,147.530 Units outstanding at June 30, 2012 and December 31, 2011, respectively	13,654,950	18,520,578

Managing Owner’s Units - none and none Units outstanding at June 30, 2012 and December 31, 2011, respectively	0	0

Total unitholders’ capital (Net Asset Value)	119,528,657	144,543,390

Total liabilities and unitholders’ capital	$122,217,602	$146,609,262

NET ASSET VALUE PER UNIT

Class I	$110.60	$117.27

Class II	$121.41	$127.60

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012		December 31, 2011
	Net Unrealized Gain (Loss) as a % of unit holders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of unit holders’ Capital	Net Unrealized Gain (Loss)

Forward Contracts
Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.45%	648,171

Forward currency contracts sold:

Net unrealized (loss) on forward currency contracts sold	0.00%	$0	(0.45)%	(648,171)

Net unrealized gain (loss) on forward currency contracts	0.00%	$0	0.00%	0

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in Securities:

Publicly-traded mutual funds
JP Morgan Short Duration Bond (shares 2,532,634.44 and 2,831,751.050 at June 30, 2012 and December 31, 2011, respectively)	23.26%	$27,808,326	21.45%	$31,007,674

Fidelity Instl Shrt-Interm Govt (shares 2,742,910.58 and none at June 30, 2012 and December 31, 2011, respectively)	23.25%	$27,785,684	0.00%	$0

T. Rowe Price Short-Term Fund (shares 5,749,001.85 and 6,446,501.870 at June 30, 2012 and December 31, 2011, respectively)	23.28%	$27,825,169	21.45%	$31,007,674

Total investment in Securities (cost $83,121,508 and $62,015,348 at June 30, 2012 and December 31, 2011, respectively)	69.79%	$83,419,179	42.90%	$62,015,348

Investment in Affiliated investment funds:

Total investment in affiliated investment funds (cost $24,272,751 and $8,401,1760 at June 30, 2012 and December 31, 2011, respectively)	15.25%	$18,227,250	5.68%	$8,207,427

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

REVENUE
Realized	$41,007	$3,901,589	$48,729	$5,676,631
Change in unrealized	145,128	(1,904,905)	297,671	(4,719,296)
Dividend income	287,755	588,742	600,507	1,188,424
Interest income	730	748	7,685	5,083

Net gain from trading investments	474,620	2,586,174	954,592	2,150,842

Net realized gain on investments in affiliated investment funds	70,232	0	69,553	0

Net change in unrealized depreciation on investments in affiliated investment funds	(916,844)	(2,918,470)	(5,851,752)	(3,392,177)

Net loss from investments in affiliated investment funds	(846,612)	(2,918,470)	(5,782,199)	(3,392,177)

Total loss on investments	(371,992)	(332,296)	(4,827,607)	(1,241,335)

EXPENSES

Interest expenses	0	0	1,440	0

Brokerage commissions	0	116,294	0	251,885

Management fees to Managing Owner	153,739	194,213	331,030	384,775

ClariTy Managed Account fees (see Note 4)	0	97,443	0	192,724

Managing owner interest earned on investment funds (see Note 4)	233,866	129,351	298,840	319,913

Trading advisors’ management fees	0	385,769	0	818,441

Trading advisors’ incentive fees	0	440,478	0	846,099

Services fees - Class I Units (see Note 5)	498,580	688,246	1,044,930	1,358,226

Sales commission	321,674	388,427	680,423	769,550

Offering costs	70,441	76,215	140,868	169,957

Operating expenses	180,047	193,807	316,341	385,204

Total expenses(1)	1,458,347	2,710,243	2,813,872	5,496,774

Net loss	$(1,830,339)	$(3,042,539)	$(7,641,479)	$(6,738,109)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT

Net loss per weighted average unitholder and Managing Owner Unit

Class I	$(1.71)	$(2.16)	$(6.71)	$(5.82)

Class II	$(1.15)	$(1.87)	$(6.01)	$(4.73)

Weighted average number of units outstanding - Class I	989,054.000	1,069,066.000	1,023,167.000	1,050,255.000

Weighted average number of units outstanding - Class II	120,755.000	133,890.000	129,413.000	133,301.000

(1)

Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of the operating expenses during 2011, are now paid indirectly and are included in net loss from investments in affiliated investment funds, starting January 1, 2012.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Six months ended June 30, 2012

Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	0.000	$0	145,147.530	$18,520,578	0.000	$0	1,219,742.316	$144,543,390

Additions	15,976.621	1,864,200	0.000	0	2,524.264	314,000	0.000	0	18,500.885	2,178,200

Redemptions	(133,315.127)	(15,149,854)	0.000	0	(35,198.091)	(4,401,600)	0.000	0	(168,513.218)	(19,551,454)

Net loss		(6,863,451)		0		(778,028)		0		(7,641,479)

Unitholders’ capital at June 30, 2012	957,256.280	$105,873,707	0.000	$0	112,473.703	$13,654,950	0.000	$0	1,069,729.983	$119,528,657

Six months ended June 30, 2011

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033

Additions	99,185.189	12,532,439	0.000	0	18,906.388	2,573,756	0.000	0	118,091.577	15,106,195

Redemptions	(72,674.758)	(9,062,400)	0.000	0	(10,638.676)	(1,452,569)	(1,993.033)	(269,455)	(85,306.467)	(10,784,424)

Net loss		(6,107,885)		0		(625,776)		(4,448)		(6,738,109)

Unitholders’ capital at June 30, 2011	1,059,979.554	$129,617,670	0.000	$0	133,576.139	$17,606,279	369.827	$48,746	1,193,925.520	$147,272,695

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

Series J allocated its net assets amongst the following Trading Advisor’s managed accounts (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations being re-balanced quarterly.

Managed Account	Trading Program	Start Date	Termination Date
Eagle Trading Systems Inc. (“Eagle”)	Momentum Program	01/01/08	04/30/11
Ortus Capital Management Limited (“Ortus”)	Major Currency Program	01/01/08	12/31/11
Graham Capital Management, L.P. (“Graham”)	K4D-15V Program	01/01/08	12/31/10
GLC Ltd. (“GLC”)	Behavioral Trend and Directional Programs	07/01/09	3/31/10
Krom River Investment Management (Cayman) Limited (“Krom”)	Commodity Diversified Program	07/01/09	12/31/11
Crabel Capital Management, LLC (“Crabel”)	Two Plus Program	07/01/09	08/31/11
Tudor Investment Corporation (“Tudor”)	Tudor Quantitative Commodities Strategy	04/01/10	10/31/11
Paskewitz Asset Management, LLC (“Paskewitz”)	Contrarian Stock Index Program	04/01/10	12/31/11

Eagle, together with Ortus, Graham, GLC, Krom, Crabel, Tudor and Paskewitz, are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.”

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective January 1, 2011, Series J began transitioning its investments in direct Managed Accounts to accessing the Trading Advisors through segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company organized in series.

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice GRM (“GRM”)*	Graham	K4D-15V Program	01/1/11	12/31/11
CTA Choice EAGL (“EAGL”)*	Eagle	Eagle Momentum Program	05/1/11
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11
CTA Choice TDRM (“TDRM”)*	Tudor	Tudor Quantitative Commodities Strategy	11/1/11	12/31/11
CTA Choice EGLG (“EGLG”)**	Eagle	Eagle Global Program	01/1/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12

*	Any loss carry forward from Series J’s Managed Account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.
**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation EGLG.

GRM, together with EAGL, CRABL-PV, KRM, TDRM, EGLG, ORT, SAXN, BLKW and BEAM are each referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds.”

The Managing Owner may terminate any current Managed Account agreement with a Trading Advisor or select new Trading Advisors including investments in Affiliated Investment Funds, from time-to-time, in its sole discretion, in order to achieve the goals of Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

In addition, in the event that the Net Asset Value of the allocated assets, after adjustments for distributions, contributions and redemptions, for an Affiliated Investment Fund declines by 40% or more since the commencement of trading activities or the first day of a fiscal year, that Affiliated Investment Fund will automatically terminate.

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

F.	Investments in Affiliated Investment Funds

The investments in the Affiliated Investment Funds are reported in Series J’s condensed statements of financial condition. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investments in the Affiliated Investment Funds represents the Net Asset Value which is the amount that Series J could reasonably expect to receive from the funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2012, the condensed statements of operations for the three months ended June 30, 2012 (“Second Quarter 2012”) and for the six months ended June 30, 2012 (“Year-To-Date 2012”) and for the three months ended June 30, 2011 (“Second Quarter 2011”) and for the six months ended June 30, 2011 (“Year-To-Date 2011”), and the condensed statements of changes in unitholders capital for the Year-To-Date 2012 and Year-To-Date 2011, are unaudited.

In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2012 and the results of its operations for the Second Quarter 2012, Second Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Investments in securities consist of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statement of operations. Dividends are recorded on the ex-dividend date.

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

Series J considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying affiliated investment funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in affiliated investment funds as Level 2 using the fair value hierarchy. The Level 2 investments in Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value. There are no Level 3 investments on June 30, 2012 or December 31, 2011.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

June 30, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$18,227,250	$0	$18,227,250
Investment in securities, at fair value	$83,419,179	$0	$0	$83,419,179

December 31, 2011	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$8,207,427	$0	$8,207,427
Investment in securities, at fair value	$62,015,348	$0	$0	$62,015,348

B.	Cash and Cash Equivalents

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

C.	Income Taxes

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Income Taxes (Continued)

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2012, the Managing Owner has paid $2,521,539 in ongoing offering costs, of which $2,464,377 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2012, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,884,920 and $1,865,314, respectively. Of the $1,865,314, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Second Quarter 2012 and 2011 and Year-To-Date 2012 and 2011, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest Income and Dividend Income

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to; management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Management fees to Managing Owner	$153,739	$194,213	$331,030	$384,775
ClariTy Managed Account fees to affiliate	0	97,443	0	192,724
Managing Owner interest on investment funds payable	233,866	129,351	298,840	319,913
Operating expenses	56,564	38,575	126,607	80,239

	$444,169	$459,582	$756,477	$977,651

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2012 and December 31, 2011 were $70,043 and $68,447, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

Effective October 31, 2011, the Managing Owner and/or its affiliates redeemed 100% of their interest in Series J. Prior to October 31, 2011, the Managing Owner and/or its affiliates had purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J. The Managing Owner is no longer required under the terms of the Trust Agreement to maintain a 1% interest.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See Note 5).

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (Continued)

From October 1, 2010 to December 31, 2011, Series J paid a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, Series J pays this fee indirectly through its investments in the Affiliated Investment Funds.

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

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investment of non-margin assets. If at the end of any calendar year a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the non-margin asset’s income. For the Second Quarter 2012 and 2011, the Managing Owner’s portion of interest earned on the non-margin assets amounted to $233,866 and $129,351.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. Series J also pays an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by the Correspondent Selling Agents (“CSA”), payable on the date such Class I Units are purchased.

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

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12 of 2% of the net asset value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2% (iii) a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

For the Second Quarter 2012 and 2011 and Year-To-Date 2012 and 2011, the Service Fee – Class I Units is composed of the following:

	Second Quarter 2012	Year-to-Date 2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$566,454	$1,193,875
Initial up-front 2% sales commissions	200	23,704
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(68,074)	(172,649)

Total	$498,580	$1,044,930

	Second Quarter 2011	Year-to-Date 2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$684,843	$1,353,177
Initial up-front 2% sales commissions	126,538	257,516
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(123,135)	(252,467)

Total	$688,246	$1,358,226

Series J will also pay the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month.

Effective October 1, 2010, Series J agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month net asset value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month net asset value. These fees will be deducted from the management fee paid to the Managing Owner.

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

Effective June 1, 2011, Series J replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with Series J was terminated effective close of business on May 31, 2011.

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

For the Second Quarter 2012 and the Second Quarter 2011, Series J paid administration fees of $0 and $74,932, respectively. As a result of Series J’s transition from investments in direct Managed Accounts to accessing the Trading Advisors through the Affiliated Investment Funds, Series J now pays administrator fees indirectly through its investments in the Affiliated Investment Funds. For the Second Quarter 2012, Series J paid administration fees amounting to $42,217 which is reflected within the respective Net Asset Values of each of the Affiliated Investment Funds.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J’s investments in the Affiliated Investment Funds represents approximately 15.25% of the net asset value of Series J at June 30, 2012. The investments in the Affiliated Investment Funds are reported in Series J’s condensed statements of financial condition at their fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in fair value of Series J’s Level 2 investments in Affiliated Investment Funds for the Year-To-Date 2012 and 2011.

	Net asset value December 31, 2011	Purchases	Loss	Redemptions	Net asset value June 30, 2012
Investments in Affiliated Investment Funds	$8,207,427	$69,653,692	$(5,782,199)	$(53,851,670)	$18,227,250

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

	Net asset value December 31, 2010	Purchases	Loss	Redemptions	Net asset value June 30, 2011
Investments in Affiliated Investment Funds	$0	$22,409,611	$(3,392,177)	$(12,688,105)	$6,329,329

The Affiliated Investment Funds are redeemable semi-monthly to monthly and require a redemption notice of 1-5 days. Series J may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading of commodity futures, forwards and option contracts. Series J records its proportionate share of income or loss in the condensed statements of operations. Series J’s investment in the Affiliated Investment Funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment June 30, 2012	Net Asset Value June 30, 2012	Remaining Capital Commitment June 30, 2012
CTA Choice BEAM	$17,404,627	$4,283,512	$13,121,115
CTA Choice BLKW	$16,028,924	$2,815,291	$13,213,633
CTA Choice CRABL-PV	$18,513,615	$3,765,504	$14,748,111
CTA Choice EAGL	$8,768,940	$1,227,104	$7,541,836
CTA Choice EGLG	$9,121,881	$1,302,059	$7,819,822
CTA Choice KRM	$17,478,489	$1,595,275	$15,883,214
CTA Choice ORT	$17,487,369	$3,216,955	$14,270,414
CTA Choice SAXN	$17,422,980	$21,550	$17,401,430

Total	$122,226,825	$18,227,250	$103,999,575

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J’s investments in the Affiliated Investment Funds are subject to the market and credit risks of securities held or sold short by this fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Trading Advisor	Management Fee %(1)	Incentive Fee %(2)

Ortus	1.00	25.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	1.50	25.00
Paskewitz	1.00	25.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.

Through its investments in the Affiliated Investment Funds, Series J now pays the following Trading Advisors management fees and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Affiliated Investment Fund	Management Fee %	Incentive Fee %

BEAM	1.00	20.00
BLKW	1.00	25.00
CRABL-PV	1.00	25.00
EAGL	1.50	25.00
EGLG	2.00	25.00
GRM*	2.00	20.00
KRM	1.50	25.00
ORT	1.00	25.00
SAXN	0.00	25.00
TDRM*	2.00	20.00

*	Series J fully redeemed from GRM and TDRM as of December 31, 2011.

For the Second Quarter 2012 and the Second Quarter 2011, management fees earned totaled $0 and $385,769, respectively. As a result of Series J’s transition from investments in direct Managed Accounts to accessing the Trading Advisors through the Affiliated Investment Funds, Series J now pays management fees indirectly through its investments in the Affiliated Investment Funds. For the Second Quarter 2012, Series J paid management fees amounting to $336,895 which is reflected within the respective Net Asset Values of each of the Affiliated Investment Funds.

For the Second Quarter 2012 and the Second Quarter 2011, incentive fees earned totaled $0 and $440,478,

respectively. As a result of Series J’s transition from investments in direct Managed Accounts to accessing the Trading Advisors through the Affiliated Investment Funds, Series J now pays incentive fees indirectly through its investments in the Affiliated Investment Funds. For the Second Quarter 2012, Series J paid incentive fees amounting to $158,064 which is reflected within the respective Net Asset Values of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of June 30, 2012 and December 31, 2011, are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments. No derivative instruments were directly held by Series J as of June 30, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The following presents the fair value of derivative contracts at June 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

	June 30, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net

Forward Currency Contracts	$0	$0	$0	$648,171	$(648,171)	$0

Total gross fair value of derivatives	$0	$0	$0	$648,171	$(648,171)	$0

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2012 and 2011 and Year-To-Date 2012 and 2011 is as follows:

	Trading Revenue for the		Trading Revenue for the
	Second Quarter 2012	Second Quarter 2011	Year-To-Date 2012	Year-To-Date 2011

Type of instrument

Commodities contracts	$0	$(681,452)	$0	$139,692

Currencies contracts	0	1,123,774	0	445,094

Energy contracts	0	(1,314,345)	0	284,469

Interest rate contracts	0	419,097	0	(377,231)

Metals contracts	0	709,043	0	(193,575)

Stock indices contracts	0	916,235	0	(614,828)
Purchases options on futures contracts	0	127,896	0	190,736
Written options on futures contracts	0	(249,587)	0	(236,856)
Forward currency contracts	0	401,272	0	577,618

Total	$0	$1,451,933	$0	$215,119

Line item in the condensed statement of operations

Realized	$0	$3,901,589	$0	$5,676,631

Unrealized	0	(2,449,656)	0	(5,461,512)

Total	$0	$1,451,933	$0	$215,119

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the Second Quarter 2011 and Year-To-Date 2011, the total number of closed futures contracts was 24,822 and 54,121, respectively, the total number of closed options on futures contracts was 1,057 and 3,534, respectively, and the average monthly notional value of forward currency contracts closed was $1,594,652,604 and $1,582,875,185, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options on futures contracts closed and settled in cash during the Second Quarter 2011 and Year-To-Date 2011. No derivative instruments were held directly by Series J during the Second Quarter 2012 and Year-To-Date 2012.

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

At June 30, 2012 and December 31, 2011, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $0 and $0 at June 30, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2012, Series J had no open futures or forward currency contracts as Series J has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Second Quarter 2012 and 2011 and Year-To-Date 2012 and 2011. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2012		June 30, 2012

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$112.42	$117.27	$122.85	$127.60

Loss from operations:
Net realized and change in unrealized loss(1)	(0.72)	(4.65)	(0.77)	(5.10)
Interest income(1)	0.00	0.01	0.00	0.01
Dividend income(1)	0.26	0.51	0.28	0.57
Expenses(2)	(1.36)	(2.54)	(0.95)	(1.67)

Total loss from operations	(1.82)	(6.67)	(1.44)	(6.19)

Net assets value per Unit at end of period	$110.60	$110.60	$121.41	$121.41

Total Return	(1.62)%	(5.69)%	(1.17)%	(4.85)%

Supplemental data

Ratios to average net asset values:
Total loss from operations(3)	(3.90)%	(3.50)%	(2.16)%	(1.75)%

Interest income(2)	0.00%	0.01%	0.00%	0.01%

Dividend income(2)	0.91%	0.90%	0.92%	0.91%

Total expenses(2)(3)	4.81%	4.41%	3.08%	2.67%

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

(2)	Annualized.
(3)	Trading Advisor management, incentive and various other operating expenses charged indirectly within Series J’s investments in Affiliated Investment Funds are included in Total Return.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2011(5)		June 30, 2011
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net asset value per Unit at beginning of period	$124.79	$127.97	$133.83	$136.55

Loss from operations:
Net realized and change in unrealized gain (loss)(1)	(0.69)	(1.92)	(0.74)	(2.05)
Interest income(1)	0.00	0.00	0.00	0.00
Dividend income(1)	0.49	0.99	0.52	1.08
Expenses(1)	(2.31)	(4.76)	(1.80)	(3.77)

Total loss from operations	(2.51)	(5.69)	(2.02)	(4.74)

Net asset value per Unit at end of period	$122.28	$122.28	$131.81	$131.81

Total Return(4)
Total return before incentive fees	(1.63)%	(3.69)%	(1.12)%	(2.69)%
Incentive fee	(0.38)%	(0.76)%	(0.39)%	(0.78)%

Total return after incentive fees	(2.01)%	(4.45)%	(1.51)%	(3.47)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (3)	(4.32)%	(4.39)%	(2.27)%	(2.38)%
Incentive fee(4)	(0.37)%	(0.77)%	(0.38)%	(0.79)%

Net investment loss after incentive fees	(4.69)%	(5.16)%	(2.65)%	(3.17)%

Interest income(3)	0.00%	0.01%	0.00%	0.01%

Dividend income(3)	1.55%	1.57%	1.55%	1.59%

Incentive fees(4)	0.37%	0.77%	0.38%	0.79%
Other expenses(3)	5.87%	5.97%	3.82%	3.98%

Total expenses	6.24%	6.74%	4.20%	4.77%

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

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of July 31, 2012:

	Total Capital Commitment July 31, 2012	Net Asset Value July 31, 2012	Remaining Capital Commitment July 31, 2012
Affiliated Investment Funds	$123,334,493	$19,145,650	$104,188,843

From July 1, 2012 through August 13, 2012, there were estimated redemptions of $2,769,182 effective for July 31, 2012.

Effective July 1, 2012, Kenmar Preferred, ClariTy, and KGIM changed their names to Kenmar Preferred Investments, L.P., ClariTy Managed Account & Analytics Platform, L.P., and Kenmar Global Investment Management, L.P., respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2012 (“Second Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services. In addition to the reimbursements paid to the Managing Owner, the Registrant pays a monthly fee, either directly or indirectly, to ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

The Trading Advisors and the Trading Vehicles

Registrant allocated its net assets amongst the following Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations being re-balanced quarterly:

Managed Account	Trading Program	Start Date	Termination Date
Eagle Trading Systems Inc. (“Eagle”)	Momentum Program	01/01/08	04/30/11
Ortus Capital Management Limited (“Ortus”)	Major Currency Program	01/01/08	12/31/11
Graham Capital Management, L.P. (“Graham”)	K4D-15V Program	01/01/08	12/31/10
GLC Ltd. (“GLC”)	Behavioral Trend and Directional Programs	07/01/09	3/31/10
Krom River Investment Management (Cayman) Limited (“Krom”)	Commodity Diversified Program	07/01/09	12/31/11
Crabel Capital Management, LLC (“Crabel”)	Two Plus Program	07/01/09	08/31/11
Tudor Investment Corporation (“Tudor”)	Tudor Quantitative Commodities Strategy	04/01/10	10/31/11
Paskewitz Asset Management, LLC (“Paskewitz”)	Contrarian Stock Index Program	04/01/10	12/31/11

Eagle, together with Ortus, Graham, GLC, Krom, Crabel, Tudor and Paskewitz, are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.”

Effective January 1, 2011, Registrant began transitioning its investments in direct Managed Accounts to accessing the Trading Advisors through the following segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company organized in series:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice GRM (“GRM”)*	Graham	K4D-15V Program	01/1/11	12/31/11
CTA Choice EAGL (“EAGL”)*	Eagle	Eagle Momentum Program	05/1/11
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11
CTA Choice TDRM (“TDRM”)*	Tudor	Tudor Quantitative Commodities Strategy	11/1/11	12/31/11
CTA Choice EGLG (“EGLG”)**	Eagle	Eagle Global Program	01/1/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12

*	Any loss carry forward from Registrant’s Managed Account was transferred over to Registrant’s member interest in the corresponding Affiliated Investment Fund.
**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation EGLG.

GRM, together with EAGL, CRABL-PV, KRM, TDRM, EGLG, ORT, SAXN, BLKW and BEAM are each referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds.”

The Managing Owner may terminate any current Managed Account agreement with a Trading Advisor or select new Trading Advisors including Affiliated Investment Funds, from time-to-time, in its sole discretion, in order to achieve the goals of the Registrant.

ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series. ClariTy charges the Registrant, within each of the Affiliated Investment Funds; a monthly managed account fee of 25 basis points of Registrants beginning of month allocated assets for providing certain administrative services.

Kenmar Global Investment Management LLC (“Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

	Effective October 1, 2010
Trading Advisor(4)	Management Fee%(1)	Incentive Fee%(2)

Ortus(3)	1.00	25.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	1.50	25.00
Paskewitz	1.00	25.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Registrant accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Registrant in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus are not effective until January 1, 2011.
(4)	As of January 1, 2012, Registrant transitioned from investments in direct managed accounts to accessing the trading advisors through CTA Choice’s managed account platform.

Through its investments in the Affiliated Investment Funds, Registrant now pays the following Trading Advisors management fees and incentive fees for achieving “New High Net Trading Profits,” in Registrant’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

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

Effective June 1, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, as administrator and AlphaMetrix 360, LLC Services Agreement with the Registrant was terminated effective close of business on May 31, 2011.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of revenue in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

The investments in Affiliated Investment Funds are reported in Registrants statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying affiliated investment funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investments in affiliated investment funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at June 30, 2012, $83,419,179 or 82.07% are classified as Level 1 and $18,227,250 or 17.93% as Level 2. Of the Registrant’s investments at December 31, 2011, $62,015,348 or 88.31% are classified as Level 1 and $8,207,427 or 11.69% as Level 2. There are no Level 3 investments at June 30, 2012 or December 31, 2011.

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

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2012 resulted in additional gross proceeds to Registrant of $193,923,378.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Second Quarter 2012

Subscriptions of Limited Interests and General Interests for the Second Quarter 2012 were $345,000 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2012 were $10,177,706 and $0, respectively.

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

Market Overview

Following is a market overview for Second Quarter 2012 and Second Quarter 2011:

Second Quarter 2012

The optimism that marked the opening quarter of 2012 rapidly faded in the second quarter amid renewed worries in Europe, the marked softening of US economic conditions, and the sharp deceleration in the major emerging economies. The relief provided by the ECB’s long-term refinancing operation (LTRO) proved short-lived. Spain’s rapidly worsening economy and its increasingly beleaguered banks raised worries in Europe. Sovereign spreads widened again. In the meantime, US economic data cooled in the second quarter, dousing hopes that had been raised during the winter months. Payroll employment gains dwindled, GDP growth for the first quarter came in below 2%, and the second quarter looked worse. Moreover, the consumer appeared to tire, with retail sales declining in each month of the second quarter. More striking was the sharp and unexpected weakness emanating from the emerging markets, notably the BRIC countries. China, India, and Brazil all showed steep deceleration in economic growth, industrial production, and credit extension.

Interest Rates: Treasuries experienced their biggest rally since the third quarter of 2011, amid a massive flight to safety worldwide. Yields across the yield curve fell, from the 5-year note to the long bond, although the yield on the 2-year note remained unchanged. The yield curve flattened. The 10-year yield declined 56 basis points to end the quarter at 1.67%. At one point during the quarter the 10-year yield fell below 1.50%, reaching a new record low. The 30-year yield also reached a new record low during the quarter. The yield fell 59 basis points to end the quarter at 2.76%. The 5-year too experienced a substantial decline in yield. The yield on the 5-year note dropped 32 basis points to 72 basis points, which was a record low. The Fed extended Operation Twist to the end of the year but otherwise left policy unchanged. The European Central Bank, the Bank of England, and the Bank of Japan all maintained status quo.

Currencies: The greenback rallied amid renewed flight to safety. The Dollar Index gained 3.3%, reaching the highest levels since August 2010. The euro dropped 4.99% against the dollar. The British Pound also declined, falling 1.87% against the greenback. The risk-off environment favored the yen, which gained 3.15%. Growing fears over global industrial production and lowering commodity prices caused the commodity currencies to decline; the Australian and the Canadian dollars fell 1.26% and 2.00%, respectively.

Indices: US equities lost ground in the second quarter. The losses were broad-based. Financials and energies were the top detractors. JP Morgan’s fiasco and European banking problems adversely affected the financials while plunging crude prices affected the energy sector. The Dow, the S&P 500, and NASDAQ fell 2.51%, 2.75% and 5.06%, respectively, for the quarter. European stocks too experienced broad-based declines. The STOXX 600, a broad measure of European equities, dropped 9.10%, in dollar terms. The CAC, the DAX and the FTSE 100 closed the quarter with losses of approximately 6.63%, 7.64%, and 3.42%, respectively. Asian markets were no different. The Nikkei plunged 10.68%, the Hang Seng fell 5.42%, and the Korean Kospi dropped 7.95%. The Australian All Ordinaries Index fell 6.44%.

Energies: Commodities experienced significant losses in the second quarter as global purchasing managers’ indexes showed that global industrial activity appeared to be weakening. While much of the commodity complex lost ground during the quarter, natural gas, lean hogs, wheat, soybean, and corn were the notable exceptions. Crude oil declined 19.26% during the quarter, and heating oil lost 17.04%. Gasoline dropped 19.37%. Natural gas on the other hand surged 31.23%, fueled by unexpectedly bullish storage data.

Metals: With central banks staying put, gold had no drivers and ended the quarter with a loss of 4.37%. Silver plummeted 16.67%. Base metal prices fell across the board. Copper, nickel, aluminum, and zinc recorded losses of 10.99%, 8.20%, 10.28%, and 6.48%, respectively.

Agriculturals/Softs and Grains: Grains were among the better performers within the agricultural complex, thanks to growing evidence of drought in the United States and extreme weather in some other parts of the world. Wheat, soybeans, and corn gained 12.48%, 6.46%, and 2.67%, respectively. Lean hogs surged 14.05%. The softs complex suffered sharp declines as did cotton.

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

Sector Performance

Due to the nature of Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which Registrant’s assets were allocated as of Second Quarter 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of Registrant’s direct and indirect trading results for the major sectors in which Registrant traded for the Second Quarter 2012 and 2011.

Second Quarter 2012

As of June 30, 2012, the allocation of Registrant’s assets, through its investments in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Currencies	27.78%
Energies	21.66%
Grains	7.61%
Indices	16.75%
Interest Rates	15.58%
Meats	1.04%
Metals	8.79%
Tropicals	0.79%

TOTAL	100.00%

Trading results for the major sectors in which Registrant indirectly traded for Second Quarter 2012 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the euro and Japanese yen. The majority of losses were experienced in the Canadian dollar and the Aussie dollar.

Energies: (-) Registrant experienced gains in heating oil and crude oil. Losses were incurred in gasoline, natural gas, gas oil, and brent crude.

Grains: (-) Registrant experienced gains in soybeans, corn, and rapeseed. Losses were incurred in wheat.

Indices: (-) Registrant experienced gains in the S&P MIB Index. The majority of its losses were incurred in the IBEX Plus 35 Index, S&P 500 Mini Index, and the Tokyo Stock Index.

Interest Rates: (+) Registrant experienced a majority of its gains in the London gilt, U.S. treasury note, Euribor, and Aussie 10-year rate. The majority of losses were experienced in sterling and the bund.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (-) Registrant experienced gains in aluminum, silver, and lead. The majority of losses were incurred in copper and gold.

Softs: (+) Registrant experienced gains in sugar and cocoa. Losses were experienced in coffee.

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

Second Quarter 2012

The Net Asset Value per Interest of Class I as of June 30, 2012 was $110.60, a decrease of $1.82 from the March 31, 2012 Net Asset Value of $112.42.

The Net Asset Value per Interest of Class II as of June 30, 2012 was $121.41, a decrease of $1.44 from the March 31, 2012 Net Asset Value of $122.85.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of June 30, 2012, as well as the allocation of Registrants assets to each Trading Advisor at June 30, 2012.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of June 30, 2012
Beginning UNAV	$117.27	Beginning UNAV	$127.60
BEAM	(1.36)	BEAM	(1.48)	13.97%
BLKW	(2.33)	BLKW	(2.54)	14.46%
CRABL-PV	0.41	CRABL-PV	0.45	15.23%
EAGL	(0.23)	EAGL	(0.25)	7.37%
EGLG	0.63	EGLG	0.68	7.38%
KRM	(0.52)	KRM	(0.57)	13.74%
ORT	(1.10)	ORT	(1.19)	14.03%
SAXN	(0.22)	SAXN	(0.24)	13.82%

Net Expenses	(1.96)	Net Expenses	(1.06)

ENDING UNAV	$110.60	ENDING UNAV	$121.41	100.00%

*	The above table is based on the effect for an investor who held the unit for the entire Year-to-Date 2012, and is based on the average contribution per trader and net expenses for the relevant class of shares.

Registrant’s average net asset level during the Second Quarter 2012 was approximately $126,329,000, a decrease of approximately $25,796,000 as compared to the Second Quarter 2011, primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for Class I and Class II for the Second Quarter 2012 was (1.62%) and (1.17%), respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total gains on investments before commissions and related fees for Second Quarter 2012 were approximately $186,000. Registrant losses from its investments in Affiliated Investment Funds was approximately $847,000.

Dividend income for the Second Quarter 2012 was approximately $288,000, a decrease of approximately $301,000, as compared to the Second Quarter 2011.

Brokerage Commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 was approximately $116,000, approximately the same amount as Second Quarter 2011.

Trading Advisor’s management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 were $337,000, a decrease of approximately $49,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Second Quarter 2012 were approximately $154,000, a decrease of approximately $40,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

ClariTy Managed Account fees for the Second Quarter 2012, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, were $81,000, a decrease of approximately $16,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Service Fees for the Second Quarter 2012 were approximately $499,000, a decrease of approximately $189,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the Second Quarter 2012 were approximately $322,000, a decrease of approximately $66,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 were approximately $158,000.

Managing Owner interest earned on investment funds for the Second Quarter 2012 was approximately $234,000, an increase of approximately $105,000 as compared to the Second Quarter 2011, primarily due to positive performance from the investment funds.

Operating expenses were approximately $180,000 for the Second Quarter 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $70,000 for the Second Quarter 2012.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2012.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector through its investments in Affiliated Investment Funds at June 30, 2012 and December 31, 2011. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At June 30, 2012 and December 31, 2011, Registrant had total capitalizations of approximately $120 million and $144 million, respectively.

	June 30, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$2,611,302	2.18%	$2,298,633	1.59%
Currencies	4,657,366	3.90%	4,519,030	3.12%
Commodities	6,688,135	5.59%	3,885,282	2.69%
Stock indices	2,808,971	2.35%	1,219,897	0.84%

Total	$16,765,774	14.02%	$11,922,842	8.24%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Second Quarter 2012 and 2011 based upon Registrant’s total average capitalization of approximately $126 million and $151 million, respectively.

	Second Quarter 2012		Second Quarter 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$2,772,734	2.20%	$2,175,882	1.44%
Currencies	5,845,021	4.63%	6,547,390	4.34%
Commodities	5,135,308	4.07%	3,806,204	2.52%
Stock indices	2,904,257	2.30%	4,237,217	2.81%

Total	$16,657,320	13.20%	$16,766,693	11.11%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on trading value at risk during the Second Quarter 2012, Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2011. Increases in trading value at risk were experienced across all sectors during Second Quarter 2012.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of June 30, 2012. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2012.

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

Prior to December 1, 2008 Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2012, all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 671,636.59 Units amounting to approximately $82,929,800.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2012
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 14, 2012
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)