Form 10-Q
period 2012-09-30
World Monitor Trust III - Series J
filed 2012-11-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (see Note 2)	$19,752,044	$69,314,843
Dividend receivable	0	50,972
Due from Affiliated Investment Funds	0	7,020,672
Investment in Affiliated Investment Funds, at fair value (cost $21,143,635 and $8,401,176 at September 30, 2012 and December 31, 2011, respectively)	21,004,565	8,207,427
Investment in securities, at fair value (cost $75,524,644 and $62,015,348 at September 30, 2012 and December 31, 2011, respectively)	76,087,999	62,015,348

Total assets	$116,844,608	$146,609,262

LIABILITIES
Accrued expenses payable	$179,670	$148,364
Interest payable to Managing Owner	50,409	0
Trading advisors’ incentive fees payable	0	180,647
Trading advisors’ management fees payable	0	35,884
Offering costs payable	30,130	25,016
Service fees payable (see Note 5)	174,321	201,379
Redemptions payable	2,886,254	795,582
Subscriptions received in advance	0	679,000

Total liabilities	3,320,784	2,065,872

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 905,005.800 and 1,074,594.786 Units outstanding at September 30, 2012 and December 31, 2011, respectively	100,642,041	126,022,812
Managing Owner’s Units - none and none Units outstanding at September 30, 2012 and December 31, 2011, respectively	0	0
Class II Units:
Unitholders’ Units – 104,695.368 and 145,147.530 Units outstanding at September 30, 2012 and December 31, 2011, respectively	12,881,783	18,520,578
Managing Owner’s Units - none and none Units outstanding at September 30, 2012 and December 31, 2011, respectively	0	0

Total unitholders’ capital (Net Asset Value)	113,523,824	144,543,390

Total liabilities and unitholders’ capital	$116,844,608	$146,609,262

NET ASSET VALUE PER UNIT
Class I	$111.58	$117.27

Class II	$123.04	$127.60

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012		December 31, 2011
	Net Unrealized Gain/ (Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)	Net Unrealized Gain/ (Loss) as a % of Members’ Capital	Net Unrealized Gain/(Loss)
Forward Contracts
Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.45%	648,171

Forward currency contracts sold:
Net unrealized (loss) on forward currency contracts sold	0.00%	$0	(0.45)%	(648,171)

Net unrealized gain/(loss) on forward currency contracts	0.00%	$0	0.00%	0

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds
JP Morgan Short Duration Bond (shares 2,300,966.650 and 2,831,751.050 at September 30, 2012 and December 31, 2011, respectively)	22.34%	$25,356,653	21.45%	$31,007,674

Fidelity Instl Shrt-Interm Govt (shares 2,494,139.120 and none at September 30, 2012 and December 31, 2011, respectively)	22.34%	$25,365,395	0.00%	$0

T. Rowe Price Short-Term Fund (shares 5,219,331.540 and 6,446,501.870 at September 30, 2012 and December 31, 2011, respectively)	22.34%	$25,365,951	21.45%	$31,007,674

Total investment in Securities (cost $75,524,644 and $62,015,348 at September 30, 2012 and December 31, 2011, respectively)	67.02%	$76,087,999	42.90%	$62,015,348

Investment in Affiliated Investment Funds:
Total investment in Affiliated Investment Funds (cost $21,143,635 and $8,401,176 at September 30, 2012 and December 31, 2011, respectively)	18.50%	$21,004,565	5.68%	$8,207,427

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Realized	$42,466	$(1,072,328)	$91,195	$4,604,303
Change in unrealized	265,684	1,367,489	563,355	(3,351,807)
Dividend income	252,092	230,009	852,599	1,418,433
Interest income	1,204	4,387	8,889	9,470

Net gain from trading investments	561,446	529,557	1,516,038	2,680,399

Net realized (loss) on investments in Affiliated Investment Funds	(3,858,155)	0	(3,788,602)	0
Net change in unrealized appreciation / depreciation on investments in Affiliated Investment Funds	5,906,431	2,106,877	54,679	(1,285,300)

Net gain (loss) from investments in Affiliated Investment Funds	2,048,276	2,106,877	(3,733,923)	(1,285,300)

Total gain (loss) on investments	2,609,722	2,636,434	(2,217,885)	1,395,099

EXPENSES
Interest expenses	0	97	1,440	97
Brokerage commissions	0	102,281	0	354,166
Management fees to Managing Owner	146,833	189,882	477,864	574,657
ClariTy Managed Account fees (see Note 4)	0	94,604	0	287,328
Managing Owner interest earned on investment funds (see Note 4)	280,094	62,760	578,933	382,673
Trading Advisors’ management fees	0	334,190	0	1,152,631
Trading Advisors’ incentive fees	0	68,928	0	915,027
Services fees - Class I Units (see Note 5)	487,425	646,408	1,532,354	2,004,634
Sales commission	297,258	379,763	977,681	1,149,313
Offering costs	66,356	82,886	207,224	252,843
Operating expenses	156,318	205,217	472,660	590,421

Total expenses (1)	1,434,284	2,167,016	4,248,156	7,663,790

Net income (loss)	$1,175,438	$469,418	$(6,466,041)	$(6,268,691)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net income (loss) per weighted average unitholder and Managing Owner Unit
Class I	$1.05	$0.31	$(5.93)	$(5.46)

Class II	$1.85	$0.95	$(4.76)	$(3.61)

Weighted average number of units outstanding - Class I	931,277.000	1,076,821.000	993,027.000	1,058,124.000

Weighted average number of units outstanding - Class II	106,475.000	144,146.000	121,932.000	136,702.000

(1)

Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and are a part of operating expenses during 2011, are now paid indirectly and are included in net gain (loss) from investments in Affiliated Investment Funds, starting January 1, 2012.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine months ended September 30, 2012
Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	0.000	$0	145,147.530	$18,520,578	0.000	$0	1,219,742.316	$144,543,390
Additions	15,976.621	1,864,200	0.000	0	2,524.264	314,000	0.000	0	18,500.885	2,178,200
Redemptions	(184,111.033)	(20,860,298)	0.000	0	(47,022.332)	(5,871,427)	0.000	0	(231,133.365)	(26,731,725)
Transfers	(4,454.574)	(499,226)	0.000	0	4,045.906	499,226	0.000	0	(408.668)	0
Net loss		(5,885,447)		0		(580,594)		0		(6,466,041)

Unitholders’ capital at September 30, 2012	902,005.800	$100,642,041	0.000	$0	104,695.368	$12,881,783	0.000	$0	1,006,701.168	$113,523,824

Nine months ended September 30, 2011
Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033
Additions	142,710.559	17,860,228	0.000	0	33,133.431	4,456,556	0.000	0	175,843.990	22,316,784
Redemptions	(92,026.528)	(11,433,882)	0.000	0	(12,490.697)	(1,698,469)	(1,993.033)	(269,455)	(106,510.258)	(13,401,806)
Net loss		(5,775,370)		0		(489,234)		(4,087)		(6,268,691)

Unitholders’ capital at September 30, 2011	1,084,153.154	$132,906,492	0.000	$0	145,951.161	$19,379,721	369.827	$49,107	1,230,474.142	$152,335,320

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

Series J allocated its net assets amongst the following Trading Advisor’s managed accounts (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations being re-balanced quarterly.

Managed Account	Trading Program	Start Date	Termination Date

Eagle Trading Systems Inc. (“Eagle”)	Momentum Program	01/01/08	04/30/11

Ortus Capital Management Limited (“Ortus”)	Major Currency Program	01/01/08	12/31/11

Graham Capital Management, L.P. (“Graham”)	K4D-15V Program	01/01/08	12/31/10

GLC Ltd. (“GLC”)	Behavioral Trend and Directional Programs	07/01/09	03/31/10

Krom River Investment Management (Cayman) Limited (“Krom”)	Commodity Diversified Program	07/01/09	09/30/11

Crabel Capital Management, LLC (“Crabel”)	Two Plus Program	07/01/09	08/31/11

Tudor Investment Corporation (“Tudor”)	Tudor Quantitative Commodities Strategy	04/01/10	10/31/11

Paskewitz Asset Management, LLC (“Paskewitz”)	Contrarian Stock Index Program	04/01/10	12/31/11

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Eagle, together with Ortus, Graham, GLC, Krom, Crabel, Tudor and Paskewitz, are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors”.

Effective January 1, 2011, Series J began transitioning its investments in direct Managed Accounts to accessing the Trading Advisors indirectly through segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company organized in series.

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

Redemptions from Series J are permitted on a monthly basis with no redemption charges applicable to either Class I or Class II units.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2012, the condensed statements of operations for the three months ended September 30, 2012 (“Third Quarter 2012”) and for the nine months ended September 30, 2012 (“Year-To-Date 2012”) and for the three months ended September 30, 2011 (“Third Quarter 2011”) and for the nine months ended September 30, 2011 (“Year-To-Date 2011”), and the condensed statements of changes in unitholders capital for the Year-To-Date 2012 and Year-To-Date 2011, are unaudited.

In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2012 and the results of its operations for the interim period Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying financial statements on a trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting agreement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

Investments in securities consist of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statements of changes in unitholders’ capital (net asset value) is provided.

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

Series J considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Level 2 investments in Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value. There are no Level 3 investments on September 30, 2012 or December 31, 2011, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$21,004,565	$0	$21,004,565
Investment in securities, at fair value	$76,087,999	$0	$0	$76,087,999

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$8,207,427	$0	$8,207,427
Investment in securities, at fair value	$62,015,348	$0	$0	$62,015,348

B.	Cash and Cash Equivalents

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2012, the Managing Owner has paid $2,587,895 in ongoing offering costs, of which $2,530,733 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2012, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $1,951,276 and $1,931,670, respectively. Of the $1,931,670 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

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

During the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

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

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	Three months ended September 30,		Nine months ended June 30,
	2012	2011	2012	2011
Management fees to Managing Owner	$146,834	$189,882	$477,864	$574,657
ClariTy Managed Account fees to affiliate	0	94,604	0	287,328
Managing Owner interest on investment funds payable	280,093	62,760	578,933	382,673
Operating expenses	43,085	68,447	173,194	148,686

	$470,012	$415,693	$1,229,991	$1,393,344

(1)	ClariTy Managed Account fees, which were paid directly to the Managing Owner during 2011, are now paid indirectly through its investments in Affiliated Investment Funds, starting January 1, 2012.

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of September 30, 2012 and December 31, 2011 were $56,564 and $68,447, respectively.

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

From October 1, 2010 to December 31, 2011, Series J paid a monthly managed account fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, Series J pays this fee indirectly through its investments in the Affiliated Investment Funds. For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011, the managed account fees earned, either directly or indirectly as discussed in Note 1, totaled $74,542, $94,604, $240,639 and $287,328, respectively.

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

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investment of non-margin assets. If at the end of any calendar year a loss has been incurred on the returns for the non-margin assets, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the non-margin asset’s income. For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To Date 2011, the Managing Owner’s portion of interest earned on the non-margin assets amounted to $280,094, $62,760, $578,933 and $382,673, respectively.

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

For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To Date 2011, the Service Fee – Class I Units is composed of the following:

	Third Quarter 2012	Year-to-Date 2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$527,702	$1,721,577
Initial up-front 2% sales commissions	0	23,704
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(40,278)	(212,927)

Total	$487,424	$1,532,354

	Third Quarter 2011	Year-to-Date 2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$663,457	$2,016,634
Initial up-front 2% sales commissions	112,088	369,604
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(129,137)	(381,604)

Total	$646,408	$2,004,634

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

Effective June 1, 2011, Series J replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company. AlphaMetrix 360, LLC’s Service Agreement with Series J was terminated effective close of business on May 31, 2011.

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

For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To Date 2011, Series J paid administration fees, either directly or indirectly within its investments in Affiliated Investment Funds as discussed in Note 1, of $38,721, $91,808, $127,531 and $260,926, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J’s investments in the Affiliated Investment Funds represents approximately 18.50% of the net asset value of Series J at September 30, 2012. The investments in the Affiliated Investment Funds are reported in Series J’s condensed statements of financial condition at their net asset value (fair value). Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s investments in Affiliated Investment Funds for the Year-To-Date 2012 and Year-To-Date 2011.

	Net asset value December 31, 2011	Purchases	(Loss)	Redemptions	Net asset value September 30, 2012
Investment in Affiliated Investment Funds	$8,207,427	$80,671,134	$(3,733,923)	$(64,140,073)	$21,004,565

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

	Net asset value December 31, 2010	Purchases	(Loss)	Redemptions	Net asset value September 30, 2011
Investment in Affiliated Investment Funds	$0	$30,415,675	$(1,285,300)	$(16,458,406)	$12,671,969

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

	Total Capital Commitment September 30, 2012	Net Asset Value September 30, 2012	Remaining Capital Commitment September 30, 2012
CTA Choice BEAM	$16,862,488	$4,665,081	$12,197,407
CTA Choice BLKW	15,901,890	2,176,800	13,725,090
CTA Choice CRABL-PV	15,078,233	3,390,272	11,687,961
CTA Choice EAGL	7,981,377	2,113,291	5,868,086
CTA Choice EGLG	9,228,330	1,363,165	7,865,165
CTA Choice KRM	17,330,004	1,952,837	15,377,167
CTA Choice ORT	17,212,585	4,357,382	12,855,203
CTA Choice SAXN	17,258,979	985,737	16,273,242

Total	$116,853,886	$21,004,565	$95,849,321

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J’s investments in the Affiliated Investment Funds are subject to the market and credit risks of securities held or sold short indirectly within the respective Affiliated Investment Fund (See Note 10). ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

	Prior to October 1, 2010
Trading Advisor*	Management Fee% (1)	Incentive Fee% (2)
Ortus	2.00	20.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	2.00	25.00
Paskewitz	2.00	20.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Indirectly through its investments in the Affiliated Investment Funds, Series J now pays the following Trading Advisors management fees and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

Affiliated Investment Fund	Management Fee%	Incentive Fee%
BEAM	1.00	20.00
BLKW	1.00	25.00
CRABL-PV	1.00	25.00
EAGL	1.50	25.00
EGLG	2.00	25.00
GRM *	2.00	20.00
KRM	1.50	25.00
ORT	1.00	25.00
SAXN	0.00	25.00
TDRM*	2.00	20.00

*	Series J fully redeemed from GRM and TDRM as of December 31, 2011.

For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To Date 2011, Series J paid management fees, either directly or indirectly within its investments in Affiliated Investment Funds as discussed in Note 1, of $311,755, $549,567, $1,020,929 and $1,636,137, respectively.

For the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To Date 2011, Series J paid incentive fees, either directly or indirectly within its investments in Affiliated Investment Funds as discussed in Note 1, of $360,993, $68,928, $597,064 and $916,827, respectively.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of September 30, 2012 and December 31, 2011, are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments. No derivative instruments were directly held by Series J as of September 30, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

The following presents the fair value of derivative contracts at September 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the condensed statements of financial condition.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

	September 30, 2012			December 31, 2011
Description	Assets	Liabilities	Net	Assets	Liabilities	Net
Forward Currency Contracts	$0	$0	$0	$648,171	$(648,171)	$0

Total gross fair value of derivatives	$0	$0	$0	$648,171	$(648,171)	$0

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011 is as follows:

	Trading Revenue for the		Trading Revenue for the
	Third Quarter 2012	Third Quarter 2011	Year-To-Date 2012	Year-To-Date 2011
Type of instrument
Commodities contracts	$0	$(783,407)	$0	$(643,715)
Currencies contracts	0	9,642	0	454,736
Energy contracts	0	(459,686)	0	(175,217)
Interest rate contracts	0	1,740,029	0	1,362,798
Metals contracts	0	1,290,445	0	1,096,870
Stock indices contracts	0	(1,183,486)	0	(1,798,314)
Purchases options on futures contracts	0	(428,520)	0	(237,784)
Written options on futures contracts	0	259.780	0	22,924
Forward currency contracts	0	31.632	0	609,250

Total	$0	$476,429	$0	$691,548

Line item in the condensed statements of operations
Realized	$0	$22,564	$0	$5,699,195
Change in unrealized	0	453,865	0	(5,007,647)

Total	$0	$476,429	$0	$691,548

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the Third Quarter 2011 and Year-To-Date 2011, the total number of closed futures contracts was 20,710 and 80,403, respectively, the total number of closed options on futures contracts was 1,283 and 4,924, respectively, and the average monthly notional value of forward currency contracts closed was $1,525,711,138 and $1,563,820,503, respectively.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options on futures contracts closed and settled in cash during the Third Quarter 2011 and Year-To-Date 2011. No derivative instruments were held directly by Series J during the Third Quarter 2012 and Year-To-Date 2012.

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

At September 30, 2012 and December 31, 2011, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series J’s futures commission merchants to secure assets of Series J related to foreign futures trading, which totaled $0 and $0 at September 30, 2012 and December 31, 2011, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2012, Series J had no open futures or forward currency contracts as Series J has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Third Quarter 2012, Third Quarter 2011, Year-To-Date 2012 and Year-To-Date 2011. This information has been derived from information presented in the financial statements.

	Class I		Class II
	Third Quarter	Year- To-Date	Third Quarter	Year- To-Date
	2012		2012
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$110.60	$117.27	$121.41	$127.60

Gain (loss) from operations:
Net realized and change in unrealized gain (loss) (1)	2.17	(2.51)	2.36	(2.77)
Interest income (1)	0.00	0.01	0.00	0.01
Dividend income (1)	0.24	0.76	0.27	0.84
Expenses (2)	(1.43)	(3.95)	(1.00)	(2.64)

Total gain (loss) from operations	0.98	(5.69)	1.63	(4.56)

Net assets value per Unit at end of period	$111.58	$111.58	$123.04	$123.04

Total Return	0.89%	(4.85)%	1.34%	(3.57)%

Supplemental data
Ratios to average net asset values:
Total loss from operations (3)	(4.22)%	(3.72)%	(2.39)%	(1.93)%

Interest income (2)	0.00%	0.01%	0.00%	0.01%

Dividend income (2)	0.86%	0.88%	0.86%	0.89%

Total expenses (2), (3)	5.08%	4.61%	3.25%	2.83%

Total returns are calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

(2)	Annualized.
(3)	Trading Advisor management, incentive and various other operating expenses charged indirectly within Series J’s investments in Affiliated Investment Funds are included in Total Return.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Third	Year-To-	Third	Year-To-
	Quarter	Date	Quarter	Date
	2011(5)		2011
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$122.28	$127.97	$131.81	$136.55

Gain (loss) from operations:
Net realized and change in unrealized gain (1)	1.95	0.02	2.10	0.04
Interest income (1)	0.00	0.01	0.00	0.01
Dividend income (1)	0.19	1.18	0.20	1.26
Expenses (1)	(1.83)	(6.59)	(1.33)	(5.08)

Total gain (loss) from operations	0.31	(5.38)	0.97	(3.77)

Net asset value per Unit at end of period	$122.59	$122.59	$132.78	$132.78

Total Return (4)
Total return before incentive fees	0.30%	(3.61)%	0.78%	(2.16)%
Incentive fee	(0.05)%	(0.59)%	(0.04)%	(0.60)%

Total return after incentive fees	0.25%	(4.20)%	0.74%	(2.76)%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees (2), (3)	(5.18)%	(4.93)%	(3.24)%	(2.96)%
Incentive fee (4)	(0.05)%	(0.61)%	(0.04)%	(0.61)%

Net investment loss after incentive fees	(5.23)%	(5.54)%	(3.28)%	(3.57)%

Interest income (3)	0.01%	0.01%	0.01%	0.01%

Dividend income (3)	0.61%	1.25%	0.60%	1.25%

Incentive fees (4)	0.05%	0.61%	0.04%	0.61%
Other expenses (3)	5.80%	6.19%	3.85%	4.22%

Total expenses	5.85%	6.80%	3.89%	4.83%

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

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees). This excludes the Trust’s proportionate share of income and expenses from investments in affiliated funds.
(3)	Annualized.
(4)	Not annualized (This represents incentive fees charged by the Trading Advisors for the 2011 periods presented).
(5)	Effective January 1, 2011, includes loss from Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of October 31, 2012:

	Total Capital Commitment October 30, 2012	Net Asset Value October 30, 2012	Remaining Capital Commitment October 30, 2012
Affiliated Investment Funds	$111,809,404	$19,286,324	$92,523,080

From October 1, 2012 through November 13, 2012, there were estimated redemptions of $4,369,143 effective for October 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2012 (“Third Quarter 2012”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing owner of World Monitor Trust III – Series J (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in Registrant. Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series. ClariTy charges the Registrant, within each of the Affiliated Investment Funds; a monthly managed account fee of 25 basis points of Registrants beginning of month allocated assets for providing certain administrative services.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the trading advisors. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

The Trading Advisors and the Trading Vehicles

Registrant allocated its net assets amongst the following Trading Advisor’s managed account (each a “Managed Account” and collectively, the “Managed Accounts”), with such allocations being re-balanced quarterly:

Managed Account	Trading Program	Start Date	Termination Date
Eagle Trading Systems Inc. (“Eagle”)	Momentum Program	01/01/08	04/30/11

Ortus Capital Management Limited (“Ortus”)	Major Currency Program	01/01/08	12/31/11

Graham Capital Management, L.P. (“Graham”)	K4D-15V Program	01/01/08	12/31/10

GLC Ltd. (“GLC”)	Behavioral Trend and Directional Programs	07/01/09	3/31/10

Krom River Investment Management (Cayman) Limited (“Krom”)	Commodity Diversified Program	07/01/09	09/30/11

Crabel Capital Management, LLC (“Crabel”)	Two Plus Program	07/01/09	08/31/11

Tudor Investment Corporation (“Tudor”)	Tudor Quantitative Commodities Strategy	04/01/10	10/31/11

Paskewitz Asset Management, LLC (“Paskewitz”)	Contrarian Stock Index Program	04/01/10	12/31/11

Eagle, together with Ortus, Graham, GLC, Krom, Crabel, Tudor and Paskewitz, are each referred to herein as a “Trading Advisor” and collectively referred to herein as the “Trading Advisors.”

Effective January 1, 2011, Registrant began transitioning its investments in direct Managed Accounts to accessing the Trading Advisors indirectly through the following segregated series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company organized in series:

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

	Effective October 1, 2010
Trading Advisor (4)	Management Fee% (1)	Incentive Fee% (2)
Ortus (3)	1.00	25.00
Eagle	2.00	25.00
Graham	2.50	25.00
GLC	2.00	25.00
Krom	1.50	25.00
Paskewitz	1.00	25.00
Crabel	1.00	25.00
Tudor	2.00	25.00

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Registrant accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Registrant in accordance with the applicable advisory agreement.
(3)	The change in fees for Ortus was not effective until January 1, 2011.
(4)	As of January 1, 2012, Registrant transitioned from investments in direct managed accounts to accessing the trading advisors through CTA Choice’s managed account platform.

Indirectly through its investments in the Affiliated Investment Funds, Registrant now pays the following Trading Advisors management fees and incentive fees for achieving “New High Net Trading Profits,” in Registrant’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

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

Effective June 1, 2011, the Registrant replaced AlphaMetrix 360, LLC with GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company. AlphaMetrix 360, LLC’s Service Agreement with the Registrant was terminated effective close of business on May 31, 2011.

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

The investments in Affiliated Investment Funds are reported in Registrants statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the condensed financial statements) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at September 30, 2012, $76,087,999 or 78.37% are classified as Level 1 and $21,004,565 or 21.63% as Level 2. Of the Registrant’s investments at December 31, 2011, $62,015,348 or 88.31% are classified as Level 1 and $8,207,427 or 11.69% as Level 2. There are no Level 3 investments at September 30, 2012 or December 31, 2011, nor any portion of the interim periods.

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

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2012 resulted in additional gross proceeds to Registrant of $193,923,378.

Limited Interests in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2012

Subscriptions of Limited Interests and General Interests for the Third Quarter 2012 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the Third Quarter 2012 were $7,180,271 and $0, respectively.

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

Commodities contracts presented directly or indirectly may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures, forward and option contracts, through its investments in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s unaudited condensed financial statements, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2012 and Third Quarter 2011:

Third Quarter 2012

The third quarter was marked by a dramatic turnaround in global financial markets sparked by bold actions of the ECB and turbocharged by the Fed’s announcement of open-ended quantitative easing (QE). Amid rising stress in the sovereign debt markets, the ECB President Mario Draghi came out and made a forceful statement committing the ECB to unlimited support for the sovereign bond markets in the eurozone. Meanwhile, the global economy continued to weaken in the third quarter. Global PMIs dropped to their lowest levels since 2009. In the United States, the economy outside of manufacturing actually showed some glimpses of life—notably in housing and auto sales. However, the expansion broadly remained lackluster and shaky, vulnerable to adverse developments. Europe remained stalled in its slump, with no sign of bottoming in the periphery countries. Emerging markets showed more broad-based signs of deceleration in economic growth. However, the softening global economic growth picture was overshadowed by the reduction of tail risk brought about by central bank actions, making risk assets soar.

Treasuries experienced a roller-coaster ride during the third quarter, but ended not far from where they began. Early in the quarter, amid a deepening crisis in the eurozone, Treasury yields plunged to new record lows. The yield on the 10-year fell below 1.40% in July, and the yield on the 30-year plummeted below 2.50%. However, Draghi’s announcement sparked a turnaround. Yields on the long end of the curve surged, with the 30-year rising past 3%. However, the spike proved short-lived, especially as the Fed extended its promise to keep rates low until 2015 and announced an open-ended QE. The yield curve steepened as rates fell at the shorter end of the curve. The 10-year yield edged down 2 basis points to end the quarter at 1.65%. The 30-year yield edged up by 6 basis points to reach 2.82%. The yield on the 5-year note dropped 10 basis points to 62 basis points, a new record low, and the yield on the 2-year note also declined by 10 basis points to 23 basis points. The ECB cut rates to 75 basis points. The Bank of England and the Bank of Japan maintained status quo.

The greenback declined as flight to safety receded, and QE added to the weakness. The Dollar Index declined 2.07%. The euro climbed 1.48%; however, this masks the sharp moves during the quarter. The British pound also gained against the dollar, rising 2.84%. Despite the risk-on environment, the yen actually rose 2.37% against the greenback. The commodity currencies gained as the QE boosted commodity prices. The Australian and the Canadian dollars appreciated 1.48% and 3.46%, respectively.

US equities experienced a solid rally in the third quarter. The gains were broad-based, although transportation was a notable exception. The Dow, the S&P 500, and NASDAQ gained approximately 9.69%, 6.35% and 6.17%, respectively, for the quarter. European stocks experienced even stronger rallies. The STOXX 600, a broad measure of European equities, surged 8.56%, in dollar terms. The CAC, the DAX and the FTSE 100 closed the quarter with gains of approximately 4.95%, 12.47%, and 3.07%, respectively. Asian markets were no different, although the Nikkei was an exception, declining 1.52%. The Hang Seng gained 7.20%, and the Korean Kospi increased 7.67%. The Australian All Ordinaries Index rose 6.55%.

Commodities experienced broad-based gains in the third quarter as the easing of monetary policy overcame global industrial weakness. Much of the commodity complex rallied, but lean hogs, sugar, and cotton were notable exceptions. Brent crude surged 15.46% during the quarter as the Iranian sanctions loomed over the market. Gasoline, heating oil, and natural gas outperformed crude oil, gaining 27.37%, 18.44%, and 17.56%, respectively.

With central banks’ accommodative policy, gold gained 10.85% and silver soared 25.88%. Base metal prices rose across the board. Copper, nickel, aluminum, and zinc recorded gains of 8.46%, 10.23%, 10.63%, and 11.97%, respectively.

Grains were among the better performers within the agricultural complex, as the drought continues to weigh on prospective supplies. Wheat, soybeans, and corn gained 19.62%, 4.49%, and 9.21%, respectively. Tropicals bucked the broader trend and experienced losses, with sugar leading the way with an 8.50% loss.

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

US equities suffered their biggest quarterly loss since the fourth quarter of 2008. The declines were broad-based. Financial and transportation led the way down. The Dow, the S&P 500®, and the Nasdaq® declined approximately 12.1%, 13.9% and 12.9%, respectively for the quarter. European stocks fared much worse. The STOXX 600®, a broad measure of European equities, plunged 23.3%, in dollar terms. The CAC, the DAX® and the FTSE 100® closed the quarter with losses of approximately 25.4%, 25.1%, and 13.7%, respectively. Asian markets were hard hit as well. The Nikkei declined 11.4%, the Hang Seng dropped 21.5%, and the Kospi® fell 15.8%. The Australian All Ordinaries Index declined 12.7%.

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

Sector Performance

Due to the nature of Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which Registrant’s assets were allocated as of Third Quarter 2012 and Third Quarter 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of Registrant’s direct and indirect trading results for the major sectors in which Registrant traded for the Third Quarter 2012 and Third Quarter 2011.

Third Quarter 2012

As of September 30, 2012, the allocation of Registrant’s assets indirectly, through its investments in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Currencies	37.25%
Energies	14.24%
Grains	9.96%
Indices	17.80%
Interest Rates	10.95%
Meats	1.15%
Metals	7.90%
Tropicals	0.75%

TOTAL	100.00%

Trading results for the major sectors in which Registrant indirectly traded for Third Quarter 2012 were as follows:

Currencies: (+) The Registrant experienced the majority of its gains in the Canadian dollar, the euro, and the Swiss franc. The majority of the losses were experienced in the Australian dollar and the British pound.

Interest Rates: (+) The Registrant experienced a majority of gains in the bund, the London gilt, and the eurodollar. The majority of the losses were incurred in the Australian 10-year bond, the Australian 3-year bond, and the U.S. Treasury bond.

Indices: (+) The Registrant experienced gains in the DAX, the S&P 500 Mini Index, and the NASDAQ E-mini. The majority of the losses were incurred in the FTSE MIB Index, the Nikkei Index – Osaka, and the Heng Seng.

Energies: (-) The Registrant experienced the majority of its gains in heating oil, gas oil, and brent crude. Losses were incurred in gasoline RBOB futures, natural gas, and crude oil.

Metals: (+) The Registrant experienced the majority of its gains in gold and platinum. Losses were incurred in copper, palladium, and silver.

Grains: (+) The Registrant experienced the majority of its gains in soybean meal, soybeans, and corn. The majority of losses were experienced in wheat.

Softs: (-) The Registrant experienced losses in coffee and sugar.

Meats: (-) The Registrant experienced losses in live cattle.

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

Third Quarter 2012

The Net Asset Value per Interest of Class I as of September 30, 2012 was $111.58, an increase of $0.98 from the June 30, 2012 Net Asset Value of $110.60.

The Net Asset Value per Interest of Class II as of September 30, 2012 was $123.04, an increase of $1.63 from the June 30, 2012 Net Asset Value of $121.41.

The following table discloses each trading advisors’ contribution to the Net Asset Values of Class I and Class II as of September 30, 2012, as well as the allocation of Registrants assets to each Trading Advisor at September 30, 2012.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30, 2012
Beginning UNAV	$117.27	Beginning UNAV	$127.60
BEAM	(1.08)	BEAM	(1.18)	14.82%
BLKW	(2.18)	BLKW	(2.37)	14.26%
CRABL-PV	(0.43)	CRABL-PV	(0.46)	14.15%
EAGL	0.10	EAGL	0.11	7.04%
EGLG	1.99	EGLG	2.16	7.13%
KRM	(0.21)	KRM	(0.23)	14.17%
ORT	(0.64)	ORT	(0.69)	14.19%
SAXN	0.04	SAXN	0.04	14.24%

Net Expenses	(3.28)	Net Expenses	(1.94)

ENDING UNAV	$111.58	ENDING UNAV	$123.04	100.00%

*	The above table is based on the effect for an investor who held the unit for the entire Year-to-Date 2012, and is based on the average contribution per trader and net expenses for the relevant class of shares.

Registrant’s average net asset level during the Third Quarter 2012 was approximately $117,427,000, a decrease of approximately $33,612,000 as compared to the Third Quarter 2011, primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for Class I and Class II for the Third Quarter 2012 was 0.89% and 1.34%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total gains on investments before commissions and related fees for Third Quarter 2012 were approximately $308,000.

Registrant’s total gains from its investments in Affiliated Investment Funds were approximately $2,048,000.

Dividend income for the Third Quarter 2012 was approximately $252,000, an increase of approximately $22,000, as compared to the Third Quarter 2011.

Brokerage Commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were approximately $117,000 a increase of approximately $15,000 as compared to the Third Quarter 2011.

Trading Advisor’s management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were $312,000, an decrease of approximately $22,000 as compared to the Third Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Third Quarter 2012 were approximately $147,000, a decrease of approximately $43,000 as compared to the Third Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Third Quarter 2012 were approximately $361,000.

ClariTy Managed Account fees for the Third Quarter 2012, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, were $75,000, a decrease of approximately $20,000 as compared to the Third Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Service Fees for the Third Quarter 2012 were approximately $487,000, a decrease of approximately $159,000 as compared to the Third Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the Third Quarter 2012 were approximately $297,000, a decrease of approximately $83,000 as compared to the Third Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on investment funds for the Third Quarter 2012 was approximately $280,000, an increase of approximately $217,000 as compared to the Third Quarter 2011.

Operating expenses were approximately $156,000 for the Third Quarter 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $66,000 for the Third Quarter 2012.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2012.

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

Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through the CTA Choice Segregated Series and its commodity broker. Management fees payable by Registrant to the Trading Advisors through the CTA Choice Segregated Series and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through the CTA Choice Segregated Series are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statements of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 to Registrant’s financial statements for the year ended December 31, 2011, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector through its investments in Affiliated Investment Funds at September 30, 2012 and December 31, 2011. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At September 30, 2012 and December 31, 2011, Registrant had total capitalizations of approximately $114 million and $144 million, respectively.

	September 30, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,014,984	1.77%	$2,298,633	1.59%
Currencies	6,849,867	6.03%	4,519,030	3.12%
Commodities	6,254,515	5.51%	3,885,282	2.69%
Stock indices	3,276,032	2.89%	1,219,897	0.84%

Total	$18,395,398	16.20%	$11,922,842	8.24%

The following table presents the average trading value at risk of Registrant’s open positions by market sector for Third Quarter 2012 and 2011 based upon Registrant’s total average capitalization of approximately $118 million and $151 million, respectively.

	Third Quarter 2012		Third Quarter 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,302,199	1.96%	$1,233,466	0.82%
Currencies	5,982,701	5.09%	5,682,393	3.78%
Commodities	5,714,538	4.86%	5,714,403	3.80%
Stock indices	2,850,564	2.42%	3,367,530	2.24%

Total	$16,850,003	14.33%	$15,997,792	10.64%

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

Based on the trading value at risk at September 30, 2012, the Registrant experienced an increase across all sectors in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2011. Increases in the average trading value at risk, relative to average capitalization levels, were also experienced across all sectors during the Third Quarter as compared with the Third Quarter 2011.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors through the CTA Choice Segregated Series, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisors through the CTA Choice Segregated Series if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Registrant.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of September 30, 2012. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2012.

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

Prior to December 1, 2008 Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2012, all sales of interest qualify as unregistered sales due to Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 671,636.59 Units amounting to approximately $82,929,800.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10- K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.,
its Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2012
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 14, 2012
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)