Form 10-K
period 2012-12-31
World Monitor Trust III - Series J
filed 2013-03-25
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of June 30, 2012 is $119,528,657.

As of March 1, 2013 there were 881,821.7544 Unitholders’ Units outstanding.

WORLD MONITOR TRUST III – SERIES J

(a Delaware Business Trust)

PART I

ITEM 1. BUSINESS

General

World Monitor Trust III (the “Trust”) was formed as a Delaware Statutory Trust on September 28, 2004, with separate series (each, a “Series”) of units of beneficial interest (“Units”). Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances). The trustee of the Trust is Wilmington Trust Company. The Trust’s fiscal year for book and tax purposes ends on December 31.

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) ([see Note 5 of Registrant’s financial statements included in its Annual Report for the year ended December 31, 2012 (“Registrant’s 2012 Annual Report”)], which is filed as an exhibit herewith).

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

Managing Owner and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., “Kenmar Preferred” or the “Managing Owner”) is the Managing Owner of the Registrant.

Kenmar Preferred has been the Managing Owner of Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in Registrant.

Registrant reimburses the Managing Owner for services it performs for Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Advisors and the Trust and other administrative services. Effective October 1, 2010 Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P. (formerly Clarity Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that Registrant’s Units are no longer to be publicly offered and are only to be available on a private placement basis to accredited investors pursuant to Regulation D under the Securities Act of 1933 (the “Securities Act”). This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are accredited investors. Current investors that are not accredited investors are not required to redeem their current Units, but are not able to purchase additional Units.

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

The Advisors and the Trading Vehicles

The Trust allocates its assets to commodity trading advisors (each, an “Advisor” and collectively, the “Advisors”). Each Advisor manages the portion of the assets of the Trust allocated to such Advisor and makes the trading decisions in respect of the assets allocated to such Advisor. The Managing Owner may terminate any current Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Owner may determine to access certain Advisors through separate investee pools.

In general, the Trust expects to access the Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. As of December 1, 2012, the Trust allocates approximately one-seventh of its net assets (“Allocated Assets”) to each of the following CTA Funds:

•

CTA Choice BEAM, managed by Bayesian Efficient Asset Management, LLC (“BEAM”), pursuant to its BEAM Multi-Strategy Program, which is a systematic, technical, and fundamentally based financials and commodities program;

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. “Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice GLAGS, managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

•

CTA Choice HKSB, managed by Hawksbill Capital Management (“Hawksbill”), pursuant to its Global Diversified Program, which is a primarily systematic, technically-based, trend-following diversified program;

•	CTA Choice ORT, managed by Ortus Capital Management Limited (“Ortus”), pursuant to its Currency Program, which is a systematic, fundamentally based currency program;

•	CTA Choice RDOK, managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

•	CTA Choice SAXN, managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

BEAM’s Multi-Strategy Program is a global multi-asset class systematic investment strategy which combines the existing strategies of BEAM; i.e. Bond and FX, FX, SBF and Commodities. The program typically has low correlations to other active and passive investment programs because of its use of proprietary Bayesian formulation to forecasting, portfolio optimization and risk management. The program incorporates forecasting errors into its learning process and makes adjustments in the portfolio to adapt to structural changes in the markets. It is designed to provide portable scalable alpha with superior risk-adjusted long-term returns. The portfolio takes positions in futures for stock indices, bonds, currencies, and commodities (energy complex).

Eagle’s Global Program is a technical, trend-following system developed, based on Eagle’s extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets—currencies, fixed income, energies, commodities and stock indices—that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle Global analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to attempt to limit downside risk. Currently, Eagle Global covers 37 commodities, currencies, and global markets.

Global’s Discretionary Trading Program primarily, but not exclusively, trades futures on agricultural markets, primarily grains and oilseeds and the associated options on these markets. Global is aware of the “randomness” of markets. However, it is Global’s belief that fundamentals determine the eventual movement of a particular market towards a price, either higher or lower than currently observed. It is for this reason that Global relies heavily on analyzing each market “fundamentally” and developing a trading strategy to complement the analysis. As price discovery takes place, Global monitors a host of market inputs that it deems very important. Some of these include energy and currency values, domestic and international freight values, underlying cash values associated with futures markets, as well as political events in both importing and exporting countries that can have a substantive effect on global trade flows.

Hawksbill’s Global Diversified Program comprises a number of technical, trend-following trading systems, money management rules and Hawksbill’s overall trading experience and judgment regarding various market factors and conditions. Hawksbill’s objective is to achieve appreciation of its clients’ assets through speculative trading of commodity interests. Hawksbill primarily engages in trading futures contracts on U.S. and non-U.S. exchanges, including EFP transactions in foreign currencies. Hawksbill may also trade options on futures, forward contracts on commodities and currencies, cash currencies and may engage in transactions in physical commodities, including EFPs, in addition to EFPs in foreign currencies. An EFP is a transaction in which a cash or spot market position (which may be a forward contract) is exchanged for a comparable futures position.

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

Red Oak’s Fundamental Trading Program is driven by fundamentals: specifically, its strategy is grounded in Red Oak’s principals’ experience in and knowledge of the different commodity and commodity-related markets and the various fundamental factors which affect each of such markets. Thus, unlike many trading strategies now being employed by managed futures professionals, Red Oak’s approach is neither technically-based nor trend-following. Fundamental analysis, in general, is based on a study of factors external to the markets in predicting future prices. Such factors might include, among other things, supply and demand factors for a particular commodity, the economy of a particular country, government policies, domestic and foreign political and economic events and changing trade prospects. Fundamental analysis is premised on the concept that market prices frequently may not reflect (on a real time basis) the actual value of a commodity, although such value will eventually determine price levels.

Saxon’s Aggressive Diversified Program is primarily “trend following;” to this end, Saxon combines multiple rigorously researched systems to trade a diversified portfolio of futures worldwide. Saxon currently trades over 50 commodity interests on 13 exchanges in 6 countries; commodities traded included currencies, financials, softs, metals, grains, the meat complex and energy products. Through the use of proprietary money management techniques, Saxon seeks to further optimize returns. In addition, Saxon believes that the development of a trading system is an ongoing process; consequently, Saxon commits substantial resources to researching, developing and implementing improved trading techniques, money management principles and statistical analysis.

The Futures Clearing Broker

UBS Securities LLC serves as futures clearing broker to the Registrant. In its capacity as futures clearing broker, UBS Securities executes and clears the Registrant’s futures and options transactions and performs certain administrative services for the Registrant.

The Foreign Exchange Prime Broker

UBS AG Inc. serves as foreign exchange prime broker to the Registrant. In its capacity as foreign exchange prime broker, UBS AG clears the Registrant’s foreign exchange forward transactions and performs certain administrative services for the Registrant.

The Administrator

GlobeOp Financial Services, L.L.C. (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Registrant’s Net Asset Value at the beginning of each month (See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2012 (the “Registrant’s 2012 Annual Report”), which is filed as an exhibit hereto).

“Net Asset Value” is the total assets in the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investments in the CTA Funds, indirectly pays a monthly managed account fee in the amount of 1/12 of 0.25% of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Advisors.

Advisors’ Fees

Registrant indirectly, through its investments in the Affiliated Investment Funds, pays each Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

	Effective December 1, 2012
	Management	Incentive
Advisor	Fee	Fee
BEAM	1.00%	20.00%
Eagle	2.00%	25.00%
Global	2.00%	20.00%
Hawksbill	0.00%	25.00%
Ortus	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

“New High Net Trading Profits” (for purposes of calculating an Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter, or the Incentive Measurement Date, and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Advisor’s trading activities and the Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Advisor.

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior quarters must be recouped before New High Net Trading Profits can again be generated.

If a withdrawal or distribution occurs or if an Advisor’s advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Advisor will be reduced in the same proportion that the value of the assets allocated away from the Advisor comprises of the value of the assets allocated to the Advisor prior to such allocation away from the Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. These activities are charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the trading advisor on behalf of the Registrant, The Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the trading advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) Registrant meetings and preparing, printing and mailing of proxy statements and reports to Members, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

Extraordinary Fees and Expenses

The Registrant pays all its extraordinary fees and expenses, if any, and its allocable portion of all extraordinary fees and expenses of the Registrant generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are fees and expenses that are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses that are not currently anticipated obligations of the Registrant or of managed futures funds in general, such as the payment of partnership taxes or governmental fees associated with payment of such taxes. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses. Any fees and expenses imposed on the Registrant due to the status of an individual shall be paid by such individual or the Registrant, not the Managing Owner.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as Registrant.

Registrant is an open-end fund, which solicits the sale of additional Units on a monthly basis until the maximum amount of Units being offered by Registrant have been sold. As such, Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that an Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in [Notes 3, 4, 5, 6 and 8 of Registrant’s 2012 Annual Report] which is filed herein.

Financial Information about Segments

Registrant’s business constitutes only one segment for financial reporting purposes. Registrant does not engage in the production or sale of any goods or services. The objective of Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about Registrant’s business, as of December 31, 2012, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

The Registrant files an Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (the “SEC”). You may read and copy any document filed by the Registrant at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website; however, the Registrant’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Registrant’s CIK number is 0001345991.

ITEM 1A. RISK FACTORS

(1) Loss of Capital; No Guarantee of Profit

All investments risk the loss of capital. While the Managing Owner believes that the Trust’s investment program may moderate this risk to some degree through a diversification of investment strategies and markets used by the Advisors to which the Trust will allocate assets, no guarantee or representation is made that the Trust’s program will be successful or that Unitholders will not lose some or all of their investment in the Trust. The Trust’s investment program includes the selection of Advisors who utilize such investment techniques as short sales, leverage, uncovered option transactions, and limited diversification, which practices can, in certain circumstances, maximize the adverse impact on invested assets.

(2) Speculative and Volatile Markets and Highly Leveraged Trading

The markets in which the Trust directly and indirectly trades are speculative, highly leveraged and involve a high degree of risk. Each Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Trust will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Supply and demand for investments change rapidly and are affected by a variety of factors, including interest rates, rates of inflation and general trends in the overall economy or particular industrial or other economic sectors. Government actions, especially those of the Federal Reserve Board and other central banks, have a profound effect on interest rates that, in turn, affect the price of investments. In addition, a variety of other factors that are inherently difficult to predict, such as domestic and international political developments, governmental trade and fiscal policies, monetary and exchange control programs, currency devaluations and revaluations; and emotions of the marketplace, patterns of trade and war or other military conflict can also have significant effects on the markets. None of these factors can be controlled by the Advisors. Advisors may have only limited ability to vary their portfolios in response to changing economic, financial and investment conditions. No assurance can be given as to when or whether adverse events might occur which could cause significant and immediate loss in value of the Trust. Even in the absence of such events, trading investments can quickly lead to large losses. No assurance can be given that the advice of the Advisors will result in profitable trades for the Trust or that the Trust will not incur substantial losses.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of the Trust by allocating notional equity to one or more of its Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit such Advisor(s) to trade the account of the Trust as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to an Advisor, the Managing Owner has no current plans to do so.

(3) Past Performance

Each Advisor selected by the Managing Owner to manage the assets of the Trust has a performance history through the date of its selection. You should not rely on the Advisors’ or the Managing Owner’s performance record to date for predictive purposes. You should not assume that any Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Trust that is comparable to that Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Units at different times, you may experience a loss on your Units even though the Series as a whole is profitable and even though other investors in the Series experience a profit. The past performance of the Series may not be representative of your investment experience in it.

(4) Importance of General Market Conditions to Profitability

General economic and business conditions may affect an Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of investor participation in the financial markets for both equities and interest-sensitive investments may affect the value of investments purchased by the Trust. Unexpected volatility or illiquidity in the markets in which the Trust, directly or indirectly, holds positions could impair the Trust’s ability to carry out its business or cause it to incur losses. Moreover, although there can be no assurance that they will, certain Advisors trade profitably during periods when major price movements occur. Such movements generally occur in any given market only infrequently, and during periods of static or “whipsaw” markets it is unlikely that those Advisors will achieve profits for the Trust.

(5) Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

The Trust is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to each Advisor based on such Advisor’s profitability and not on the profitability of the Trust as a whole. Such fees and expenses include asset-based fees of up to 5.50% per annum for Class I Unitholders and up to 3.50% per annum for Class II Unitholders, which includes the Managing Owner’s Management Fee of 0.50%, the Advisors’ weighted average Base Fee of 1.14% (although the actual Base Fee for a particular Advisor may be lower or higher than 1.14% per annum and may be as much as 2.00% per annum), the Selling Agent’s Sales Commission of 1.00%, Organization and Offering Expenses of up to 0.50% and, in the case of Class I, the Service Fee of 2.00% (although the actual Service Fee may be higher or lower, and is currently estimated to be 1.61%). In addition, the Trust is indirectly subject to incentive fees generally equal to 20% of net profits on a cumulative high water mark basis although the actual incentive fee for a particular Advisor may be lower or higher than 20% and may be as much as 25%. The Advisors’ fees are based on a variety of factors, including the fees an Advisor charges to other clients.

The Trust is also subject directly or indirectly to brokerage fees and administrative expenses. On the Trust’s forward trading, bid-ask spreads are incorporated into the pricing of the Trust’s forward contracts by its counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the bid-ask spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of the Trust (including the higher Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

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

BEAM, Eagle, Hawksbill and Saxon employ technical programs.

(7) Possible Effects of Other Trend-Following Systems

Trading strategies employing trend-following signals based on technical analysis are not new, and, if many traders in addition to the Advisors follow very similar strategies, a bunching of buy and sell orders could occur. It is possible that there has been an increase in recent years in both the use of trend-following strategies and the overall volume of trading and liquidity of the futures markets. Consequently, it is difficult to determine whether the total amount of funds traded on a trend-following basis, either for futures or securities as a whole or for a particular futures or security is greater in proportion to the overall volume and liquidity of the futures or securities markets than in the past. The effect of the increase, if any, in the proportion of funds traded pursuant to trend-following strategies in recent years cannot be predicted. Any such increase, however, could alter trading patterns or affect execution of trades to the detriment of the Trust.

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

Global and Red Oak employ discretionary programs. The other Advisors are not currently employing a discretionary strategy on behalf of the Trust, although each reserves the right to make discretionary decisions.

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

The programs utilized by BEAM, Eagle, Hawksbill, Ortus, and Saxon are systematic trading strategies.

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

(11)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Because futures, forwards and options have historically been non-correlated to the performance of other asset classes such as stocks and bonds, the Managing Owner believes that managed futures funds like the Trust can diversify a traditional portfolio of equities and bonds. However, the Managing Owner cannot assure you that the Trust will perform with a significant degree of non- or low-correlation to Unitholders’ other investments in the future.

Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, the Trust can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset your losses from other investments.

(12) Broad Indices May Perform Quite Differently From Individual Investments

The concepts of overall portfolio diversification and non-correlation of asset classes are generally discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index, and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the Barclay CTA Index is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of advisors and not of a single fund or advisor. Therefore, the performance of the Trust will be different than that of the Barclay CTA Index and the Barclay Currency Index.

(13) Effectiveness of Risk Reduction Techniques

Advisors may employ various risk reduction strategies designed to minimize the risk of their trading positions. A substantial risk remains, nonetheless, that such strategies will not always be possible to implement and even when possible will not always be effective in limiting losses. If an Advisor analyzes market conditions incorrectly, or employs a risk reduction strategy that does not correlate well with an Advisor’s investments, such risk reduction techniques could result in a loss, regardless of whether the intent was to reduce risk or increase return. These risk reduction techniques may also increase the volatility of the Trust and/or result in a loss if the counterparty to the transaction does not perform as promised.

(14) Volatility

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Price movements of futures and forward contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Financial instrument and foreign currency futures prices are influenced by, among other things, interest rates, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions, and currency devaluations and revaluations. Consequently, you could lose all or substantially all of your investment in the Trust.

(15) Low Margin

Because low margin deposits are normally required, an extremely high degree of leverage is obtainable in futures trading. In addition, certain of the Advisors may trade using leverage through borrowing. Consequently, a relatively small price movement in a futures contract may result in immediate and substantial losses. Thus, like other highly leveraged investments, any purchase or sale of a futures contract may result in losses that substantially exceed the amount invested, although Unitholders will not be liable for losses that exceed their investment in the Trust.

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

(17)	Because the Trust Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while the Trust trades unprofitably.

(18) Trading on non-U.S. Exchanges and Currency Exchange Rate Fluctuations

Certain of the Advisors are expected to engage in some or all of its trading on non-U.S. exchanges and other markets located outside of the United States (“Foreign Markets”). Trading in such Foreign Markets is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. There is no limit to the percentage of Trust assets that may be committed to trading on Foreign Markets. Neither CFTC regulations nor regulations of any other U.S. governmental agency apply to the actual execution of transactions on Foreign Markets. Some Foreign Markets, in contrast to domestic exchanges, are “principals’ markets” in which performance is the responsibility only of the individual member with whom the trader has entered into a futures transaction and not of the exchange or clearing corporation. Due to the absence of a clearing house system on certain Foreign Markets, such markets are significantly more susceptible to disruptions than are U.S. exchanges and, therefore, trading thereon potentially is subject to greater risks than trading in the United States. In the case of trading on non-U.S. exchanges, the Trust will be subject to the risk of the bankruptcy or other inability of, or refusal by, such member or the counterparty to perform with respect to such transactions. Any such failure could subject the Trust to substantial losses or substantial reductions of the profits they might otherwise have realized. The Trust also may not have the same access to certain trades as do various other participants in non-U.S. markets. Investors could incur substantial losses from trading in Foreign Markets by the Trust to which such investors would not have been subject had the Advisors limited their trading to U.S. markets.

Furthermore, because the Trust will make Net Asset Value determinations in U.S. dollars, with respect to trading on Foreign Markets the Trust will be subject to the risk of fluctuation in the exchange rate between the local currency and dollars and to the possibility of exchange controls. Unless the Trust hedges itself against fluctuations in exchange rates between the U.S. dollar and the currencies in which trading is done on such Foreign Markets, any profits which the Trust might realize in such trading could be eliminated as a result of adverse changes in exchange rates and the Trust could even incur losses as a result of any such changes.

Although the CFTC is prohibited by statute from promulgating rules which govern in any respect any rule, contract term, or action of any foreign futures exchange, the CFTC has adopted regulations to regulate the sale of foreign futures contracts and foreign options within the United States. These regulations may restrict the Trust’s access to Foreign Markets by limiting the activities of certain participants in such markets with whom the Trust could otherwise have traded.

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Advisor/ Program	Approximate Percentage/ Range
CTA Choice BEAM: BEAM Multi-Strategy Program	50%
CTA Choice EGLG: Eagle Global Program	30-40%
CTA Choice GLAGS: Global Ag Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	25%
CTA Choice ORT: Ortus Currency Program	0%
CTA Choice RDOK: Red Oak Fundamental Trading Program	5-35%
CTA Choice SAXN: Saxon Aggressive Diversified Program	30%

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

(19) Failure or Lack of Segregation of Assets May Increase Losses

The CEA requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

In the event of an FCM’s, bankruptcy, the Trust may recover a pro-rata share or none of its assets.

(20) New Futures Contracts

As described above, only those futures designated by the CFTC may be traded on U.S. futures exchanges. Periodically, additional futures contracts may be designated as approved futures contracts by the CFTC or other foreign regulatory authorities. The Advisors may determine that it is appropriate to trade in such new futures contracts on behalf of the Trust. Because such futures contracts will be new, there can be no assurance that the trading strategies of the Advisors will be applicable to any new futures contracts in which such Advisors choose to trade. The markets in new futures contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. This presents both significant profit potential and a corresponding high risk potential.

(21) Exchanges for Physicals

The Advisors may engage in exchanges for physicals. The CFTC and certain exchanges have from time to time examined the propriety under their regulations of transactions involving exchanges for physicals. The Advisors in the future may be prevented from making use of this trading technique for the Trust.

(22) Futures Risk Disclosure

Futures trading is speculative. Price movements of futures contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Changing crop prospects occasioned by unexpected weather or damages by insects and plant diseases make it difficult to forecast supplies of agricultural commodities. Similarly, demand is also difficult to forecast due to such factors as variable world production patterns, unexpected purchases by foreign countries and continued changes in domestic needs. Financial instrument futures prices are influenced primarily by changes in interest rates. Foreign currency futures prices are influenced by, among other things, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions and currency devaluations and revaluations. In addition, in the event that an Advisor with which the Trust invests trades on foreign exchanges, unless such entity hedges itself against fluctuations in the exchange rate between the United States dollar and the currencies in which trading is done on some foreign exchanges, any profits which it might realize in trading on such exchanges could be eliminated by adverse changes in the exchange rate or it could incur losses as a result of any such fluctuations.

(23) Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Advisors (Eagle and Ortus, in particular) will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. Certain other Advisors (Ortus, for example) may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Certain other Advisors (such as Eagle, Hawksbill, Red Oak, BEAM and Saxon) may trade foreign exchange through futures and/or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(24) Options Trading

Certain of the Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. An option on an investment gives the purchaser of the option the right but not the obligation to take a position at a specified price (the “striking,” “strike” or “exercise” price) in an investment. A “call” option gives the purchaser the right (but not the obligation) to buy the Underlying Interest during a certain period of time for a fixed price. A “put” option gives the purchaser the right (but not the obligation) to sell the Underlying Interest during a certain period of time for a fixed price. An option is purchased for its intrinsic value, if any, plus a premium, representing the time value of that option. Unless the price of the Underlying Interest increases in the case of a call option (or decreases in the case of a put option) by at least the time value of that option, the Trust may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before the Trust would recover the entire amount of such premium.) Conversely, if an Advisor sells an option (whether a call or a put), the Trust will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the Underlying Interest in the event the option is assigned. The seller (or “writer”) of an option is obligated to take a position at a specified price opposite to the option buyer if the option is exercised. Thus, in the case of a call option, the seller must be prepared to sell the underlying investment at the strike price if the buyer should exercise the option. A seller of a put option, on the other hand, stands ready to buy the underlying investment at the strike price. A trader who sells options may be subject to loss in an amount equal to (or, on rare occasions, greater than) the entire price movement that occurs in the Underlying Interest (less any premium received) from the date he/she sold the option until the date he liquidates such position.

Both the purchasing and selling of call and put options entail risks. For the purchaser of an option, unless the price of the underlying investment increases (in the case of a call option) or decreases (in the case of a put option) by at least the time value of that option, the Trust may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before the Trust would recover the entire amount of such premium.) If an Advisor sells an option (whether a call or a put), the Trust will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the underlying investment in the event the option is assigned.

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

(25) Derivative Instruments in General

The Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i) Tracking — When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Advisor from achieving the intended hedging effect or expose the Trust to the risk of loss.

(ii) Liquidity — Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Advisor may not be able to close out a position without incurring a loss.

(iii) Leverage — Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Trust and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject the Trust to additional legal risks, operations risks and valuation risks.

(26) Over-the-Counter Trading

Investments to be purchased or sold by the Advisors will include investments not traded on an exchange, including, but not limited to, swap transactions and spot and forward foreign currency transactions. OTC options, unlike exchange-traded options, are two-party contracts with price and other terms negotiated by the buyer and seller. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which the Trust can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for investments that are not traded on an exchange. Investments not traded on exchanges are also not subject to the same type of government regulation as exchange traded instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with such transactions. To the extent that the Trust engages in these transactions, the Trust must rely on the creditworthiness of its counterparty. In certain instances, counterparty or credit risk is affected by the lack of a central clearinghouse for foreign exchange trades. To reduce their credit risk exposure, the Trust may trade in the forward foreign currency market through money center banks and leading brokerage firms.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice BEAM: BEAM Multi-Strategy Program	0%
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice GLAGS: Global Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	1%
CTA Choice ORT: Ortus Currency Program	100%
CTA Choice RDOK: Red Oak Fundamental Trading Program	0%
CTA Choice SAXN: Saxon Aggressive Diversified Program	5%

(27) Possible Illiquid Markets May Exacerbate Losses

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

There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which an Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of OTC instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and the Trust will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(28) Possible Default and Counterparty Risk

Certain of the markets in which the CTA Funds will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealers are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in such OTC investments by the Trust. This lack of regulation in these markets could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

Such OTC trading may expose the Trust to credit risk with regard to parties with which it trades and the risk of settlement default. Unlike exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries, the participants in OTC transaction are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. In addition, in the case of a default of a counterparty, the Trust could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust may not have an internal credit function that evaluates the creditworthiness of their counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

It is expected that all investments deposited with custodians or Brokers will be clearly identified as being assets of the Trust and should not expose the Trust to a credit risk with regard to such parties. However, it may not always be possible to achieve this and there may be practical or time problems associated with enforcing the Trust’s rights to its assets in the case of an insolvency of any such party.

(29) Investment of Non-Margin Assets May Increase Risks to the Trust

The Managing Owner may invest certain non-margin assets (directly or indirectly through investment funds) in certain securities permitted by applicable rules and regulations. While such investments may increase interest income, and although the types of securities that may be invested in are limited by CFTC regulations, investment in such securities may be riskier than having 100% of the proceeds of the offering of the Units deposited in cash in segregated accounts in the name of the Trust at the clearing brokers or another eligible financial institution. As a result, the returns on the investment of non-margin assets may be lower than anticipated, which would cause the cost of investment in the Units to increase.

(30) Increased Costs of Frequent Trading

Many of the strategies employed by the Advisors may require the taking of frequent trading positions. Therefore, portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect the Trust’s earnings.

(31) Brokerage

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

(32) Suspensions of Trading

Exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. A suspension could render it impossible to liquidate positions and thereby expose the Trust to losses.

(33) Currency and Exchange Rate Risks

Since certain of the Advisors may invest in investments denominated or quoted in currencies other than the U.S. Dollar, changes in currency exchange rates may affect the value of the Trust’s investments and the unrealized appreciation or depreciation of such investments. Among the factors that may affect currency value are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. An Advisor may seek to protect the value of some portion or all of its portfolio holdings in the Trust against currency risks by engaging in hedging transactions, if available, cost-effective and practicable. The Trust may enter into forward contracts on currencies, enter into swaps, purchase put and call options on currencies, or engage in any combination of the foregoing. There is no certainty that such strategies will be effective. Moreover, there is no certainty that instruments suitable for hedging currency shifts will be available at the time when the Trust wishes to use them or that, even if available, the Trust will elect to utilize a hedging strategy.

Since OTC instruments are not guaranteed by an exchange or clearing house, a default on such an instrument would deprive an Advisor of unrealized profits or force an Advisor to cover its commitments for purchase or resale, if any, at the current market price. Lastly, the Trust is not responsible for the effects that fluctuations in the value of currencies other than the dollar may have on subscription amounts to the Trust or redemption proceeds paid to a Unitholder that has requested the redemption of part or all of his, her or its Unit in the Trust.

(34) Valuation of Investments

While pricing information is generally available for investments in which the Trust may invest, there is currently no centralized source for pricing information for certain of non-exchanged-traded investments and reliable pricing information may at times not be available from any source. Prices quoted by different sources are subject to material variation. For purposes of calculating the Trust’s net capital appreciation and net capital depreciation and valuing investments, valuations of investments for which pricing information cannot be obtained will be made by the Trust’s administrator based upon such information as is available, including the advice of an Advisor.

(35) Institutional Risk

The institutions (such as brokerage and trading firms and banks) with which the Trust does business, or to which investments have been entrusted for custodial purposes, could encounter financial difficulties. This could impair the operational capabilities or the capital position of the Trust, or create unanticipated trading risks. The Trust will attempt to limit its transactions to well-capitalized and established banks and brokerage firms in an effort to mitigate such risks. Funds maintained at a Broker as margin to collateralize forward positions are not segregated and therefore are subject to the claims of the general creditors of the Broker in the event of its bankruptcy.

(36) Strategy-Specific Risks

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

(37) Trading Facilities and Electronic Trading

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

Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If an Advisor undertakes transactions on an electronic trading system on behalf of the Trust, the Trust will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Advisor’s order is either not executed according to its instructions or it is not executed at all.

(38)	Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

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

(39) Deleveraging of the Financial Markets

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

(40) Disruptions in the Private Investment Fund Sector

2007, 2008 and 2009 witnessed an unprecedented level of losses as well as redemption suspensions and other “emergency” investor liquidity adjustments among a large number of private investment funds. It is not possible to predict what, if any, structural changes may result from these events, but any such changes could be material and adverse for the Trust.

(41) Lehman Brothers Bankruptcies

The Lehman Brothers bankruptcies in September 2008 led to widespread chaos in the global financial markets, as well as significant outright losses as numerous market participants found themselves in the position of general creditors of Lehman Brothers even in respect of assets which they had deposited with Lehman Brothers. The effects of the Lehman Brothers bankruptcies, as well as the ensuing events—including Bank of America’s acquisition of Merrill Lynch &, Co. Inc., Wells Fargo’s purchase of Wachovia, and Morgan Stanley & Co. Inc. and Goldman Sachs & Co., Inc. (as well as American Express Inc.) opting to become “bank holding companies”—led to a dramatic contraction in credit (including even inter-bank lending) and steep monetary losses in the financial sector. The ramifications of the Lehman Brothers bankruptcies are unlikely to be resolved for a number of years, but could be adverse to the prospects for the Trust and/or private investment funds in general. Moreover, the Lehman Brothers bankruptcies have demonstrated the systemic risks of any comparable failure. It is not possible to predict if or when one or more such failures might occur. Were this to happen, the results could be materially adverse to the Trust.

(42) Repurchase and Reverse Repurchase Agreements

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

(43) Managing Owner

The Managing Owner has complete discretion in allocating the Trust’s assets to Advisors. The Trust’s success depends in turn, to a great extent, on the Managing Owner’s ability and the ability of its principals, specifically Messrs. Goodman and Shewer, to select Advisors and allocate assets. If the Trust lost the services of the Managing Owner or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Units in the Trust.

In addition, the Managing Owner and its principals and employees will devote such time as they deem necessary for the efficient investment activities of the Trust. However, the Managing Owner and its principals and employees will be involved, from time to time, with other investment management activities and will not devote all of their time specifically to the Trust’s business. Potential investors should note, however, that the Managing Owner employs a broad group of investment and administrative professionals.

(44) Reliance on the Advisors

To the exclusion of the Unitholders and the Managing Owner, each Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the assets allocated to it by the Trust. The Managing Owner has no control over the specific trades the Advisors may make, leverage used, risks and/or concentrations assumed or whether the Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Advisors will be successful. Therefore, as an investor in the Trust, Unitholders will be relying almost exclusively on the judgment and ability of the Advisors to invest the Trust’s assets.

(45) Experience and Other Clients

The Advisors and their principals have various levels of experience. Some Advisors may have little or no experience managing customer assets. Moreover, the Advisors may also manage other accounts (including other funds and accounts in which the Advisors may have an interest) which may employ different or similar trading strategies, and which together with accounts already being managed could increase the level of competition for the same trades the Advisors might otherwise make, including the priorities of order entry. This situation may increase the level of competition for the trades that might be suitable for the Trust. These factors could make it costly or impossible to take or liquidate a position in a particular investment.

(46) Limited Knowledge about Advisors

Although the Managing Owner will investigate, or causes the investigation of, the Advisors with which the Trust will invest, in general however, due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and performance tables, the Managing Owner is relying on each Advisor for the accuracy thereof. Accordingly, neither the Trust nor the Managing Owner can make any representation regarding the completeness, accuracy or adequacy of such information.

(47) Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Advisor may be based on the judgment of one or a limited number of key individuals (each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with an Advisor, such event could have a material adverse effect on the Trust and its performance.

(48) New Advisors

The Managing Owner will actively manage the Trust’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of the Trust’s assets among the Advisors comprising the Trust’s investments. The Trust may select a new Advisor without prior notice to Unitholders (although the Managing Owner will provide notice within 21 calendar days of any such change to existing Unitholders and solicited prospective investors). In addition, it is possible that an Advisor that is retained by the Trust, following a decline in the Trust’s assets might receive an incentive fee based on trading profits it earned, even though some or all of those trading profits were merely a recovery of losses incurred by the Advisor(s) that earlier managed the Trust’s assets.

(49) Advisor Restrictions

There are a number of Advisors whose services are not generally available to the investing public. These Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Advisors to which the Managing Owner would like to allocate Trust assets may limit, or not be able to accept any, allocation of Trust assets. This could adversely affect the Trust’s investment strategy and, consequently, its returns.

Moreover, there may be times when the Trust will allocate assets with respect to a particular Advisor in a different manner than another fund or account managed by the Managing Owner or its affiliates. For instance, to satisfy redemption requests, the Managing Owner may withdraw Trust assets from one Advisor while a fund operated by an affiliate of the Managing Owner may be allocating additional assets to that same Advisor. Consequently, the Trust could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

In addition, Advisors may have restrictions in their governing documents (e.g., articles of association or partnership agreements) that limit the Trust’s ability to withdraw funds from or invest with the relevant Advisor, other than at specified times such as the end of the year. The Managing Owner’s ability to withdraw funds from or invest funds with a particular Advisor with such restrictions will be limited and such restrictions will limit the Managing Owner’s flexibility to reallocate such assets among Advisors.

(50) Trust Trading is Not Transparent

The trading decisions in respect of the Trust are made by one or more Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and the Trust’s trading results are reported to the Unitholders monthly. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Unitholders.

(51) Incentive Fee Agreements with Advisors

The agreements with the Advisors provide for fees or a share of profits to such Advisors based upon appreciation, including unrealized appreciation, in the value of the Trust managed by such Advisor, but without penalties for realized losses or decreases in value of the Trust. Generally, the Advisor’s compensation or profit share is determined separately for each quarter or year, although agreements typically are obtained to carry forward losses to subsequent periods in determining the payment for such periods. Such arrangements may give the Advisors incentives to make investments for the Trust that are unduly risky or speculative. Also, such incentive or performance based payments may be paid to Advisors who show net profits, even though the Trust, as a whole, incurs a net loss.

(52) Size of Advisors’ Accounts May Make Executions Difficult

It may be difficult or impossible for an Advisor to take or liquidate a position in a particular investment in accordance with its trading systems, methods or strategies at the then current market price due to the size of the accounts that are or may be managed by the Advisor.

(53) Possible Adverse Effects of Increasing the Assets Managed by the Advisors

An Advisor may be limited in the amount of assets which it can successfully manage by both the difficulty of executing substantially larger trades in order to reflect larger equity under management and the restrictive effects of legal position limits or restraints on disposition and possible market illiquidity. The rates of return recognized on the investment and/or trading of a limited amount of assets may have little relationship to those an Advisor can reasonably expect to achieve trading larger amounts of funds. An Advisor may not have agreed to limit the amount of additional equity which it may manage and, therefore, there can be no assurance that the Advisors’ strategies will not be adversely affected by the additional equity represented by additions to the Trust’s account or otherwise.

The Managing Owner may reallocate the Trust’s assets among the Advisors in such proportions and at such times as it determines. Such reallocations may adversely affect the performance results of the Trust.

(54) Multiple Advisors

Each of the Advisors to which the Managing Owner allocates the Trust’s assets (either directly or indirectly) makes trading decisions independently of each other. It is possible that the Advisors could hold opposite positions in the same or similar investment at or about the same time or during the same period of time. In that event, the Trust could incur multiple brokerage commissions and other trading-related expenses with no net change in its holdings. It is also possible that the Advisors could enter identical orders for the same positions, thereby competing for the same trades. This competition could prevent orders for the Trust from being executed at desired prices.

The Managing Owner may reallocate the Trust’s assets among the Advisors in such proportions and at such times as it determines. Such reallocations may adversely affect the performance results of the Trust.

(55) No Assurance of any of the Advisors’ Continued Services to the Trust

You cannot be assured that any Advisor will be willing or able to continue to provide advisory services to the relevant CTA Fund (and, indirectly, to the Trust) for any length of time. There is severe competition for the services of qualified trading advisors, and the Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Advisor may require the Trust to pay higher fees in order to be able to retain such Advisor. Generally, investors in a CTA Fund (including the Trust) may redeem all or part of their interest in such CTA Fund by providing five business days’ prior written notice, and an Advisor may terminate its advisory agreement with a CTA Fund by providing at least 60 days’ prior written notice, or immediately under certain circumstances.

(56) Competition

The investment management industry in general, and the investment markets in which Advisors will focus, are extremely competitive. In pursuing their investment and trading methods and strategies, the Advisors will compete with futures and securities firms, including many of the larger investment advisory and private investment firms, as well as institutional and industry investors and, in certain circumstances, market-makers, banks and broker-dealers. In relative terms, the Advisors may have little capital and may have difficulty in competing in markets in which its competitors have substantially greater financial resources, larger research staffs, and more investment professionals than any Advisor has or expects to have in the future. In any given transaction, investment and trading activity by other firms will tend to narrow the spread between the price at which an investment may be purchased by the Trust and the price it expects to receive upon consummation of the transaction.

(57) Risks of Investing in CTA Funds

The Trust and CTA Choice, as independent legal entities, are subject to lawsuits or proceedings by government entities or private parties. Expenses or liabilities of the Trust or CTA Fund arising from any such suit would be borne by the Trust or such CTA Fund. The operating agreement of CTA Choice, the advisory agreements with the Advisors, and the various service provider agreements provide for indemnification of ClariTy, the Advisors, and the service providers out of the assets of the applicable CTA Fund. In the event that any indemnification is provided pursuant to any of these agreements, the assets of the relevant CTA Fund could be reduced or depleted and, consequently, investors in the CTA Fund (such as the Trust) could be adversely affected. Although the Managing Owner attempts to monitor the performance of each CTA Fund, the Trust must ultimately rely on (a) the Advisor to operate in accordance with the investment strategy or the guidelines laid out in the CTA Fund documents; and (b) the accuracy of the information provided to the Trust by the CTA Fund. If the Advisor to a CTA Fund does not operate in accordance with the investment strategy or guidelines specified for such CTA Fund, or if the information furnished by a CTA Fund is not accurate, the Trust might sustain losses with respect to its investment with such CTA Fund despite the Managing Owner’s attempts to monitor CTA Fund.

(58) Multiple Series

Pursuant to the Delaware Limited Liability Company Act, as amended (the “DLLC Act”), CTA Choice is divided into separate series. The DLLC Act provides that, if certain requirements of the DLLC Act are satisfied, the debts, liabilities and obligations relating to a particular series are enforceable only against the assets of that series and not against the assets of the limited liability company generally or the assets of any other series. Although the provisions of the DLLC Act providing for the ability to establish designated series were enacted in 1996, there is a dearth of case law interpreting those provisions. Further, CTA Choice may operate or have assets held on its behalf or be subject to claims in other jurisdictions which may not necessarily recognize the legal segregation of the CTA Funds. Finally, other contractual arrangements entered into by CTA Choice or by a CTA Fund may have the effect of defeating the segregation protections of the DLLC Act. Accordingly, the degree of separation that any CTA Fund enjoys from the debts, liabilities and obligations of other CTA Funds is not certain. CTA Choice intends that the assets of each CTA Fund will be structured to comply with the DLLC Act and that CTA Choice will be operated with the assets of each CTA Fund segregated on the books and records of CTA Choice so that the assets of one CTA Fund are not subject to the liabilities of any other CTA Fund; however, there is no assurance that this structure and operation will be respected in all circumstances and in all jurisdictions.

(59) No Control over CTA Funds

The Managing Owner will have no control over the investments made by a CTA Fund and the investments they trade (including determining the creditworthiness of counterparties with which, and the exchanges on which, such CTA Fund trades) or the leverage utilized or the risks assumed by such CTA Fund. In addition, a CTA Fund may impose certain limitations on the Trust’s ability to redeem its investment with such CTA Fund. This in turn may adversely affect the ability of the Trust to pay redemptions, and may require the Trust to temporarily suspend redemptions.

It may be difficult, if not impossible, for the Managing Owner to protect the Trust from the risk of an Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Owner will have no control over the counterparties with which a CTA Fund effects transactions.

(60) Lack of Liquidity of CTA Fund Assets

CTA Fund assets may, from time to time, consist of securities or other financial instruments or obligations which are thinly traded or for which no market exists or which are restricted as to their transferability under federal or state securities laws. The sale of any such investments may be possible only at substantial discounts. Further, such investments may be extremely difficult to value with any degree of certainty.

(61) Possibility of Fraud or Violations by CTA Funds

When the Trust invests in another CTA Fund, the Trust does not have custody of the CTA Fund’s assets. Therefore, there is the risk that the custodian could abscond with those assets. The CTA Funds in which the Trust will invest are privately offered and have not registered their securities under U.S. federal, state, or foreign securities laws. Moreover, there can be no assurances that the CTA Funds will operate in accordance with all applicable laws and that assets entrusted to the CTA Funds will be protected.

In the past there have been a number of widely reported instances of participants involved in corporate takeovers and in risk arbitrage having violated the securities laws through the misuse of confidential information. Such violations may result in substantial liabilities for damages caused to others, for the disgorgement of profits realized and for penalties. If a CTA Fund commits any such violation, the Trust could be exposed to significant losses.

(62) Past Performance Not Indicative of Future Results

The Trust’s results will depend on the availability of suitable investment opportunities for the Trust and the performance of its investments. The Trust’s past performance will not necessarily be indicative of its future results. You should not rely on the past performance of the Trust, the Managing Owner or any Advisor in deciding to invest in the Trust.

(63) Limited Liquidity and Transferability of Units

An investment in the Trust involves limited liquidity and the Units are not freely transferable. There is no secondary market for the Units and none is expected to develop. While the Units may be redeemed, there are restrictions, and fees may be assessed. For example, Units may be redeemed only as of the each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

(64) Limited Ability to Liquidate Investments in CTA Funds

There is no public market for an investment in a CTA Fund made by the Trust. Such investments cannot be transferred, assigned, pledged or encumbered except on the terms and conditions set forth in the organizational documents of the CTA Fund. Although the Trust has the right to redeem such interests as provided in the CTA Choice organizational documents, such rights are restricted as provided therein.

(65) Compulsory Redemption

The Managing Owner, in its sole discretion, upon 48 hours’ prior written notice to a Unitholder, may compel redemption of any or all of a Unitholder’s Units for any reason.

(66) Substantial Charges

The Units are subject to fees and expenses for, among other things, the Managing Owner’s Management Fee, and other Trust offering, administrative and operating expenses, among other expenses (including GlobeOp’s fee), and their share of the fees and expenses of the Trusts. With the exception of incentive fees payable to the Advisors, all of the fees and expenses of the Trust and the Advisors will be paid without regard to the profitability of the Trusts or the Advisors. Accordingly, it will be necessary for the Advisors to make substantial trading profits to avoid depletion of the Trust’s assets. The Trust’s expenses thus may constitute a higher percentage of net assets than expenses associated with other investment products and entities that do not use a multi-manager approach.

In addition, the Trust may pay an incentive fee to an Advisor even if the Trust’s assets as a whole were not to appreciate. First, incentive fees are paid on an Advisor-by-Advisor basis without regard to the profitability of any other Advisor or the Trust as a whole. Second, incentive fees are not repaid to the Trust if an Advisor that was paid an incentive fee subsequently experiences losses. Third, incentive fees are paid on net profits, including net unrealized trading profits, which may not be realized if an investment position with unrealized profits declines or becomes unprofitable before it is closed out.

(67) Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by the Trust must be valued. In valuing the Trust’s assets, GlobeOp will receive input from third parties (including pricing services, data providers, Brokers, and ClariTy) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with GlobeOp in accordance with the Trust’s valuation policies and procedures. Should these valuations prove to be incorrect, the Trust may experience losses.

(68) Adjustments

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

(69) Reserve for Contingent Liabilities

Under certain circumstances, the Trust may find it necessary to set up a reserve for contingent liabilities. If that occurs, this may be taken into account in the calculation of Net Asset Value. Similar provisions may be contained in the governing instruments for Advisors. These provisions could be activated if the Trust or one of the Advisors were involved in litigation or subject to an audit, any of which could create significant expenses to the Trust.

(70) Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

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

The Managing Owner and the Selling Agent are both owned by Kenmar Holdings Inc. (“KHI”), which could give rise to conflicts of interest because their compensation in each role is based on the Net Asset Value of Units outstanding. Like the employees of the Correspondent Selling Agents, the employees of the Selling Agent may have a conflict of interest between acting in the best interest of their clients and assuring continued compensation to their employer. The Managing Owner, ClariTy and the Trust’s service providers each have several actual and potential conflicts of interest relating to their respective duties to the Trust.

(71) Cross Class Liabilities

The Classes issued within the Trust are not separate legal entities. Each separate Class of Units will represent a separate account and will be maintained with separate accounting records. However, the Trust will be treated as one entity. Thus all of the assets of the Trust will be available to meet all of the liabilities of the Trust, regardless of the separate Class of Units to which such assets or liabilities are attributable. If the assets attributable to one Class of Units of the Trust were completely depleted by trading losses and a trading deficit remained, a creditor could enforce a claim against the other Classes of the Trust. In practice, cross series liability will usually only arise where any Class becomes insolvent or exhausts it assets and is unable to meet all of the liabilities attributable to such Class. At the date of this report, the Managing Owner is not aware of any such existing or contingent liability.

(72) No Current Distributions

The Trust does not presently intend to make distributions other than in the form of payment of redemption proceeds. As a result, an investment in the Trust is not suitable for an investor seeking current returns for financial or tax planning purposes.

(73) Substantial Redemptions

In the event that there are substantial redemptions from the Trust, it may be more difficult for the Trust to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Owner might be required to cause the Advisors liquidate positions at an inappropriate time or on unfavorable terms.

(74) Possibility of Termination of the Trust Before Expiration of its Stated Term

The Managing Owner may withdraw from the Trust upon 120 days’ notice, which would cause the Trust to terminate unless a substitute managing owner was obtained. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

(75) Need for Risk Controls and Compliance Procedures

Events during the past years, including the bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that the Trust’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(76) No Representation or Other Independent Experts

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust and this offering. The Trust’s legal counsel does not represent prospective investors in connection with this offering. Prospective investors are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Units.

(77) Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Trust.

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

(78) Government Regulation of Investments

The Trust (through its investment in the CTA Funds) may invest in instruments listed on both U.S. and non-U.S. exchanges, as well as in OTC instruments issued by broker-dealers and other financial counterparties. Instruments listed on exchanges are generally subject to restrictions and regulation by government and/or self-regulatory organizations in the country in which such instruments are traded. OTC transactions with broker-dealers and other financial counterparties may be entered into by the Trust with counterparties regulated by government regulatory bodies and/or self-regulatory organizations in the countries in which such counterparties operate, but the specific instruments acquired pursuant to such transactions may not be registered or subject to specific regulation.

(79) Recent Government Initiatives

Regulations relating to the financial system and industry participants are being revised, both in the United States and around the world, and the extent of such measures, intended to stabilize the financial markets, varies from country to country. Additional measures, legislation and regulation are widely anticipated around the world and could have a substantial adverse effect on the Trust’s investment strategy and business model and may result in substantial costs associated with compliance with such measures.

The duration, severity, and ultimate effect of recent market conditions and government actions cannot be predicted. These conditions could result in further declines in the market values of potential or actual Trust investments. Such conditions and/or any additional regulation of market participants may prove disruptive to the Trust, the industry or the Trust’s investment portfolio, and, consequently, may have a material adverse effect on the performance of the Trust.

(80) Market Disruptions; Governmental Intervention

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

The Troubled Asset Relief Program is one of the largest governmental interventions in the history of the U.S. financial markets. Furthermore, the U.S. Congress appears likely to require that new restrictions be applied to the U.S. financial markets. Comparable actions have been taken and comparable restrictions imposed by a number of other governments as well. Such new restrictions may have a material adverse impact on both the future competitiveness of certain markets as well as the profit potential of the Trust.

It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets in the U.S. and elsewhere and/or the effect of such restrictions on the strategies the Advisors employ on behalf of the Trust. However, it is possible that further developments in the market and/or increased regulation could be materially detrimental to the Trust.

Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

(81) Possible Effects of Speculative Position Limits

The CFTC and certain U.S. and foreign exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short position which any person or group may hold or control in particular futures contracts. In general, all futures accounts controlled by an Advisor and its principals and affiliates will be combined for position limit purposes. It is possible that trading decisions of the Advisors may have to be modified and that positions held by the Advisors in which the Trust has an interest could have to be liquidated to avoid exceeding such limits, which could adversely affect the profitability of the Trust.

(82) Compliance with ERISA Restrictions

The Managing Owner intends to use reasonable efforts to cause employee benefit plans subject to ERISA and/or plans subject to Section 4975 of the Code and other “benefit plan investors”, as defined in the Plan Asset Regulation and modified by the Pension Protection Act of 2006, to hold in the aggregate less than 25% of the Units in the Trust and of each other class of equity interests in the Trust. The Managing Owner shall use reasonable efforts to restrict transfers or purchases of any equity interest in the Trust so that ownership of each class of equity interests in the Trust by benefit plan investors will remain below the 25% threshold contained in the Plan Asset Regulation. In this event, although there can be no assurance that such will be the case, the assets of the Trust should not constitute “plan assets” for purposes of ERISA and Section 4975 of the Code.

If the assets of the Trust were to become “plan assets” subject to ERISA and Section 4975 of the Code, certain investments made or to be made by the Trust in the normal course of its operations might result in non-exempt prohibited transactions and might have to be rescinded. If at any time the Managing Owner determines that assets of the Trust may be deemed to be “plan assets” subject to ERISA and Section 4975 of the Code, the Managing Owner may take certain actions it may determine to be necessary or appropriate, including requiring one or more Unitholders to redeem or otherwise dispose of all or part of their Unit in the Trust or terminating and liquidating the Trust.

(83) U.S. Regulation

The offering of Units has not been registered under the Securities Act or the laws of any applicable jurisdiction. The Trust is not an investment company within the meaning of the Investment Company Act. The Managing Owner is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended.

(84) Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of the Trust, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders. Consequently, Unitholders will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any taxable income or gains allocated to a Unitholder from the Trust.

In comparing the profit objectives of the Trust with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity, there typically would be no federal income tax due on the appreciation in the value of such holdings until disposition. In the case of the Trust, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the Unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders will be taxed currently on their allocable share of the income or gains of the Trust, if any, the Trust may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

(85) Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders may be required to treat the amount of incentive fees and other expenses of the Trust as “miscellaneous itemized deductions,” which may be subject to substantial restrictions on deductibility for federal income tax purposes.

(86) Taxation of Interest Income Irrespective of Trading Losses

The Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by the Trust. However, losses on the Trust’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in the Trust despite incurring a financial loss on their Units.

(87) Possibility of a Tax Audit of Both the Trust and the Unitholders

The tax returns of the Trust may be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN INDEPENDENT TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THE OFFERING. PROSPECTIVE INVESTORS MUST READ THE ENTIRE CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM INCLUDING ALL APPENDICES THERETO AND MUST CONSULT THEIR OWN PROFESSIONAL ADVISORS BEFORE DECIDING TO INVEST IN UNITS.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided GlobeOp Financial Services LLC, Registrant’s administrator, which is located at 1 South Road, Harrison, NY, USA, 10528. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from [Note 1 of Registrant’s 2012 Annual Report] to this section, which is filed as an exhibit hereto.

A significant secondary market for the additional contributions raised through the continuous offering of units (“Limited Units”) has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Units to the different Classes. However, Limited Units may be redeemed on a monthly basis. Redemptions are calculated based on Registrant’s then current Net Asset Value per Unit as of the close of business on the last business day of the month in which the redemption request is affected.

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2012.

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

Effective October 31, 2011, the Managing Owner redeemed all of its Units in the Registrant. As of March 1, 2013, there were 1,863 holders of record owning 881,821.7544 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Unitholders. Registrant has never declared a dividend and does not intend to do so in the future. Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2010 through December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of Registrant for the years ended December 31, 2008 to December 31, 2012. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages F-6 through F-25 of Registrant’s 2012 Annual Report, which is filed herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Total revenues (including interest)	$(8,226,319)	$(3,326,340)	$16,276,475	$15,624,205	$25,625,045
Net income (loss)	$(13,597,228)	$(12,915,149)	$4,609,288	$4,392,395	$12,929,558
Net income (loss) per weighted average Unit – Class I	$(12.75)	$(10.97)	$3.83	$4.11	$14.27
Net income (loss) per weighted average Unit – Class II	$(11.43)	$(9.06)	$6.77	$6.34	$13.95
Total assets	$101,866,319	$146,609,262	$154,366,907	$131,456,001	$132,391,342
Net asset value per Unit – Class I	$104.44	$117.27	$127.97	$124.69	$120.57
Net asset value per Unit – Class II	$115.74	$127.60	$136.55	$130.38	$123.39

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see [Note 2 of Registrant’s 2012 Annual Report], attached hereto.

Prior to 2012, the valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from independent third party data providers and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). Prior to 2012, the values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

The investments in Affiliated Investment Funds are reported in Registrant’s statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2012 Annual Report, attached hereto) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Registrants valuation by the management of the fund. Generally, the fair value of Registrant’s investments in the funds represents the amount that Registrant could reasonably expect to receive from the funds if Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2012, $65,965,652 or 73.82% are classified as Level 1 and $23,396,923 or 26.18% as Level 2. Of the Registrant’s investments at December 31, 2011, $62,015,348 or 88.31% are classified as Level 1 and $8,207,427 or 11.69% as Level 2. There are no Level 3 investments at December 31, 2012 or December 31, 2011.

The Managing Owner has determined that it is in the best interest of the Registrant to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). Effective January 1, 2011, the Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized net asset value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. For public entities, ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Limited Units and Managing Owner units (“Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2012 resulted in additional gross proceeds to Registrant of $193,923,378.

Limited Units in Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2012

Subscriptions of Limited Units and Managing Owner Units for the year ended December 31, 2012 were $2,178,200 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the year ended December 31, 2012 were $35,888,957 and $0, respectively.

Year Ended December 31, 2011

Subscriptions of Limited Units and Managing Owner Units for the year ended December 31, 2011 were $26,956,258 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the year ended December 31, 2011 were $18,870,139 and $316,613, respectively.

Year Ended December 31, 2010

Subscriptions of Limited Units and Managing Owner Units for the year ended December 31, 2010 were $31,067,123 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the year ended December 31, 2010 were $12,443,511 and $1,100,000, respectively.

Liquidity

Prior to 2012, a portion of Registrant’s net assets were allocated to commodities trading. A portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing brokers and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing brokers and bank during each month at competitive interest rates.

Commodities contracts may be directly or indirectly subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as daily limits During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of Registrant’s 2012 Annual Report, attached hereto for further discussion on the credit and market risks associated with Registrant’s futures, forward and option contracts.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012

Like 2011, the year 2012 was a tumultuous year for the economy and the financial markets, with major policy decisions in Europe and in the U.S. determining the course of the markets. The major difference between 2011 and 2012 was that the policymakers finally managed to quell the fear of tail risks and, consequently, the year turned out to be a robust one for risk assets. By far the single most consequential event during the year was ECB chief Draghi’s commitment to do “whatever it takes” which put a lid on sovereign risks in the Eurozone. Together with the long-term refinance operations (LTRO), Draghi’s commitment drastically lowered systemic risk and paved the way for both the euro’s resurgence and the global rally in risk assets. Following on the heels of the ECB’s move, it was the Fed’s turn to deliver. And the Fed delivered much more than the markets expected. The much anticipated QE3 turned out be QE unlimited. In contrast to the previous rounds of QE, which were limited in scope and size, the current round of QE is indefinite and predicated on the economy reaching unemployment targets. Not to be left behind, the newly elected Japanese government also jumped onto the bandwagon by promising higher inflation targets and fiscal stimulus. With the Chinese government easing credit policy, and a slew of central banks cutting rates, all in all, policymakers around the world turned on the stimulus spigots. Not surprisingly, risk assets soared. As if there were not enough interesting events, the year also witnessed one of the worst and costliest U.S. droughts.

Global economic performance was mixed during the year. Europe remained mired in a recession, U.S. growth was tepid but the housing recovery raised hopes of an overall economic acceleration, and emerging markets ended the year showing signs of acceleration. The U.S. economy grew at a moderate pace of 2.1%, annualized, through the first three quarters of 2012. Corporate profits growth stalled, with year-over-year growth actually turning down in the third quarter. However, employment picked up moderately from the year before pace. Most importantly, housing experienced a strong rebound, with new and existing home sales, housing starts, and home prices all accelerating in the second half. Home prices are on track for the first annual gain since 2006. Retail sales were solid, and annual motor vehicle sales crossed the 15 million mark for the first time since 2008.

The longest secular trend—the decline in U.S. interest rates continued in 2012. Despite the ebbing of global risk aversion, US Treasuries ended the year with another gain, albeit a modest one. At one point in the year, Treasuries yields hit new record lows, before backing up in the second half as Euro crisis fears faded. Yields fell across the curve. The yield on the 10-year note fell below 1.40% in July before ending the year 1.78%, an 11 basis points drop from the year earlier. The 10-year returned 2.75% for year and the 30-year, 1.30%. Two-year and five-year notes posted returns of 0.28% and 1.29%, respectively. The Fed kept rates unchanged, announced a new open-ended QE program, and made a qualified commitment to keep rates low until 2015. The ECB cut rates to 75 basis points, a new low. Across the world, central banks were either easing, or moving toward easing, as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2012, rallied strongly by mid-year, but lost ground in the second half as the European crisis ebbed. The Dollar Index ended the year up with a slight decline of 0.5%. The euro posted a gain of 1.64%, while the British pound strengthened 4.67%. However, the big story of the year was the yen, which plunged 12.55% against the greenback. Aggressive pro-inflation rhetoric by the new government, the threat to curb central bank independence, the growing public debt, and the worsening trade balance all added to the yen’s decline. The Australian dollar ended the year with a gain of 1.39% against the greenback, while the Canadian dollar registered a 2.1% rise.

Energies: Brent and WTI crude had contrasting years, with Brent posting a gain of 3.47% while WTI recorded a decline of 7.09%. Global demand was soft as OECD weakness was compounded by a sharp deceleration in emerging economy demand. However, heightened tensions in the Middle-East and the embargo on Iran helped keep global supply down. U.S. production grew robustly. Reformulated gasoline outperformed crude, rising 4.68%. Natural gas was the star performer in the energy space, gaining 12.11% and bucking the trend of four consecutive annual declines.

Indices: Global equities enjoyed a solid rally in 2012, with most indexes posting their best gains since 2009. The Dow, the S&P500, and the NASDAQ ended the year with gains of 7.26%, 13.41%, and 15.91%, respectively. European stocks fared even better, thanks to the fading of tail risks in Europe. The STOXX 600, the broadest European index, gained 14.37%. Germany had a banner year, with the DAX surging 29%. The CAC posted a gain of 15.23%, while the FTSE rose 8.24%. Asian stocks experienced robust gains as well. The Nikkei soared 22.94% as the yen weakened. The Kospi had a relatively moderate gain of 9.38%, but the Hang Seng surged 22.91%. Australian All Ordinaries Index registered a gain of 13.47%.

Metals: Despite the fading of fears in Europe, precious metals gained in 2012 thanks to QE and declining real interest rates around the world. Silver gained 8.24% while gold posted a 6.96% rise. Among the base metals, nickel stood alone, losing 8.82%, whereas copper, aluminum, and zinc all posted gains.

Agriculturals: Agricultural commodities had a roller coaster year. The severe drought in the U.S. boosted grains, with wheat, soybeans, and corn recording gains of 19.19%, 18.38%, and 8%, respectively. Demand from emerging markets remained robust. Conversely, the softs did not fare as well. Coffee prices plunged 36.61%, thanks to record harvest in Brazil and generally strong crops in Latin America. Cotton experienced a steep loss of 18.15% thanks to ample supply and record stocks.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which Registrant’s assets were allocated for the years ended December 31, 2012, 2011 and 2010, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31, 2012

As of December 31, 2012, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	32.75%
Energies	12.15%
Grains	11.83%
Indices	16.84%
Interest Rates	19.38%
Meats	0.10%
Metals	4.80%
Tropicals	2.15%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for year ended December 31, 2012 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the euro and the Swiss franc. The majority of its losses were incurred in the Japanese yen, British pound, and Canadian dollar.

Energies: (-) Registrant experienced a majority of its gains in Brent crude. The majority of its losses were incurred in gasoline.

Grains: (+) Registrant experienced a majority of its gains in corn and soybean meal. The majority of its losses were incurred in soybeans.

Indices: (-) Registrant experienced a majority of its gains in US stock indices. The majority of its losses were incurred in Pacific Rim indices.

Interest Rates: (+) Registrant experienced a majority of its gains in European rates. The majority of its losses were incurred in Pacific Rim rates.

Meats: (-) Registrant experienced no gains. The majority of its losses were incurred in live cattle.

Metals: (-) Registrant experienced a majority of its gains in platinum. The majority of its losses were incurred in copper, silver, and gold.

Softs: (-) Registrant experienced a majority of its gains in lumber. The majority of its losses were incurred in sugar and cocoa.

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

Results of Operations

Year Ended December 31, 2012

The Net Asset Value per Unit of Class I as of December 31, 2012 was $104.44, a decrease of $12.83 from the December 31, 2011 Net Asset Value of $117.27.

The Net Asset Value per Unit of Class II as of December 31, 2012 was $115.74, a decrease of $11.86 from the December 31, 2011 Net Asset Value of $127.60.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of December 31, 2012, as well as the allocation of Registrants assets to each trading advisor at December 31, 2012.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of 12/31/12
Beginning UNAV	$ 117.27	Beginning UNAV	$ 127.60
CTA BEAM	$(1.42)	CTA BEAM	$(1.55)	14.46%
CTA BLKW	$(2.41)	CTA BLKW	$(2.62)	0.00%
CTA CRABL-PV	$(1.27)	CTA CRABL-PV	$(1.38)	0.00%
CTA EAGL	$(0.62)	CTA EAGL	$(0.67)	0.00%
CTA EGLG	$1.94	CTA EGLG	$2.11	14.33%
CTA KRM	$(0.69)	CTA KRM	$(0.75)	0.00%
CTA ORT	$(3.03)	CTA ORT	$(3.30)	14.09%
CTA SAXN	$(0.96)	CTA SAXN	$(1.04)	14.32%
CTA GLAGS	$(0.26)	CTA GLAGS	$(0.29)	14.28%
CTA HKSB	$(0.14)	CTA HKSB	$(0.16)	14.37%
CTA RDOK	$(0.04)	CTA RDOK	$(0.05)	14.15%
Net Expenses	$(3.93)	Net Expenses	$(2.16)

ENDING UNAV	$104.44	ENDING UNAV	$115.74	100.00%

* The above table is based on the effect for an investor who held the unit for the full calendar year ending December 31, 2012, and is based on the average contribution per trading advisor and net expenses for the relevant class of shares.

Registrant’s average net asset levels for the year ended December 31, 2012 were approximately $122,554,303, a decrease of approximately $27,132,697 as compared to the year ended December 31, 2011, primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for Class I and Class II for the year ended December 31, 2012 was (10.94)% and (9.29)%, respectively. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s total gains on investments before commissions and related fees for the year ended December 31, 2012 were approximately $390,000.

Registrant’s total losses from its investments in Affiliated Investment Funds were approximately $(9,832,000).

Dividend income for the year ended December 31, 2012 was approximately $1,206,000, a decrease of approximately $274,000, as compared to the year ended December 31, 2011. For a further discussion of these investments, see Note 7 of Registrant’s 2012 Annual Report, attached hereto.

Brokerage Commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the year ended December 31, 2012, were approximately $505,000, an increase of approximately $105,000 as compared to the year ended December 31, 2011.

Trading Advisor’s management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $1,309,000, an increase of approximately $11,000 as compared to the year ended December 31, 2011.

Management fees to the Managing Owner for the year ended December 31, 2012 were approximately $612,000, a decrease of approximately $149,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above.

ClariTy Managed Account fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $312,000, a decrease of approximately $69,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, See Note 4 of Registrant’s 2012 Annual Report, attached hereto.

Service Fees for the year ended December 31, 2012 were approximately $1,992,000, a decrease of approximately $591,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the year ended December 31, 2012 were approximately $1,248,000, a decrease of approximately $274,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above.

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012, were approximately $597,000.

Managing Owner interest earned on investment funds for the year ended December 31, 2012 were approximately $624,000, an increase of approximately $241,000 as compared to the year ended December 31, 2011. For a further discussion of this fee, See Note 4 of Registrant’s 2012 Annual Report, attached hereto.

Operating expenses were approximately $609,000 for the year ended December 31, 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $285,000 for the year ended December 31, 2012.

Year Ended December 31, 2011

The Net Asset Value per Unit of Class I as of December 31, 2011 was $117.27, a decrease of $10.70 from the December 31, 2010 Net Asset Value of $127.97.

The Net Asset Value per Unit of Class II as of December 31, 2011 was $127.60, a decrease of $8.95 from the December 31, 2010 Net Asset Value of $136.55.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of December 31, 2011 as well as the allocation of Registrants assets to each trading advisor at December 31, 2011.

WMT III Series J - Class I Beginning UNAV	$ 127.97	WMT III Series J - Class II Beginning UNAV	$ 136.55	Allocation of Assets as of 12/31/11
CTA GRM	$(3.62)	CTA GRM	$(3.62)	13.74%
Tudor/CTA TDRM	$(0.58)	Tudor/CTA TDRM	$(0.58)	14.60%
KROM/CTA KRM	$(0.45)	KROM/CTA KRM	$(0.45)	14.27%
Eagle/CTA EAGL	$(1.76)	Eagle/CTA EAGL	$(1.76)	14.76%
Ortus	$1.07	Ortus	$1.07	14.79%
PASK	$1.23	PASK	$1.23	14.00%
Crabel/CTA CRABEL	$(2.90)	Crabel/CTA CRABEL	$(2.90)	13.84%
Net Expenses	$(3.70)	Net Expenses	$(1.95)

ENDING UNAV	$117.27	ENDING UNAV	$127.60	100.00%

*The above table is based on the effect for an investor who held the unit for the full calendar year ending December 31, 2011, and is based on the average contribution per trading advisor and net expenses for the relevant class of shares.

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

Dividend income for the year ended December 31, 2011 was approximately $1,480,000, an increase of approximately $922,000, as compared to the year ended December 31, 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 7 of Registrant’s 2011 Annual Report, attached hereto.

Brokerage Commissions and other transaction fees for the year ended December 31, 2011 were approximately $400,000, a decrease of approximately $381,000 as compared to the year ended December 31, 2010, primarily due to decreased trading volumes and the change in structure regarding GRM, EAGL, CRABL-PV, KRM and TDRM as discussed above.

Management fees to the Advisors for the year ended December 31, 2011 were approximately $1,298,000, a decrease of approximately $1,290,000 as compared to the year ended December 31, 2010, primarily due to the change in management fee rates charged by the Advisors and the change in structure regarding GRM, EAGL, CRABL-PV, KRM and TDRM as discussed above.

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

Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2011, were approximately $1,096,000.

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

Year Ended December 31, 2010

The Net Asset Value per Unit of Class I as of December 31, 2010 was $127.97, an increase of $3.28 from the December 31, 2009 Net Asset Value of $124.69.

The Net Asset Value per Unit of Class II as of December 31, 2010 was $136.55, an increase of $6.17 from the December 31, 2009 Net Asset Value of $130.38.

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

Dividend income for the year ended December 31, 2010 was approximately $558,000, an increase of approximately $558,000 as compared to the year ended December 31, 2009, as the Registrant started earning dividend income on the investment of non-margin assets in investment funds in 2010. For a further discussion of these investments, See Note 7 of Registrant’s 2010 Annual Report.

Commissions and other transaction fees for the year ended December 31, 2010 were approximately $781,000, an increase of approximately $75,000 as compared to the year ended December 31, 2009, primarily due to an increase in trading volumes and the increase in average net asset levels discussed above.

Management fees to the Advisors for the year ended December 31, 2010 were approximately $2,588,000, a decrease of approximately $49,000 as compared to the year ended December 31, 2009, primarily due to changes in the management fee percentages charged by the Advisors.

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

Incentive fees are based on the New High Net Trading Profits generated by the Advisors. Incentive fees for the year ended December 31, 2010 were approximately $2,672,000.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through December 31, 2012.

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

Registrant’s contractual obligations are with the Managing Owner, the Advisors and its commodity broker. Management fees payable by Registrant to the Advisors and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Advisors are at a fixed rate, calculated as a percentage of Registrant’s New High Net Trading Profits. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see [Notes 1, 3, 4, 5, 6 and 9 of Registrant’s 2011 Annual Report], attached hereto.

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

Standard of Materiality

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of Registrant’s market sensitive instruments.

Quantifying Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act).

Registrant’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to Registrant’s mark-to-market accounting, any loss in the fair value of Registrant’s open positions is directly reflected in Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

Registrant’s Trading Value at Risk in Difference Market Sectors

The following table presents the trading value at risk associated with Registrant’s open positions by market sector at December 31, 2012 and 2011. All open position trading risk exposures of Registrant have been included in calculating the figure set forth below. At December 31, 2012 and 2011, Registrant had total capitalizations of approximately $97 million and $144 million, respectively.

	December 31, 2012		December 31, 2011
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization
Interest rates	$2,633,706	2.71%	$2,298,633	1.59%
Currencies	4,450,179	4.58%	4,519,030	3.12%
Commodities	4,216,435	4.34%	3,885,282	2.69%
Stock indices	2,288,756	2.35%	1,219,897	0.84%

Total	$13,589,076	13.98%	$11,922,842	8.24%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, one of which could cause the actual results of Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid market, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Registrant. There can be no assurance that Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in Registrant.

Based on trading value at risk during the year ended December 31, 2012, Registrant experienced an increase of 5.74% in its value at risk of 13.98% relative to capitalization levels, as compared with the value at risk of 8.24% at December 31, 2011. The increase occurred in all sectors. The value at risk in commodities increased the most, followed by increases in the stock indices, currencies and interest rate sectors.

Qualitative Disclosures Regarding Means of Managing Risk Exposures

The means by which the Managing Owner and the Advisors, severally, attempt to manage the risk of Registrant’s open positions is essentially the same in all market categories traded.

The Advisor attempts to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Advisors have an oversight committee broadly responsible for evaluating and overseeing the Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate a Advisor if the Net Asset Value of Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Registrant will liquidate its positions, and eventually dissolve, if Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Advisors as it, in good faith, deems to be in the best interest of Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2012, Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 25 of the Registrant’s 2012 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Total revenues (losses) (including interest)	$(4,455,615)	$(371,992)	$2,609,722	$(6,008,434)

Total revenues (losses) (including interest) less commissions	$(4,455,615)	$(371,992)	$2,609,722	$(6,008,434)

Net income (loss)	$(5,811,140)	$(1,830,339)	$1,175,438	$(7,131,187)

Net income (loss) per weighted average Interest – Class I	$(4.88)	$(1.71)	$1.05	$(7.36)

Net income (loss) per weighted average Unit – Class II	$(4.65)	$(1.15)	$1.85	$(7.47)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total revenues (losses) (including interest)	$(909,039)	$(332,296)	$2,636,434	$(4,721,439)

Total revenues (losses) (including interest) less commissions	$(1,044,630)	$(448,590)	$2,534,153	$(4,767,599)

Net income (loss)	$(3,695,570)	$(3,042,539)	$469,418	$(6,646,458)

Net income (loss) per weighted average Unit -Class I	$(3.20)	$(2.61)	$0.31	$(5.42)

Net income (loss) per weighted average Unit-Class II	$(2.83)	$(0.81)	$0.95	$(5.24)

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2012. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2012, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2012.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2012 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in Registrant’s 2012 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Kenneth A. Shewer has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Kenmar Global Investment Management, L.P. (formerly Kenmar Global Investment Management LLC, “KGIM”), an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC, an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer is an advisory board member of Kenmar Securities, L.P. (formerly Kenmar Securities Inc., “KSEC”), a broker-dealer, and has been listed as a principal since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Owner’s Investment Committee.

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

Marc S. Goodman has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He is an advisory board member of KSEC, a broker-dealer, and has been listed as a principal since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Owner’s Investment Committee.

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

Esther Eckerling Goodman has been listed as a principal, registered as an associated person and has been an NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Senior Executive Vice President and Chief Operating Officer. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM, an investment management firm since its inception in October 2005, and listed as a principal, registered as an associated person and has been an NFA associate member since December 9, 2005, December 12, 2005 and December 12, 2005, respectively. She has been Senior Executive Vice President and Chief Operating Officer of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995, Chief Operating Officer since October 2010, Chief Executive Officer since January 2012, and listed as a principal, registered as an associated person and has been an NFA associate member since January 22, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Owner’s Investment Committee.

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

Joanne D. Rosenthal has been Senior Vice President and Director of Research of the Managing Owner since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation from October 1999 through June 2009. Ms. Rosenthal has been listed as a principal, registered as an associated person and has been an NFA associate member of the

Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of KGIM, an investment management firm, since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM from its inception in October 2005 through June 2009, has been listed as a principal of KGIM since December 12, 2005, and registered as an associated person and has been an NFA associate member since October 10, 2006. Ms. Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been listed as a principal since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been listed as a principal, registered as an associated person and has been an NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Owner’s Investment Committee.

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

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He has been listed as a principal of the Managing Owner since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Owner, KGIM and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Advisors. Mr. Fell is a member of the Managing Owner’s Investment Committee.

Mr. Fell was listed as a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007.

Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

James E. Purnell joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. He also serves as Senior Vice President and Chief Risk Officer of KGIM and ClariTy. Mr. Purnell has been listed as a principal of the Managing Owner, KGIM and ClariTy since April 27, 2010. Mr. Purnell is a Member of the Managing Owner’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University.

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

Melissa Cohn has been Senior Vice President of Research of the Managing Owner since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Owner in July 1988. She has been registered as an associated person and has been an NFA associate member of the Managing Owner since November 9, 1988 and October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of KGIM since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn is a member of the Managing Owner’s Investment Committee.

Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Lisa Roitman has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2011. She has been listed as a principal of the Managing Owner since June 24, 2011. Ms. Roitman has been Senior Vice President and General Counsel of KGIM, an investment management firm, since March 2011 and listed as a principal of KGIM since June 21, 2011. She has been Senior Vice President and General Counsel of ClariTy, an investment management firm, since March 2011 and has been listed as a principal since June 16, 2011. Ms. Roitman has been Director of Legal Affairs of KSEC, a broker-dealer, since April 2011, and has been listed as a principal since June 21, 2011. She is responsible for the company’s legal and structuring matters.

Prior to joining Kenmar, Ms. Roitman was a Managing Director at LAMCO LLC, a subsidiary of Lehman Brothers Holdings Inc., an investment bank, from January 2009 through February 2011. Prior to the bankruptcy of Lehman Brothers she was the Head of Marketing and Structuring for the Structured Fund Products team in New York since June 2007 through December 2008. Prior to joining Lehman Brothers, Ms. Roitman was Head of Structuring for the Equity and Hedge Fund Structured Products teams at HSBC Bank USA from May 2003 through June 2007.

Ms. Roitman received a B.A. degree from Mount Holyoke College, a J.D. from the New England School of Law and a LLM in International Banking Law from Boston University School of Law.

David K. Spohr has been Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006, Vice President and Director of Fund Administration of the Managing Owner from March 2005 to October 2006, and has been listed as a principal of the Managing Owner since May 7, 2007 and registered as an associated person of the Managing Owner since December 21, 2010. He has been Senior Vice President and Director of Fund Administration of KGIM, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of Signature, an investment management firm, since November 2006, and Vice President and Director of Fund Administration of Signature from March 2005 through October 2006. He has been Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

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

Frank Coloccia has been Senior Vice President and Chief Technology Officer of the Managing Owner since December 2007. He has been the Senior Vice President and Chief Technology Officer of KGIM, an investment management firm, since December 2007, and Senior Vice President and Chief Technology Officer of ClariTy, an investment management firm, since its inception in May 2009.

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

Johannes Van Eek has been Chief Financial Officer of the Managing Owner since joining the Managing Owner in May 2012. He has been listed as a principal of the Managing Owner since November 2012. Mr. Van Eek has been Chief Financial Officer of KGIM, an investment management firm, since May 2012, and has been listed as a principal since November 2012. Mr. Van Eek has been Chief Financial Officer of ClariTy, an investment management firm, since May 2012, and has been listed as a principal since November 2012. Prior to joining Kenmar-Olympia, Mr. Van Eek was Advisor to the President of the Olympia Group in Paris, France from June 2011 to May 2012. Prior to joining the Olympia Group, Mr. Van Eek was a self-employed consultant from January 1999 to May 2011.

Mr. van Eek received a degree in Business Administration and Engineering from Technische Universitat in Germany in 1991.

Nicolas Gilbert has been Chief Compliance Officer of the Managing Owner since joining the Managing Owner in August 2012. He has been listed as a principal of the Managing Owner since November 2012. Mr. Gilbert has been Chief Compliance Officer of KGIM, an investment management firm, since August 2012, and has been listed as a principal since November 2012. Mr. Gilbert has been Chief Compliance Officer of ClariTy, an investment management firm, since August 2012, and has been listed as a principal since November 2012. Prior to joining Kenmar-Olympia, Mr. Gilbert was Chief Compliance Officer of the Olympia group from March 2002 to August 2012. Prior to being appointed CCO, Mr. Gilbert acted as an operations officer from December 1994 to February 2002.

Mr. Gilbert received a Bachelor in Commerce from the University of Paris in 1988 and an MSc in Business and Economics from the ESG Paris School of Business in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of Registrant’s Limited Units (“Ten Percent Owners”) are required to report their initial ownership of Units and any subsequent changes in that ownership to SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of Registrant’s Limited Units. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, Registrant has relied solely on written representations of the Managing Owner’s directors and officers and Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments, L.P. serves as Managing Owner of Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Owner’s Board of Directors and he is not independent of management.

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

As of March 1, 2013, Kenmar Preferred owns 0 Managing Owner Units.

As of March 1, 2013, the following person beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	69,675.1320	7.81%

As of March 1, 2013, no Unitholder beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments, L.P. serves as Registrant’s Managing Owner. Registrant will pay to the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Effective October 1, 2010, the Registrant pays a monthly fee in the amount of 1/12 of 0.25% to be paid to ClariTy for risk management and related services with respect to monitoring the Advisors.

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, and administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2012, 2011 and 2010, Registrant reimbursed the Managing Owner $216,180, $207,156 and $198,600 respectively, for services provided by the Managing Owner’s personnel on behalf of the Registrant.

Director Independence

David K. Spohr is Kenmar Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the audit committee financial expert for Registrant. Mr. Spohr is not a member of Kenmar Preferred’s Board of Directors and he is not independent of management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $169,000 and $138,000 for 2012 and 2011, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by EisnerAmper totaled approximately $0 and $9,000 for 2012 and 2011, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $21,000 and $20,000 for 2012 and 2011, respectively.

(d) All Other Fees

The other fees billed to Registrant by EisnerAmper for 2012 and 2011 totaled $0.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Annual Report Page Number
(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to Registrant’s 2012 Annual Report which is filed as an exhibit hereto
		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1
		Financial Statements:
		Statements of Financial Condition – December 31, 2012 and 2011	2
		Condensed Schedules of Investments – December 31, 2012 and 2011	3
		Statements of Operations – For the years ended December 31, 2012, 2011 and 2010	4
		Statements of Changes in Unitholders’ Capital For the years ended December 31, 2012, 2011 and 2010	5
		Notes to Financial Statements	6 - 25
	2.	Financial Statements Schedules
		All schedules have been omitted because they are not applicable or the required included in the financial statements or the notes thereto
	3.	Exhibits

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.5	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.6	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.7	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.8	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.10	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference from Exhibit 10.21 to Registrant’s Form 10-Q for the period ended June 30, 2011)

10.11	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.22 to Registrant’s Form 10-Q for the period ended June 30, 2011)

14.1	Kenmar Preferred Investments, L.P. Code of Professional Conduct (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of January 31, 2013 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

December 31, 2012

WORLD MONITOR TRUST III – SERIES J

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (“Series J”) as of December 31, 2012 and 2011, and the related statements of operations and changes in members’ capital (net asset value) for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of Series J’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Series J is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Series J’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2012 and 2011, and the results of its operations for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 25, 2013

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents (see Note 2)	$12,503,744	$69,314,843
Dividend receivable	0	50,972
Due from Affiliated Investment Funds	0	7,020,672
Investments in Affiliated Investment Funds, at fair value (cost $24,602,466 and $8,401,176 at December 31, 2012 and 2011, respectively) (see Note 7)	23,396,923	8,207,427
Investments in securities, at fair value (cost $65,748,258 and $62,015,348 at December 31, 2012 and 2011, respectively)	65,965,652	62,015,348

Total assets	$101,866,319	$146,609,262

LIABILITIES
Accrued expenses payable	$171,152	$148,364
Interest payable to Managing Owner	1,350	0
Trading Advisors’ incentive fees payable	0	180,647
Trading Advisors’ management fees payable	0	35,884
Offering costs payable	4,868	25,016
Service fees payable (see Note 5)	157,628	201,379
Redemptions payable	4,295,916	795,582
Subscriptions received in advance	0	679,000

Total liabilities	4,630,914	2,065,872

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 823,996.897 and 1,074,594.786 Units outstanding at December 31, 2012 and 2011, respectively	86,058,399	126,022,812
Managing Owner’s Units - none and none Units outstanding at December 31, 2012 and 2011, respectively	0	0
Class II Units:
Unitholders’ Units – 96,573.216 and 145,147.530 Units outstanding at December 31, 2012 and 2011, respectively	11,177,006	18,520,578
Managing Owner’s Units - none and none Units outstanding at December 31, 2012 and 2011, respectively	0	0

Total unitholders’ capital (Net Asset Value)	97,235,405	144,543,390

Total liabilities and unitholders’ capital	$101,866,319	$146,609,262

NET ASSET VALUE PER UNIT
Class I	$104.44	$117.27

Class II	$115.74	$127.60

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2012 and 2011

	2012		2011
	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Unitholders’ Capital	Net Unrealized Gain (Loss)
Forward Contracts
Forward currency contracts purchased:
Net unrealized gain on forward currency contracts purchased	0.00%	$0	0.45%	648,171

Forward currency contracts sold:
Net unrealized (loss) on forward currency contracts sold	0.00%	$0	(0.45)%	(648,171)

Net unrealized gain (loss) on forward currency contracts	0.00%	$0	0.00%	0

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investments in Securities:
Publicly-traded mutual funds
JP Morgan Short Duration Bond (shares 2,031,476.940 and 2,831,751.050 at December 31, 2012 and 2011, respectively)	22.96%	$22,325,932	21.45%	$31,007,674

Fidelity Instl Shrt-Interm Govt (shares 2,208,234.540 and none at December 31 2012 and 2011, respectively)	22.94%	$22,303,169	0.00%	$0

T. Rowe Price Short-Term Fund (shares 4,399,288.920 and 6,446,501.870 at December 31, 2012 and 2011, respectively)	21.94%	$21,336,551	21.45%	$31,007,674

Total investments in securities (cost $65,748,258 and $62,015,348 at December 31, 2012 and 2011, respectively)	67.84%	$65,965,652	42.90%	$62,015,348

Investments in Affiliated Investment Funds:
Total investments in Affiliated Investment Funds (cost $24,602,466 and $8,401,176 at December 31, 2012 and 2011, respectively)	24.06%	$23,396,923	5.68%	$8,207,427

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
REVENUE
Realized	$172,364	$5,798,598	$13,186,683
Change in unrealized	217,394	(3,212,537)	2,455,483
Dividend income	1,206,234	1,479,831	557,782
Interest income	10,187	25,245	76,527

Net gain from trading investments	1,606,179	4,091,137	16,276,475

Net realized loss on investments in Affiliated Investment Funds	(8,820,704)	(7,223,728)	0
Net change in unrealized appreciation/depreciation on investments in Affiliated Investment Funds	(1,011,794)	(193,749)	0

Net loss from investments in Affiliated Investment Funds	(9,832,498)	(7,417,477)	0

Total (loss) gain on investments	(8,226,319)	(3,326,340)	16,276,475

EXPENSES
Interest expense	1,440	97	0
Brokerage commissions	0	400,326	780,591
Management fees to Managing Owner	611,512	761,143	693,254
ClariTy Managed Account fees (see Note 4)	0	380,571	90,875
Managing Owner interest earned on investment funds (see Note 4)	624,207	382,673	42,500
Trading Advisors’ management fees	0	1,298,080	2,587,500
Trading Advisors’ incentive fees	0	1,095,674	2,629,655
Services fees - Class I Units (see Note 5)	1,991,521	2,583,290	2,456,823
Sales commission	1,248,414	1,522,284	1,386,508
Offering costs	285,112	321,419	239,437
Operating expenses	608,703	843,252	760,044

Total expenses (1)	5,370,909	9,588,809	11,667,187

NET (LOSS) INCOME	$(13,597,228)	$(12,915,149)	$4,609,288

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net (loss) income per weighted average unitholder and Managing Owner Unit
Class I	$(12.75)	$(10.97)	$3.83

Class II	$(11.43)	$(9.06)	$6.77

Weighted average number of units outstanding - Class I	961,938.536	1,063,082.000	973,800.000

Weighted average number of units outstanding - Class II	116,851.203	138,668.000	130,238.000

(1)

Brokerage commissions, ClariTy Managed Account fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and were a part of operating expenses prior to December 31, 2011, are now paid indirectly and are included in net loss from investments in Affiliated Investment Funds starting January 1, 2012.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2012, 2011 and 2010

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2009	895,406.461	$111,649,834	0.000	$0	111,441.024	$14,529,426	10,560.643	$1,376,873	1,017,408.128	$127,556,133
Additions	226,517.853	27,798,132	0.000	0	25,378.854	3,268,991	0.000	0	251,896.707	31,067,123
Redemptions	(88,455.191)	(10,919,735)	0.000	0	(11,511.451)	(1,523,776)	(8,197.783)	(1,100,000)	(108,164.425)	(13,543,511)
Net income		3,727,285		0		836,227		45,776		4,609,288

Unitholders’ capital at December 31, 2010	1,033,469.123	132,255,516	0.000	0	125,308.427	17,110,868	2,362.860	322,649	1,161,140.410	149,689,033
Additions	180,166.781	22,353,952	0.000	0	34,263.344	4,602,306	0.000	0	214,430.125	26,956,258
Redemptions	(139,041.118)	(16,928,153)	0.000	0	(14,424.241)	(1,941,986)	(2,362.860)	(316,613)	(155,828.219)	(19,186,752)
Net loss		(11,658,503)		0		(1,250,610)		(6,036)		(12,915,149)

Unitholders’ capital at December 31, 2011	1,074,594.786	126,022,812	0.000	0	145,147.530	18,520,578	0.000	0	1,219,742.316	144,543,390
Additions	15,976.621	1,864,200	0.000	0	2,524.261	314,000	0.000	0	18,500.882	2,178,200
Redemptions	(261,741.658)	(29,026,932)	0.000	0	(55,486.886)	(6,862,025)	0.000	0	(317,228.544)	(35,888,957)
Transfers	(4,832.852)	(540,005)	0.000	0	4,388.311	540,005	0.000	0	(444.541)	0
Net loss		(12,261,676)		0		(1,335,552)		0		(13,597,228)

Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	0.000	$0	96,573.216	$11,177,006	0.000	$0	920,570.113	$97,235,405

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments L.P. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments L.P., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

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

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice GRM (“GRM”)*	Graham	K4D-15V Program	01/1/11	12/31/11
CTA Choice EAGL (“EAGL”)*	Eagle	Eagle Momentum Program	05/1/11	11/30/12
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11	11/30/12
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11	11/30/12
CTA Choice TDRM (“TDRM”)*	Tudor	Tudor Quantitative Commodities Strategy	11/1/11	12/31/11
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12
CTA Choice EGLG (“EGLG”)**	Eagle	Eagle Global Program	01/1/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12
CTA Choice GLAGS (“GLAGS”)	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12

*	Any loss carry forward from Series J’s Managed Account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.
**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation to EGLG. Series J fully redeemed from EAGL as of November 30, 2012.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

GRM, together with EAGL, CRABL-PV, KRM, TDRM, EGLG, ORT, SAXN, BLKW, BEAM, GLAGS, HKSB and RDOK are each referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds.”

The Managing Owner may terminate any current Managed Account agreement with a Trading Advisor or select new Trading Advisors including investments in Affiliated Investment Funds, from time-to-time, in its sole discretion, in order to achieve the goals of Series J.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice. CTA Choice consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by CTA Choice’s managing member. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management L.P., depending on the applicable period discussed. Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement.

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

The financial statements of Series J are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Commodity futures, options and foreign exchange forward contracts are reflected in the accompanying financial statements on the trade date basis. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counterparty under a master netting agreement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series J for open forward and option positions will be provided by its administrator, who obtains market quotes from independent data vendors and third parties. Any change in net unrealized gain or loss during the current year is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the year.

Investments in securities consist of publicly-traded mutual funds which are valued using the net asset value on the last day of the period. Realized gains and losses from investments in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Dividends are recorded on the ex-dividend date.

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are highly liquid and carried at fair value. Series J has little or no debt and a statement of changes in unitholders’ capital (net asset value) is provided.

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

Series J considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by independent third party data vendors or pricing services that derive fair values for those assets from observable inputs (Level 2). In determining the level for its investments in Affiliated Investment Funds, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investments in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Level 2 investments in Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in Affiliated Investment Funds is at fair value. There are no Level 3 investments on December 31, 2012 or 2011, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investments in Affiliated Investment Funds, at fair value	$0	$23,396,923	$0	$23,396,923
Investments in securities, at fair value	$65,965,652	$0	$0	$65,965,652

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Investments in Affiliated Investment Funds, at fair value	$0	$8,207,427	$0	$8,207,427
Investments in securities, at fair value	$62,015,348	$0	$0	$62,015,348

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) entitled Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s currently issued International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarification to the Fair Value Measurements and Disclosures Topic of the Codification, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. For public entities, ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on Series J’s financial statements.

C.	Cash and Cash Equivalents

Cash and cash equivalents represents amounts deposited with clearing brokers and a bank, a portion of which is restricted for purposes of meeting margin requirements, which typically ranged from 0% to 35% of the face value of the derivatives traded. A substantial portion of the cash deposited with a bank is deposited in an off-shore sweep account facility daily. Series J receives interest on all cash balances held by the clearing brokers and bank at prevailing rates.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2012, the Managing Owner has paid $2,665,783 in ongoing offering costs, of which $2,608,621 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2012, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,029,164 and $2,009,558, respectively. Of the $2,009,558, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2012 and 2011, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

G.	Interest Income and Dividend Income

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

H.	Foreign Currency Transactions

Series J’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the year. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the statements of operations.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Investments in Affiliated Investment Funds

The investments in the Affiliated Investment Funds are reported in Series J’s statements of financial condition. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investments in the Affiliated Investment Funds represents the Net Asset Value which is the amount that Series J could reasonably expect to receive from the funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.	RELATED PARTIES

Series J reimburses the Managing Owner for services it performs for Series J, which include, but are not limited to; management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

The expenses incurred by Series J for services performed by the Managing Owner and its affiliates for Series J were:

	2012	2011	2010
Management fees to Managing Owner	$611,512	$761,143	$693,254
ClariTy Managed Account fees to affiliate (1)	0	380,571	90,875
Managing Owner interest on investment funds payable	624,207	382,673	42,500
Operating expenses	216,180	207,156	198,600

Total	$1,451,899	$1,731,543	$1,025,229

(1)

ClariTy Managed Account fees, which were paid directly to the Managing Owner during 2011 and 2010, are now paid indirectly through its investments in Affiliated Investment Funds starting January 1, 2012 and totaled $312,245.

Expenses payable to the Managing Owner and its affiliates which are included in the statements of financial condition as of December 31, 2012 and 2011 were $51,125 and $68,447, respectively.

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

From October 1, 2010 to December 31, 2011, Series J paid a monthly fee in the amount of 1/12 of 0.25% of Series J’s beginning net asset value to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, Series J pays this fee indirectly through its investments in the Affiliated Investment Funds. For the year ended December 31, 2012, the managed account fees earned indirectly totaled $312,245. For the years ended December 31, 2011 and 2010, the managed account fees earned directly, totaled $380,571 and $90,875, respectively.

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized net asset value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2012, 2011 and 2010, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $624,207, $382,673 and $42,500, respectively.

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

The Service Fee – Class I Units (as described below) disclosed on the statements of operations represents (i) the monthly 1/12 of 2% of the net asset value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2% (iii) a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

For the years ended December 31, 2012, 2011 and 2010, the Service Fee – Class I Units is composed of the following:

	2012	2011	2010
Monthly 1/12 of 2% service fee calculated on all Class I Units	$2,201,479	$2,668,303	$2,411,963
Initial up-front 2% sales commissions	23,704	423,864	556,889
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(233,662)	(508,877)	(512,029)

Total	$1,991,521	$2,583,290	$2,456,823

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

For the year ended December 31, 2012, Series J paid administration fees indirectly within its investments in Affiliated Investment Funds totaling $163,999. For the years ended December 31, 2011 and 2010, Series J paid administration fees, either directly or indirectly within its investments in Affiliated Investment Funds of $308,817, and $235,706, respectively.

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS

Series J’s investments in the Affiliated Investment Funds represents approximately 24.06% of the net asset value of Series J at December 31, 2012. The investments in the Affiliated Investment Funds are reported in Series J’s statements of financial condition at their fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in fair value of Series J’s Level 2 investments in Affiliated Investment Funds as of December 31, 2012 and 2011.

	Net asset value December 31, 2011	Purchases	(Loss)	Redemptions	Net asset value December 31, 2012
Investments in Affiliated Investment Funds	$8,207,427	$105,989,853	$(9,832,498)	$(80,967,859)	$23,396,923

	Net asset value December 31, 2010	Purchases	(Loss)	Redemptions	Net asset value December 31, 2011
nvestments in Affiliated Investment Funds	$0	$47,456,476	$(7,417,477)	$(31,831,572)	$8,207,427

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

Series J’s investments in the Affiliated Investment Funds are not fully funded, but are subject to additional capital calls to the Affiliated Investment Funds up to full amount of the capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. Series J’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment December 31, 2012	Net Asset Value December 31, 2012	Remaining Capital Commitment December 31, 2012
CTA Choice BEAM	$14,714,950	$4,171,573	$10,543,377
CTA Choice EGLG	15,174,755	3,422,664	11,752,091
CTA Choice GLAGS	14,475,487	4,159,553	10,315,934
CTA Choice HKSB	14,579,767	4,051,014	10,528,753
CTA Choice ORT	13,633,506	4,466,759	9,166,747
CTA Choice RDOK	14,666,234	2,231,317	12,434,917
CTA Choice SAXN	14,448,272	894,043	13,554,229

Total	$101,692,971	$23,396,923	$78,296,048

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

	Prior to October 1, 2010
Trading Advisor	Management Fee (1)	Incentive Fee (2)
Ortus**	2.00%	20.00%
Eagle*	2.00%	20.00%
Graham*	2.50%	20.00%
GLC*	2.00%	20.00%
Krom*	2.00%	20.00%
Paskewitz**	2.00%	20.00%
Crabel*	1.00%	25.00%
Tudor*	2.00%	20.00%

*	The Managing Owner terminated the managed account agreements with GLC, Graham, Eagle, Crabel, Krom and Tudor effective March 31, 2010, December 31, 2010, March 31, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 respectively.
**	The Managing Owner terminated the managed account agreements with Ortus and Paskewitz effective December 31, 2011.

Effective October 1, 2010 for Krom and Paskewitz, and effective January 1, 2011 for Ortus, Series J entered into an amendment to change the management fee and incentive fee charged by each trading advisor pursuant to the applicable advisory agreement as indicated below:

Trading Advisor	Management Fee (1)	Incentive Fee (2)
Krom	1.50%	25.00%
Ortus	1.00%	25.00%
Paskewitz	1.00%	25.00%

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the net asset value of Series J in accordance with the applicable advisory agreement.
(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Management and Incentive Fees (Continued)

Effective January 1, 2012, Series J pays indirectly through its investments in the Affiliated Investment Funds, the following Trading Advisors management fees (based on their respective Capital Commitments to the CTA Choice investments) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM	1.00%	20.00%
BLKW **	1.00%	25.00%
CRABL-PV **	1.00%	25.00%
EAGL **	1.50%	25.00%
EGLG	2.00%	25.00%
GRM *	2.00%	20.00%
GLAGS	2.00%	20.00%
HKSB	0.00%	25.00%
KRM **	1.50%	25.00%
ORT	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%
TDRM *	2.00%	20.00%

*Series J fully redeemed from GRM and TDRM as of December 31, 2011.

**Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.

For the year ended December 31, 2012, Series J paid management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date of $1,309,000. For the years ended December 31, 2011 and 2010, Series J paid management fees either directly or indirectly through its investments in Affiliated Investment Funds of $2,166,215 and $2,587,500, respectively.

For the year ended December 31, 2012, Series J paid incentive fees indirectly within its investments in Affiliated Investment Funds of $597,064. For the years ended December 31, 2011 and 2010, Series J paid incentive fees either directly or indirectly through its investments in Affiliated Investment Funds of $1,097,473 and $2,629,655, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series J’s derivatives by instrument type, as well as the location of those instruments on the statements of financial condition as of December 31, 2011, are included in the condensed schedules of investments, none of which are deemed derivatives designated as hedging instruments. No derivative instruments were directly held by Series J as of December 31, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

The following presents the fair value of derivative contracts at December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statements of financial condition.

	December 31, 2011
Description	Assets	Liabilities	Net
Forward Currency Contracts	$648,171	$(648,171)	$0

Total gross fair value of derivatives	$648,171	$(648,171)	$0

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the years ended December 31, 2011 and 2010 is as follows:

	Trading Revenue for years ended December 31,
	2011	2010
Type of instrument
Commodities contracts	$(755,304)	$3,746,354
Currencies contracts	449,279	3,226,724
Energy contracts	(419,325)	(3,442,787)
Interest rate contracts	1,362,798	4,890,455
Metals contracts	854,268	2,863,499
Stock indices contracts	(145,102)	540,255
Purchased options on futures contracts	(237,784)	(2,324,584)
Written options on futures contracts	22,924	301,245
Forward currency contracts	893,359	6,715,707

Total	$2,025,113	$16,516,868

Line item in the statements of operations
Realized	$6,893,490	$12,405,545
Change in unrealized	(4,868,377)	4,111,323

Total	$2,025,113	$16,516,868

*

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

For the year ended December 31, 2011, the total number of closed futures contracts was approximately 89,362, the total number of closed options on futures contracts was 4,924, and the average monthly notional value of forward currency contracts closed was approximately $1,339,891,596.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options on futures contracts closed and settled in cash during the years ended December 31, 2011.

No derivative instruments were held directly by Series J during the year ended December 31, 2012.

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

Series J’s futures commission merchants, in accepting orders for the purchase or sale of domestic futures contracts, are required by CFTC regulations to separately account for and segregate as belonging to Series J all assets of Series J relating to domestic futures trading and are not allowed to commingle such assets with its other assets. At December 31, 2012 and 2011, there are no such segregated assets and therefore, no segregation requirements.

As of December 31, 2012, Series J had no open futures or forward currency contracts as Series J has transitioned from investments in direct Managed Accounts to accessing the Trading Advisors through CTA Choice’s managed account platform.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2012	2011	2010	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per Unit at beginning of year	$117.27	$127.97	$124.69	$127.60	$136.55	$130.38

Gain (loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(8.78)	(3.73)	13.52	(9.69)	(4.03)	14.36
Interest income (1)	0.01	0.02	0.07	0.01	0.02	0.07
Dividend income (1)	1.11	1.22	0.50	1.22	1.30	0.53
Expenses (3)	(5.17)	(8.21)	(10.81)	(3.40)	(6.24)	(8.79)

Total gain (loss) from operations	(12.83)	(10.70)	3.28	(11.86)	(8.95)	6.17

Net asset value per Unit at end of year	$104.44	$117.27	$127.97	$115.74	$127.60	$136.55

Total Return
Total return before incentive fees	(10.94)%	(7.65)%	4.56%	(9.29)%	(5.84)%	6.69%
Incentive fee	0.00%	(0.71)%	(1.93)%	0.00%	(0.71)%	(1.96)%

Total return after incentive fees	(10.94)%	(8.36)%	2.63%	(9.29)%	(6.55)%	4.73%

Supplemental data
Ratios to average net asset values:
Net investment loss before incentive fees (2), (3)	(3.60)%	(4.91)%	(6.33)%	(1.75)%	(2.96)%	(4.31)%
Incentive fee (3)	0.00%	(0.73)%	(1.95)%	0.00%	(0.73)%	(1.96)%

Net investment loss after incentive fees (3)	(3.60)%	(5.64)%	(8.28)%	(1.75)%	(3.69)%	(6.27)%

Interest income	0.01%	0.02%	0.06%	0.01%	0.02%	0.06%

Dividend income	0.98%	0.99%	0.41%	0.99%	0.98%	0.41%

Incentive fees (3)	0.00%	0.73%	1.95%	0.00%	0.73%	1.96%

Other expenses (3)	4.59%	5.92%	6.80%	2.75%	3.96%	4.78%

Total expenses (3)	4.59%	6.65%	8.75%	2.75%	4.69%	6.74%

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

(2)

Represents dividend and interest income less total expenses (exclusive of incentive fees). This excludes Series J’s proportionate share of income and expenses from investments in Affiliated Investment Funds.

(3)	Trading Advisor management, incentive and various other operating expenses charged indirectly within Series J’s investments in Affiliated Investment Funds are included in Total Return.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of February 28, 2013:

	Total Capital		Remaining Capital
	Commitment	Net Asset Value	Commitment
	February 28, 2013	February 28, 2013	February 28, 2013
Affiliated Investment Funds	$94,611,675	$19,990,903	$74,620,772

From January 1, 2013 through March 24, 2013, there were estimated subscriptions and redemptions of $389,178 and $5,404,169, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2013.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.
Managing Owner

By:	/s/ David K. Spohr	Date: March 25, 2013
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 25, 2013

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 25, 2013
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 25, 2013
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)