Form 10-Q
period 2013-03-31
World Monitor Trust III - Series J
filed 2013-05-14
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(The Registrant’s telephone number, including area code)

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

MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents (see Note 2)	$15,083,143	$12,503,744
Investment in Affiliated Investment Funds, at fair value (cost $17,619,802 and $24,602,466 at March 31, 2013 and December 31, 2012, respectively) (see Note 7)	16,913,621	23,396,923
Investment in securities, at fair value (cost $59,757,779 and $65,748,258 at March 31, 2013 and December 31, 2012, respectively)	59,917,803	65,965,652

Total assets	$91,914,567	$101,866,319

LIABILITIES
Accrued expenses payable	$208,597	$171,152
Interest payable to Managing Owner	26,734	1,350
Offering costs payable	2,592	4,868
Service fees payable (see Note 5)	143,299	157,628
Redemptions payable	3,478,232	4,295,916
Subscriptions received in advance	411,000	0

Total liabilities	4,270,454	4,630,914

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 770,405.825 and 823,996.897 Units outstanding at March 31, 2013 and December 31, 2012, respectively	78,693,733	86,058,399
Managing Owner’s Units - none and none Units outstanding at March 31, 2013 and December 31, 2012, respectively	0	0
Class II Units:
Unitholders’ Units - 78,680.382 and 96,573.216 Units outstanding at March 31, 2013 and December 31, 2012, respectively	8,950,380	11,177,006
Managing Owner’s Units - none and none Units outstanding at March 31, 2013 and December 31, 2012, respectively	0	0

Total unitholders’ capital (Net Asset Value)	87,644,113	97,235,405

Total liabilities and unitholders’ capital	$91,914,567	$101,866,319

NET ASSET VALUE PER UNIT
Class I	$102.15	$104.44

Class II	$113.76	$115.74

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013		December 31, 2012
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in Securities:
Publicly-traded mutual funds
JP Morgan Short Duration Bond (shares 1,819,195.717 and 2,031,476.940 at March 31, 2013 and December 31, 2012, respectively)	22.79%	$19,974,769	22.96%	$22,325,932
Fidelity Instl Shrt-Interm Govt (shares 1,974,328.179 and 2,208,234.540 at March 31, 2013 and December 31, 2012, respectively)	22.77%	19,960,458	22.94%	22,303,169
T. Rowe Price Short-Term Fund (shares 4,128,631.382 and 4,399,288.920 at March 31, 2013 and December 31, 2012, respectively)	22.80%	19,982,576	21.94%	21,336,551

Total investment in Securities (cost $59,757,779 and $65,748,258 at March 31, 2013 and December 31, 2012, respectively)	68.36%	$59,917,803	67.84%	$65,965,652

Investment in Affiliated Investment Funds:

Total investment in Affiliated Investment Funds (cost $17,619,802 and $24,602,466 at March 31, 2013 and December 31, 2012, respectively)	19.30%	$16,913,621	24.06%	$23,396,923

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31,
	2013	2012
INVESTMENT INCOME
Interest income	$959	$6,955
Dividend income	167,359	312,752

Total investment income	168,318	319,707
EXPENSES
Interest expenses	0	1,440
Management fees to Managing Owner	116,679	177,291
Managing Owner interest earned on investment funds (see Note 4)	63,032	64,974
Service fees - Class I Units (see Note 5)	413,389	546,350
Sales commission	236,609	358,749
Offering costs	58,514	70,427
Operating expenses	167,258	136,294

Total expenses	1,055,481	1,355,525

Net investment loss	(887,163)	(1,035,818)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain on securities	14,512	7,722
Net change in unrealized appreciation/depreciation on securities	(57,370)	152,543

Net (loss) gain from investment in securities	(42,858)	160,265

Net realized loss on Affiliated Investment Funds	(1,600,357)	(679)
Net change in unrealized appreciation/depreciation on Affiliated Investment Funds	499,362	(4,934,908)

Net loss from investment in Affiliated Investment Funds	(1,100,995)	(4,935,587)

NET LOSS	$(2,031,016)	$(5,811,140)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average unitholder and Managing Owner Unit
Class I	$(2.31)	$(4.88)

Class II	$(2.05)	$(4.65)

Weighted average number of units outstanding - Class I	798,176.058	1,058,993.000

Weighted average number of units outstanding - Class II	89,362.666	137,311.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class I				Class II
	Unitholders		Managing Owner		Unitholders		Managing Owner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2013

Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	0.000	$0	96,573.216	$11,177,006	0.000	$0	920,570.113	$97,235,405

Additions	2,550.767	264,178	0.000	0	653.267	75,000	0.000	0	3,204.034	339,178

Redemptions	(56,141.839)	(5,781,126)	0.000	0	(18,546.101)	(2,118,328)	0.000	0	(74,687.940)	(7,899,454)

Net loss		(1,847,718)		0		(183,298)		0		(2,031,016)

Unitholders’ capital at March 31, 2013	770,405.825	$78,693,733	0.000	$0	78,680.382	$8,950,380	0.000	$0	849,086.207	$87,644,113

Three months ended March 31, 2012

Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	0.000	$0	145,147.530	$18,520,578	0.000	$0	1,219,742.316	$144,543,390

Additions	14,507.903	1,699,200	0.000	0	1,049.339	134,000	0.000	0	15,557.242	1,833,200

Redemptions	(60,273.871)	(6,893,613)	0.000	0	(19,741.354)	(2,480,135)	0.000	0	(80,015.225)	(9,373,748)

Net loss		(5,172,038)		0		(639,102)		0		(5,811,140)

Unitholders’ capital at March 31, 2012	1,028,828.818	$115,656,361	0.000	$0	126,455.515	$15,535,341	0.000	$0	1,155,284.333	$131,191,702

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

Series J allocates a portion of its assets to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice Fund LLC (“CTA Choice”), a Delaware limited liability company organized in series, for which such allocations are rebalanced quarterly. Series J allocates approximately one-seventh of its nets assets (“Allocated Assets”) to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see Note 12). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Each Trading advisor listed below are referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date

CTA Choice EAGL (“EAGL”)*	Eagle	Eagle Momentum Program	05/1/11	11/30/12

CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11	11/30/12

CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11	11/30/12

CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12

CTA Choice EGLG (“EGLG”)**	Eagle	Eagle Global Program	01/1/12

CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12

CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12

CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12

CTA Choice GLAGS (“GLAGS”)	Global Ag, LLC	Diversified Program	12/1/12

CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12

CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12

*	Any loss carry forward from Series J’s Managed Account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.
**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation EGLG. Series J fully redeemed from EAGL as of November 30, 2012.

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

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2013, the condensed statements of operations for the three months ended March 31, 2013 (“First Quarter 2013”) and for the three months ended March 31, 2012 (“First Quarter 2012”) and the condensed statements of changes in unitholders’ capital for the First Quarter 2013 and First Quarter 2012, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2013 and the results of its operations for the First Quarter 2013 and the First Quarter 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2012.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

Investment in securities consists of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period. Realized gains and losses from investment securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the expedient method. The carrying value of the underlying investments in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on March 31, 2013 or December 31, 2012, nor any portion of the interim periods.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$16,913,621	$0	$16,913,621
Investment in securities, at fair value	$59,917,803	$0	$0	$59,917,803

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$23,396,923	$0	$23,396,923
Investment in securities, at fair value	$65,965,652	$0	$0	$65,965,652

B.	Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in overnight deposits. Interest income, if any, includes interest on cash and overnight deposits. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits. Series J has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions or redemptions received.

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

There have been no differences between the tax basis and book basis of assets, liabilities or Unitholders’ capital since inception of Series J.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2013, the Managing Owner has paid $2,724,296 in ongoing offering costs, of which $2,667,134 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2013, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,087,678 and $2,068,071, respectively. Of the $2,068,071 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2013 and First Quarter 2012, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the net asset value of Series J.

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Affiliated Investment Funds represents the Net Asset Value which is the amount that Series J could reasonably expect to receive from the funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to; management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services.

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended March 31,
	2013	2012
Management fees to Managing Owner	$116,679	$177,291
Managing Owner interest earned on investment funds	63,032	64,974
Operating expenses	53,435	70,043

	$233,146	$312,308

Expenses payable to Kenmar Preferred and its affiliates which are included in the condensed statements of financial condition as of March 31, 2013 and December 31, 2012 were $78,339 and $51,125, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s net asset value at the beginning of each month (See Note 5).

The Managing Owner has determined that it is in the best interest of Series J to invest a portion of its net assets, either directly or indirectly through certain investment funds, in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized net asset value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the First Quarter 2013 and the First Quarter 2012, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $63,032 and $64,974, respectively.

Effective January 1, 2012, Series J pays a monthly managed account fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investments in the Affiliated Investment Funds. For the First Quarter 2013 and the First Quarter 2012, the managed account fees earned indirectly totaled $59,209 and $85,301, respectively.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

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

For the First Quarter 2013 and First Quarter 2012, the Service Fee – Class I Units is composed of the following:

	First Quarter 2013	First Quarter 2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$419,552	$627,421
Initial up-front 2% sales commissions	5,284	23,504
Series J’s recapture on 1/12 of 2% service fee on select units and recapture of the service fee on units held with no CSA	(11,447)	(104,575)

Total	$413,389	$546,350

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

GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the administrator of Series J. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	ADMINISTRATOR (CONTINUED)

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2013 and the First Quarter 2012, Series J indirectly paid administration fees totaling $41,140 and $46,592, respectively.

Effective January 1, 2013, Series J also pays an administration fee directly to GlobeOp. For the First Quarter 2013, Series J directly paid GlobeOp administration fees of $6,250.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents approximately 19.30% and 24.06% of the net asset value of Series J at March 31, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at their net asset value (fair value). Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the First Quarter 2013 and 2012:

	Net asset value December 31, 2012	Purchases	Loss	Redemptions	Net asset value March 31, 2013
Investment in Affiliated Investment Funds	$23,396,923	$14,454,606	$(1,100,995)	$(19,836,913)	$16,913,621

	Net asset value December 31, 2011	Purchases	Loss	Redemptions	Net asset value March 31, 2012
Investment in Affiliated Investment Funds	$8,207,427	$50,277,953	$(4,935,587)	$(33,405,496)	$20,144,297

The Affiliated Investment Funds are redeemable semi-monthly to monthly and require a redemption notice of 1-5 days. Series J may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading of commodity futures including agriculture, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options of future contracts.

Series J records its proportionate share of income or loss in the condensed statements of operations.

KMP FUTURES FUND I LLC (formerly known as WCM POOL LLC)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J’s investment in Affiliated Investment Funds are notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J’s capital commitment to the Affiliated Investment Funds is disclosed below.

	Total Capital Commitment March 31, 2013	Net Asset Value March 31, 2013	Remaining Capital Commitment March 31, 2013
CTA Choice BEAM	$12,397,146	$2,564,234	$9,832,912
CTA Choice EGLG	13,454,878	2,690,564	10,764,314
CTA Choice GLAGS	13,491,292	2,112,163	11,379,129
CTA Choice HKSB	13,498,549	2,724,578	10,773,971
CTA Choice ORT	11,960,333	3,797,360	8,162,973
CTA Choice RDOK	13,565,593	1,858,856	11,706,737
CTA Choice SAXN	13,185,746	1,165,866	12,019,880

Total	$91,553,537	$16,913,621	$74,639,916

Series J’s investment in Affiliated Investment Funds are subject to the market and credit risks of securities held or sold short by this fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Effective January 1, 2012, Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements.

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM	1.00%	20.00%
BLKW *	1.00%	25.00%
CRABL-PV *	1.00%	25.00%
EAGL *	1.50%	25.00%
EGLG	2.00%	25.00%
GLAGS	2.00%	20.00%
HKSB	0.00%	25.00%
KRM *	1.50%	25.00%
ORT	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

*    Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.

For the First Quarter 2013 and First Quarter 2012, Series J paid management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $271,124 and $372,279, respectively.

For the First Quarter 2013 and First Quarter 2012, Series J paid incentive fees indirectly within its investment in Affiliated Investment Funds of $189,078 and $78,007, respectively.

C.	Commissions

Series J indirectly, through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of March 31, 2013 and December 31, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

Series J’s investment in Affiliated Investment Funds are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investments in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk), including investments in Affiliated Investment Funds.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments, the liquidity and inherent volatility of the markets in which Series J indirectly invests through its ownership in Affiliated Investment Funds.

Credit Risk

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

As of March 31, 2013 and December 31, 2012, Series J had no open futures or forward currency contracts as Series J accessed the Trading Advisors through its investment in Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the First Quarter 2013 and 2012. This information has been derived from information presented in the condensed financial statements.

	Class I		Class II
	First Quarter		First Quarter
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per Unit at beginning of period	$104.44	$117.27	$115.74	$127.60

Loss from operations:
Net realized and change in unrealized loss(1)	(1.25)	(3.94)	(1.38)	(4.31)
Interest income(1)	0.00	0.01	0.00	0.01
Dividend income(1)	0.19	0.26	0.21	0.29
Expenses(3)	(1.23)	(1.18)	(0.81)	(0.74)

Total loss from operations	(2.29)	(4.85)	(1.98)	(4.75)

Net assets value per Unit at end of period	$102.15	$112.42	$113.76	$122.85

Total Return(4)	(2.19)%	(4.14)%	(1.71)%	(3.72)%

Supplemental data
Ratios to average net asset values:
Net investment loss(2), (3)	(4.04)%	(3.16)%	(2.09)%	(1.42)%

Interest income(3)	0.00%	0.02%	0.00%	0.02%

Dividend income(3)	0.72%	0.89%	0.74%	0.90%

Other expenses(3)	4.76%	4.07%	2.83%	2.34%

Total expenses	4.76%	4.07%	2.83%	2.34%

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

(2)	Represents dividend and interest income less net expenses.
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of April 30, 2013:

	Total Capital Commitment April 30, 2013	Net Asset Value April 30, 2013	Remaining Capital Commitment April 30, 2013
Affiliated Investment Funds	$88,843,907	$13,179,182	$75,664,725

From April 1, 2013 through May 13, 2013, there were subscriptions of $600,500 effective for May 1, 2013.

From April 1, 2013 through May 13, 2013, there were redemptions of $3,648,742 effective for April 30, 2013.

Effective April 30, 2013, Series J fully redeemed from BEAM and ORT. Effective May 1, 2013, Series J now allocates approximately one-fifth of its net assets to each of EGLG, GLAGS, HKSB, RDOK and SAXN.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2013 (“First Quarter 2013”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the managing owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the condensed financial statements).

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

Kenmar Preferred has been the Managing Owner of the Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in the Registrant.

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Advisors and the Trust and other administrative services. Effective October 1, 2010 the Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P. (formerly Clarity Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the trading advisors.

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

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice GLAGS, managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

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

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a).

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of the Registrant’s Net Asset Value at the beginning of each month (See Note 4 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2012).

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

Advisors’ Fees

The Registrant indirectly, through its investments in the Affiliated Investment Funds, pays each Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

	Effective December 1, 2012
Advisor	Management Fee	Incentive Fee
BEAM	1.00%	20.00%
Eagle	2.00%	25.00%
Global	2.00%	20.00%
Hawksbill	0.00%	25.00%
Ortus	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the trading advisor on behalf of the Registrant, The Registrant’s pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the trading advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

The Registrant is an open-end fund, which solicits the sale of additional Units on a monthly basis until the maximum amount of Units being offered by the Registrant have been sold. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that an Advisor recommends similar or identical trades to the Registrant and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the

Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2012

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2012, is set forth under Items 2 and 3 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

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

Critical Accounting Policies

General

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“US GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of the Registrant’s condensed financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2012.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported as a component of trading profits (losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2012 annual report, attached hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrants valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2013, $59,917,803 or 77.99% are classified as Level 1 and $16,913,621 or 22.01% as Level 2. Of the Registrant’s investments at December 31, 2012, $65,965,652 or 73.82% are classified as Level 1 and $23,396,923 or 26.18% as Level 2. There are no Level 3 investments at March 31, 2013 or December 31, 2012, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2013 resulted in additional gross proceeds to the Registrant of $194,262,556.

Limited Interests in the Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

First Quarter 2013

Subscriptions of Limited Units and Managing Owner Units for the First Quarter 2013 were $339,178 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the First Quarter 2013 were $7,899,454 and $0, respectively.

First Quarter 2012

Subscriptions of Limited Units and Managing Owner Units for the First Quarter 2012 were $1,833,200 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the First Quarter 2012 were $9,373,748 and $0, respectively.

Liquidity

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

Since Registrant’s business is to trade futures, forward and option contracts through its investments in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the First Quarter 2013 and First Quarter 2012:

First Quarter 2013

The first quarter was marked by surging optimism in the global financial markets, with emphasis on the United States. The resolution of the fiscal cliff, growing signs that the deleveraging headwinds on consumers were fading, continued robust housing data, and the improving job market all boosted hopes that the US economy was on the verge of a multi-year reflation. The bold steps of Japanese policymakers to shake their economy from long-term inactivity advanced their stock markets and gave a massive jolt to consumer and business confidence. Sovereign debt markets continued to stabilize in Europe despite the flare up in Cyprus. China and other emerging markets showed signs that they were reaccelerating after the slowdown in 2012. Global PMIs lifted up in the first quarter. Risk assets soared, especially in the US, as the markets looked ahead to a year with no major worries of financial dislocation, expectations of firming growth, and still accommodative monetary policy.

Treasuries continued to selloff as tail risk perceptions dwindled and investors began to chase yield and asset appreciation. Still, the selloff failed to gather momentum as the Cyprus bailout fueled a strong bid for Treasuries toward the end of the quarter. Yields on the long-end of the curve climbed and the yield curve steepened. The yield on the 10-year appreciated 9 basis points to 1.87%, although at one point during the quarter the yield had surged to 2.06%. The 30-year yield rose 15 basis points to reach 3.10%, the highest level since May 2012. The yield on the 5-year edged up 5 basis points to 0.77%. However, the yield on the 2-year note was unchanged at 25 basis points. The Bank of Japan announced massive quantitative easing and its intention to buy a wide range of assets. The European Central Bank and the Bank of England maintained status quo.

Despite the rally in risk assets and the fading of flight to safety, the greenback rallied quickly as expectations of US economic resurgence gained ground. The Dollar Index jumped 4.02%. The euro failed to hold onto the gains at the beginning of the year and fell back to below 1.30 by the end of the quarter, losing 2.81% against the dollar. The British Pound plunged 6.57% against the dollar as poor economic performance and widening current account deficit took their toll. The yen continued its rapid decline, dropping 8.68%, due to the Bank of Japan’s announcement of Quantitative Easing. The commodity currencies were mixed—the Australian dollar edged up 0.15% against the greenback but the Canadian dollar dropped 2.17%.

US equities experienced their best first quarter since 1997. The gains were broad-based, with transportation and financials leading the way. The Dow, the S&P 500, and NASDAQ gained approximately 11.25%, 10.61%, and 8.21%, respectively, for the quarter. European stocks experienced more moderate gains. The STOXX 600, a broad measure of European equities, climbed 2.31%, in dollar terms. The CAC, the DAX, and the FTSE 100 closed the quarter with gains of approximately 2.48%, 2.40%, and 8.71%, respectively. Asian markets were more mixed. The Nikkei soared 19.27%, after climbing 17.2% in the previous quarter. However, the Hang Seng declined 1.58%. The Korean Kospi edged up 0.39%. The Australian All Ordinaries Index rose 6.76%.

Commodities did not partake in the global rally in risk assets. Much of the commodity complex declined, with the exception of the energy complex and cotton. WTI crude gained 4.41% during the quarter even as Brent crude declined 2.63%, narrowing the spread between the two. Gasoline and natural gas outperformed crude oil, soaring 11.29% and 24.47%, respectively. Natural gas benefited from the colder winter.

Precious metals lost ground as fear receded and investors sought out yield. Gold and silver dropped 5.57% and 8.49%, respectively. Base metal prices fell across the board. Copper, nickel, aluminum, and zinc recorded losses of 8.94%, 5.90%, 11.89%, and 11.36%, respectively.

The grains complex was mixed. Wheat prices dropped 8.94% as US weather threats diminished. On the other hand, corn and soybeans held their ground. The softs complex suffered significant losses, notably sugar, which declined 10.31% on reports that India’s production would be higher than earlier estimates. Coffee fell 8.20%.

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

Sector Performance

Due to the nature of the Registrant’s direct and indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which the Registrant’s assets were allocated as of First Quarter 2013 and First Quarter 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of the Registrant’s direct and indirect trading results for the major sectors in which the Registrant traded for the First Quarter 2013 and First Quarter 2012.

First Quarter 2013

As of March 31, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	22.26%

Energies	11.54%

Grains	33.58%

Indices	10.45%

Interest Rates	14.28%

Meats	0.00%

Metals	4.79%

Tropicals	3.10%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for First Quarter 2013 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the British pound and the Mexican peso. The majority of its losses were incurred in Japanese yen and the Canadian dollar.

Interest Rates: (-) Registrant experienced a majority of its gains in the German bobl. The majority of its losses were incurred in the U.S. treasure notes and the Euro bund.

Indices: (+) Registrant experienced a majority of its gains in the DAX index and the Nikkei index. The majority of its losses were incurred in All Ordinaries index.

Energies: (+) Registrant experienced a majority of its gains in RBOB gasoline and natural gas. The majority of its losses were incurred in Brent crude and gas oil.

Metals: (-) Registrant experienced a majority of its gains in palladium and gold. The majority of its losses were incurred in silver and copper.

Grains: (+) Registrant experienced a majority of its gains in cotton and corn. The majority of its losses were incurred in soybeans and soybean meal.

Meats: (-) Registrant experienced a majority of its gains in hogs. The majority of its losses were incurred in cattle.

Softs: (-) Registrant experienced a majority of its gains in lumber. The majority of its losses were incurred in coffee

First Quarter 2012

As of March 31, 2012, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	35.42%

Energies	21.44%

Grains	5.76%

Indices	18.06%

Interest Rates	11.30%

Meats	1.07%

Metals	6.20%

Tropicals	0.75%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for First Quarter 2012 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Norwegian krone and Swedish krone. The majority of losses were experienced in the Euro, Japanese yen, and Canadian dollar.

Energies: (+) The Registrant experienced the majority of its gains in brent crude and natural gas. The majority of losses were experienced in crude oil.

Grains: (-) The Registrant experienced the majority of its gains in soybeans. The majority of losses were experienced in corn and wheat.

Indices: (+) The Registrant experienced a majority of its gains in the Nikkei, Nasdaq 100 (E-Mini), and S&P 500 Mini. Losses were incurred in the FTSE 100, IBEX 35, and Hang Seng.

Interest Rates: (-) The Registrant experienced gains in the Euribor, Eurodollar, and Canadian bond. The majority of losses were experienced in the U.S. 5-year Treasury note, London gilt, and German bobl.

Meats: (-) The Registrant experienced losses in live cattle. Live hogs traded flat.

Metals: (-) The Registrant experienced gains in copper, platinum, and lead. The majority of losses were incurred in gold, copper, and aluminum.

Softs: (-) The Registrant experienced losses in sugar, coffee, and rubber. Cocoa traded flat.

First Quarter 2013

The Net Asset Value per Unit of Class I as of March 31, 2013 was $102.15, a decrease of $2.29 from the December 31, 2012 Net Asset Value of $104.44.

The Net Asset Value per Unit of Class II as of March 31, 2013 was $113.76, a decrease of $1.98 from the December 31, 2012 Net Asset Value of $115.74.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of March 31, 2013, as well as the allocation of the Registrants assets to each trading advisor at March 31, 2013.

WMT III Series J - Class I Beginning UNAV	$ 104.44	WMT III Series J - Class II Beginning UNAV	$ 115.74	Allocation of Assets as of March 31, 2013
BEAM	(1.13)	BEAM	(1.25)	14.31%
EGLG	0.19	EGLG	0.21	14.26%
GLAGS	0.27	GLAGS	0.30	14.31%
HKSB	0.19	HKSB	0.22	14.30%
ORT	(1.18)	ORT	(1.31)	14.20%
RDOK	0.52	RDOK	0.57	14.37%
SAXN	(0.10)	SAXN	(0.11)	14.25%
Net Expenses	(1.05)	Net Expenses	(0.61)
ENDING UNAV	$102.15	ENDING UNAV	$113.76	100.00%

*

The above table is based on the effect for an investor who held the unit for the entire First Quarter 2013, and is based on the average contribution per trader and net expenses for the relevant class of shares.

The Registrant’s average net asset level during the First Quarter 2013 was approximately $92,809,000, a decrease of approximately $47,303,000 as compared to the First Quarter 2012, primarily due to the effect of redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the First Quarter 2013 was (2.19)% and (1.71)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the First Quarter 2013 was approximately $43,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the First Quarter 2013 was approximately $1,101,000.

Dividend income for the First Quarter 2013 was approximately $167,000, a decrease of approximately $146,000, as compared to the First Quarter 2012.

Brokerage Commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $175,000, an increase of approximately $56,000, as compared to the First Quarter 2012.

Trading Advisor’s management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the First Quarter 2013 were $271,000, a decrease of approximately $101,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the First Quarter 2013 were approximately $117,000, a decrease of approximately $60,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $189,000.

ClariTy Managed Account fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the First Quarter 2013 were $59,000, a decrease of approximately $26,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Service fees for the First Quarter 2013 were approximately $413,000, a decrease of approximately $133,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the First Quarter 2013 were approximately $237,000, a decrease of approximately $122,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on investment funds for the First Quarter 2013 was approximately $63,000, a decrease of approximately $2,000, as compared to the First Quarter 2012.

Operating expenses were approximately $167,000 for the First Quarter 2013. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs were approximately $59,000 for the First Quarter 2013.

First Quarter 2012

The Net Asset Value per Unit of Class I as of March 31, 2012 was $112.42, a decrease of $4.85 from the December 31, 2012 Net Asset Value of $117.27.

The Net Asset Value per Unit of Class II as of March 31, 2012 was $122.85, a decrease of $4.75 from the December 31, 2012 Net Asset Value of $127.60.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of March 31, 2012, as well as the allocation of Registrants assets to each trading advisor at March 31, 2012.

WMT III Series J - Class I Beginning UNAV	$ 117.27	WMT III Series J - Class II Beginning UNAV	$ 127.60	Allocation of Assets as of March 31,2012
BEAM	(1.08)	BEAM	(1.17)	14.24%
BLKW	(0.88)	BLKW	(0.96)	14.11%
CRABL-PV	(0.44)	CRABL-PV	(0.48)	14.05%
EAGL	(0.38)	EAGL	(0.42)	7.50%
EGLG	0.19	EGLG	0.21	7.94%
KRM	(0.32)	KRM	(0.35)	14.44%
ORT	(1.11)	ORT	(1.21)	13.46%
SAXN	(0.15)	SAXN	(0.17)	14.26%
Net Expenses	(0.68)	Net Expenses	(0.20)
ENDING UNAV	$112.42	ENDING UNAV	$122.85	100.00%

*

The above table is based on the effect for an investor who held the unit for the entire First Quarter 2012, and is based on the average contribution per trader and net expenses for the relevant class of shares.

The Registrant’s average net asset levels during the First Quarter 2012 were approximately $140,112,000, a decrease of approximately $10,180,000 as compared to the First Quarter 2011, primarily due to the effect of redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the First Quarter 2012 was (4.14)% and (3.72)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s trading gains before commissions and related fees for the First Quarter 2012 were approximately $160,000. The Registrant loss from its investment in Affiliated Investment Funds was approximately $4,936,000.

Dividend income for the First Quarter 2012 was approximately $313,000, a decrease of approximately $287,000, as compared to the First Quarter 2011.

Brokerage Commissions and other transaction fees for the First Quarter 2012 were $0, a decrease of approximately $136,000 as compared to the First Quarter 2011, primarily due to the change in structure as the Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through its investments in Affiliated Investment Funds.

Management fees to the Trading Advisors for the First Quarter 2012 were $0, a decrease of approximately $433,000 as compared to the First Quarter 2011, primarily due to the change in structure as the Registrant transitioned from investments in direct managed accounts to accessing the Trading Advisors through its investments in Affiliated Investment Funds. The Registrant through its investment in Affiliated Investment Funds continues to pay management fees to the Trading Advisors.

Management fees to the Managing Owner for the First Quarter 2012 were approximately $177,000, a decrease of approximately $14,000 as compared to the First Quarter 2011, primarily due to the decrease in average net asset levels discussed above.

ClariTy Managed Account fees for the First Quarter 2012 were $0, a decrease of approximately $95,000 as compared to the First Quarter 2011, as the Registrant is no longer paying this fee directly. The Registrant through its investment in Affiliated Investment Funds continues to pay the fee.

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

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Incentive fees for the First Quarter 2012 were $0, primarily due to the change in structure as discussed above. The Registrant through its investment in Affiliated Investment Funds continues to pay incentive fees to the Trading Advisors.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through the CTA Choice Segregated Series and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through the CTA Choice Segregated Series and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through the CTA Choice Segregated Series are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2012.

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

“Value at Risk” is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant’s speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant’s losses in any market sector will be limited to Value at Risk or by the Registrant’s attempts to manage its market risk.

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

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers’ margins have been used.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at March 31, 2013 and December 31, 2012. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2013 and December 31, 2012, the Registrant had total capitalizations of approximately $88 million and $97 million, respectively.

	March 31, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,758,964	2.01%	$2,633,706	2.71%
Currencies	2,741,765	3.13%	4,450,179	4.58%
Commodities	6,529,694	7.45%	4,216,435	4.34%
Stock indices	1,286,873	1.47%	2,288,756	2.35%

Total	$12,317,296	14.06%	$13,589,076	13.98%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for First Quarter 2013 and 2012 based upon the Registrant’s total average capitalization of approximately $93 million and $138 million, respectively.

	First Quarter 2013		First Quarter 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,292,201	2.47%	$2,338,856	1.69%
Currencies	3,380,131	3.64%	7,379,592	5.33%
Commodities	6,779,025	7.30%	5,921,226	4.28%
Stock indices	1,788,819	1.93%	3,514,359	2.54%

Total	$14,240,176	15.34%	$19,154,033	13.84%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by the Registrant (directly/indirectly) is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant give no indication of this “risk of ruin.”

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

Based on the trading value at risk at March 31, 2013, the Registrant experienced an increase in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2012. Increases in the average trading value at risk, relative to average capitalization levels, were also experienced during the First Quarter as compared with the First Quarter 2012.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors through the CTA Choice Segregated Series, severally, attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisors through the CTA Choice Segregated Series if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the net asset value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating the Registrant’s disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within the Registrant have been detected.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of March 31, 2013. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2013.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2013, all sales of interest qualify as unregistered sales due to the

Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 674,840.62 Units amounting to approximately $83,268,978

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1

Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2

Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3

Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

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

10.9

Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10

Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11

WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12

Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13

Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15

Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19

Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20

Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21

Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22

Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

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

99.1

Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2

Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3

Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 14, 2013
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 14, 2013
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)