Form 10-Q
period 2013-06-30
World Monitor Trust III - Series J
filed 2013-08-13
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:       000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(914) 307-7000
(The Registrant's telephone number, including area code)

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

Yes ☒ No ☐

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

WORLD MONITOR TRUST III – SERIES J
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.                 Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2013 (Unaudited) and December 31, 2012

	June 30,	December 31,
ASSETS	2013	2012
Cash and cash equivalents (see Note 2)	$14,386,418	$12,503,744
Investment in Affiliated Investment Funds, at fair value (cost $12,738,627 and $24,602,466 at June 30, 2013 and December 31, 2012, respectively) (see Note 7)	11,726,087	23,396,923
Investment in securities, at fair value (cost $50,345,227 and $65,748,258 at June 30, 2013 and December 31, 2012, respectively)	50,030,886	65,965,652
Total assets	$76,143,391	$101,866,319

LIABILITIES
Accrued expenses payable	$173,541	$171,152
Interest payable to Managing Owner	0	1,350
Offering costs payable	8,577	4,868
Service fees payable (see Note 5)	120,523	157,628
Redemptions payable	2,849,125	4,295,916
Subscriptions received in advance	35,000	0
Total liabilities	3,186,766	4,630,914

UNITHOLDERS' CAPITAL (Net Asset Value)
Class I Units:
Unitholders' Units – 691,008.006 and 823,996.897 Units outstanding at June 30, 2013 and December 31, 2012, respectively	65,621,019	86,058,399
Class II Units:
Unitholders' Units – 68,997.679 and 96,573.216 Units outstanding at June 30, 2013 and December 31, 2012, respectively	7,335,606	11,177,006
Total unitholders' capital (Net Asset Value)	72,956,625	97,235,405
Total liabilities and unitholders' capital	$76,143,391	$101,866,319

NET ASSET VALUE PER UNIT
Class I	$94.96	$104.44
Class II	$106.32	$115.74

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013		December 31, 2012

	Fair Value as a % of Unitholders' Capital	Fair Value	Fair Value as a % of Unitholders' Capital	Fair Value

Investment in Securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 1,532,359.596 and 2,031,476.940 at June 30, 2013 and December 31, 2012, respectively)	22.89%	$16,702,720	22.96%	$22,325,932
Fidelity Instl Shrt-Interm Govt (shares 1,663,387.131 and 2,208,234.540 at June 30, 2013 and December 31, 2012, respectively)	22.85%	16,667,139	22.94%	22,303,169
T. Rowe Price Short-Term Fund (shares 3,478,293.727 and 4,399,288.920 at June 30, 2013 and December 31, 2012, respectively)	22.84%	16,661,027	21.94%	21,336,551
Total investment in securities (cost $50,345,227 and $65,748,258 at June 30, 2013 and December 31, 2012, respectively)	68.58%	$50,030,886	67.84%	$65,965,652

Investment in Affiliated Investment Funds:
CTA Choice GLAGS	5.50%	$4,010,624	4.28%	$4,159,553
Other investments in Affiliated Investment Funds	10.57%	7,715,463	19.78%	19,237,370
Total investment in Affiliated Investment Funds (cost $12,738,627 and $24,602,466 at June 30, 2013 and December 31, 2012, respectively)	16.07%	$11,726,087	24.06%	$23,396,923

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income	$722	$730	$1,681	$7,685
Dividend income	144,722	287,755	312,081	600,507
Total investment income	145,444	288,485	313,762	608,192

EXPENSES
Interest expenses	0	0	0	1,440
Management fees to Managing Owner	102,973	153,739	219,651	331,030
Managing Owner interest earned on Certain Investment Funds (see Note 4)	72,178	233,866	135,210	298,840
Service fees - Class I Units (see Note 5)	386,712	498,580	800,100	1,044,930
Sales commission	208,963	321,674	445,572	680,423
Offering costs	40,780	70,441	99,293	140,868
Operating expenses	148,664	180,047	315,925	316,341
Total expenses	960,270	1,458,347	2,015,751	2,813,872
Net investment loss	(814,826)	(1,169,862)	(1,701,989)	(2,205,680)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(2,038)	41,007	12,474	48,729
Net change in unrealized depreciation/appreciation on investment in securities	(474,365)	145,128	(531,735)	297,671
Net (loss) gain from investment in securities	(476,403)	186,135	(519,261)	346,400
Net realized (loss) gain on investment in Affiliated Investment Funds	(4,259,675)	70,232	(5,860,032)	69,553
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(306,359)	(916,844)	193,003	(5,851,752)
Net loss from investment in Affiliated Investment Funds	(4,566,034)	(846,612)	(5,667,029)	(5,782,199)
NET LOSS	$(5,857,263)	$(1,830,339)	$(7,888,279)	$(7,641,479)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average unitholder
Class I	$(7.26)	$(1.71)	$(9.37)	$(6.71)
Class II	$(7.53)	$(1.15)	$(9.00)	$(6.01)
Weighted average number of units outstanding - Class I	730,128.684	989,054.000	763,259.020	1,023,167.000
Weighted average number of units outstanding - Class II	73,598.706	120,755.000	81,880.729	129,413.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Six months ended June 30, 2013

Unitholders' capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405

Additions	13,640.051	1,389,678	1,215.140	139,000	14,855.191	1,528,678

Redemptions	(146,628.342)	(14,676,023)	(28,790.677)	(3,243,156)	(175,419.019)	(17,919,179)

Net loss		(7,151,035)		(737,244)		(7,888,279)

Unitholders' capital at June 30, 2013	691,008.606	$65,621,019	68,997.679	$7,335,606	760,006.285	$72,956,625

Six months ended June 30, 2012

Unitholders' capital at December 31, 2011	1,074,594.786	$126,022,812	145,147.530	$18,520,578	1,219,742.316	$144,543,390

Additions	15,976.621	1,864,200	2,524.264	314,000	18,500.885	2,178,200

Redemptions	(133,315.127)	(15,149,854)	(35,198.091)	(4,401,600)	(168,513.218)	(19,551,454)

Net loss		(6,863,451)		(778,028)		(7,641,479)

Unitholders' capital at June 30, 2012	957,256.280	$105,873,707	112,473.703	$13,654,950	1,069,729.983	$119,528,657

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.      ORGANIZATION

A.       General Description of the Trust

World Monitor Trust III (the "Trust") is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series ("Series"): Series G, H, I and J. Series G, H, I and J commenced trading operations on December 1, 2005. As of December 31, 2007, Series G, H and I were no longer offered and had been dissolved. Series J will continue to exist unless terminated pursuant to the provisions of Article XIII of the Trust's Fifth Amended and Restated Declaration of Trust and Trust Agreement (the "Trust Agreement"). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Series J is December 31.

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. ("Kenmar Preferred" or the "Managing Owner"). Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments Corp. or Kenmar Preferred Investments, L.P., depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. ("ClariTy"). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member of CTA Choice Fund LLC ("CTA Choice"). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. ("Asset Allocator"). Asset Allocator refers to either Kenmar Global Investment Management LLC or Kenmar Global Investment Management, L.P., depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder's assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder's Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.      ORGANIZATION (CONTINUED)

A.       General Description of the Trust (Continued)

Series J allocates a portion of its assets to commodity trading advisors (each, a "Trading Advisor" and collectively, the "Trading Advisors") through various series of CTA Choice, for which such allocations are rebalanced quarterly. Currently, Series J allocates approximately one-fifth of its net assets ("Allocated Assets") to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below are referred to herein as an "Affiliated Investment Fund" and collectively referred to herein as the "Affiliated Investment Funds":

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice EAGL ("EAGL")* **	Eagle	Eagle Momentum Program	05/1/11	11/30/12
CTA Choice CRABL-PV ("CRABL-PV")*	Crabel	Two Plus Program	09/1/11	11/30/12
CTA Choice KRM ("KRM")*	Krom	Commodity Diversified Program	10/1/11	11/30/12
CTA Choice BLKW ("BLKW")	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12
CTA Choice ORT ("ORT")*	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM ("BEAM")	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice EGLG ("EGLG")** ***	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN ("SAXN")***	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice GLAGS ("GLAGS")***	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice HKSB ("HKSB")***	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12
CTA Choice RDOK ("RDOK")***	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12

* Any loss carry forward from Series J's Managed Account was transferred over to Series J's member interest in the corresponding Affiliated Investment Fund.
** Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation EGLG. Series J fully redeemed from EAGL as of November 30, 2012.
*** Effective May 1, 2013, Series J allocates approximately one-fifth of its net assets to each of EGLG, GLAGS, HKSB, RDOK and SAXN.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.      ORGANIZATION (CONTINUED)

B.       Regulation

As a registrant with the Securities and Exchange Commission ("SEC"), the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission ("CFTC"), an independent agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association ("NFA"), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust, indirectly through the Affiliated Investment Funds, executes transactions.

C.       The Offering

Series J offers units (the "Units") in two classes (each, a "Class") – Class I and Class II.

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units are being offered (totaling $375,000,000) ("Subscription Maximum"). Units are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

Effective November 30, 2008, the Board of Directors of the Managing Owner of Series J determined that the Units would no longer be publicly offered and would only be available on a private placement basis to "accredited investors" pursuant to Regulation D under the Securities Act of 1933.

For new subscribers, the minimum initial investment is $25,000 0($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors is $5,000.

Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443. Until the Subscription Maximum for Series J is reached, Series J's Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.      ORGANIZATION (CONTINUED)

D.       Exchanges, Redemptions and Termination (Continued)

Should the Managing Owner make a determination that Series J's aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series J, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of Series J as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series J.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2013, the condensed statements of operations for the three months ended June 30, 2013 ("Second Quarter 2013"), for the six months ended June 30, 2013 ("Year-To-Date 2013"), for the three months ended June 30, 2012 ("Second Quarter 2012") and for the six months ended June 30, 2012 ("Year-To-Date 2012"), and the condensed statements of changes in unitholders' capital for the Year-To-Date 2013 and Year-To-Date 2012, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2013 and the results of its operations for the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

The condensed financial statements of Series J are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J's annual report on Form 10-K filed with the SEC for the year ended December 31, 2012.

The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average unitholder. The weighted average number of Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

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

Series J has elected not to provide a statement of cash flows since substantially all of Series J's investments are highly liquid and carried at fair value, Series J has little or no debt and a condensed statement of changes in unitholders' capital (Net Asset Value) is provided.

Consistent with standard business practices in the normal course of business, Series J has provided general indemnifications to the Managing Owner, the Trading Advisors and others when they act, in good faith, in the best interests of Series J. Series J is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds' capital balance using the expedient method. The carrying value of the underlying investment in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on June 30, 2013 or December 31, 2012, nor any portion of the interim periods.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.       Basis of Accounting (Continued)

The following table summarizes the assets measured at fair value using the fair value hierarchy:

June 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$11,726,087	$0	$11,726,087
Investment in securities, at fair value	$50,030,886	$0	$0	$50,030,886

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$23,396,923	$0	$23,396,923
Investment in securities, at fair value	$65,965,652	$0	$0	$65,965,652

B.       Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in overnight deposits. Interest income, if any, includes interest on cash and overnight deposits. In the event of a financial institution's insolvency, recovery of cash on deposit may be limited to account insurance or other protections afforded such deposits. Series J has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions or redemptions received.

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are "more likely than not" to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J's tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or unitholders' capital since inception of Series J.

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

E.       Offering Costs

In accordance with the Trust's Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period ("ongoing offering costs"), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2013, the Managing Owner has paid $2,765,076 in ongoing offering costs, of which $2,707,914 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2013, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,128,457 and $2,108,851, respectively. Of the $2,108,851 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013, and Year-To-Date 2012, Series J's allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.        Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported in Series J's condensed statements of financial condition at fair value. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund's valuation policies and reported at the time of Series J's valuation by the management of the funds. Generally, the fair value of Series J's investment in Affiliated Investment Funds represents the net asset value which is the amount that Series J could reasonably expect to receive from the funds if Series J's investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.      RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Management fees to Managing Owner	$102,973	$153,739	$219,651	$331,030
Managing Owner interest earned on Certain Investment Funds	72,178	233,866	135,210	298,840
Operating expenses	57,070	56,564	110,506	126,607
	$232,221	$444,169	$465,367	$756,477

Expenses payable to the Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2013 and December 31, 2012, were $61,338 and $51,125, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.      MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J's Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”).  The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms.  There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms.  The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment.  After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds.  If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $72,178, $233,866, $135,210 and $298,840, respectively.

Effective January 1, 2012, Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the administrative services fee earned indirectly totaled $52,200, $80,796, $111,409 and $166,097, respectively.

Note 5.      SERVICE FEES AND SALES COMMISSIONS

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. Series J also pays an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by the Correspondent Selling Agents ("CSA"), payable on the date such Class I Units are purchased.  Commencing with the 13th month after the purchase of a Class I Unit, the CSAs received an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them.

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12 of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J's recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 5.      SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013, and Year-To-Date 2012, the Service Fee – Class I Units is composed of the following:

	Second Quarter 2013	Year-To-Date 2013
Monthly 1/12 of 2% service fee calculated on all Class I Units	$375,648	$795,200
Initial up-front 2% sales commissions	22,510	27,794
Series J's recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(11,446)	(22,894)
Total	$386,712	$800,100

	Second Quarter 2012	Year-To-Date 2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$566,454	$1,193,875
Initial up-front 2% sales commissions	200	23,704
Series J's recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(68,074)	(172,649)
Total	$498,580	$1,044,930

Effective October 1, 2010, Series J agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month Net Asset Value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month Net Asset Value. These fees are deducted from the management fee paid to the Managing Owner.

Note 6.      ADMINISTRATOR

GlobeOp Financial Services LLC ("GlobeOp" or the "Administrator"), a Delaware limited liability company, serves as the administrator of Series J. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J's Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including those required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J indirectly paid administrator fees totaling $35,435, $42,217, $ 76,575 and $88,809, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to GlobeOp. For the Second Quarter 2013 and Year-To-Date 2013, Series J directly paid GlobeOp administrator fees of $6,250 and $12,500, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J's investment in Affiliated Investment Funds represents approximately 16.07% and 24.06% of the Net Asset Value of Series J at June 30, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in Series J's condensed statements of financial condition at their Net Asset Value (fair value). Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in Net Asset Value (fair value) of Series J's Level 2 investment in Affiliated Investment Funds for the Year-To-Date 2013 and Year-To-Date 2012:

	Net Asset Value December 31, 2012	Purchases	Loss	Redemptions	Net Asset Value June 30, 2013
Investment in Affiliated Investment Funds	$23,396,923	$25,399,836	$(5,667,029)	$(31,403,643)	$11,726,087

	Net Asset Value December 31, 2011	Purchases	Loss	Redemptions	Net Asset Value June 30, 2012
Investment in Affiliated Investment Funds	$8,207,427	$69,653,692	$(5,782,199)	$(53,851,670)	$18,227,250

The Affiliated Investment Funds are redeemable semi-monthly to monthly and require a redemption notice of 1-5 days. Series J may make additional contributions or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading of commodity futures including agriculture, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options of futures contracts.

Series J records its proportionate share of income or loss in the condensed statements of operations.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J's investment in Affiliated Investment Funds are notionally funded, and the following table sets out the total capital commitment split between Net Asset Value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J's capital commitment to the Affiliated Investment Funds is disclosed below:

	Total Capital Commitment June 30, 2013	Net Asset Value June 30, 2013	Remaining Capital Commitment June 30, 2013
CTA Choice EGLG	$14,450,316	$1,732,434	$12,717,882
CTA Choice GLAGS	14,045,619	4,010,624	10,034,995
CTA Choice HKSB	15,310,413	2,263,353	13,047,060
CTA Choice RDOK	16,171,194	2,633,808	13,537,386
CTA Choice SAXN	16,206,940	1,085,868	15,121,072
Total	$76,184,482	$11,726,087	$64,458,395

Series J's investment in Affiliated Investment Funds is subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.      COSTS, FEES AND EXPENSES (CONTINUED)

B.       Trading Advisor Management and Incentive Fees

Effective January 1, 2012, Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors' management fees (based on Series J's Allocated Assets as of each standard allocation date) and incentive fees for achieving "New High Net Trading Profits," in Series J's capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM **	1.00%	20.00%
BLKW *	1.00%	25.00%
CRABL-PV *	1.00%	25.00%
EAGL *	1.50%	25.00%
EGLG	2.00%	25.00%
GLAGS	2.00%	20.00%
HKSB	0.00%	25.00%
KRM *	1.50%	25.00%
ORT **	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

*Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.
** Series J fully redeemed from BEAM and ORT as of April 30, 2013.

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J's Allocated Assets as of each standard allocation date, of $241,043, $336,895, $512,167 and $709,174, respectively.

For the Second Quarter 2013, Second Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $432, $158,064, $189,510 and $236,071, respectively.

C.       Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of June 30, 2013 and December 31, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

Series J's investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investments in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J's investment activities (credit risk), including investments in Affiliated Investment Funds.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investment in Series J and, in certain specific circumstances, distributions and redemptions received.

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Second Quarter 2013 and 2012 and Year-To-Date 2013 and 2012. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013		June 30, 2013
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$102.15	$104.44	$113.76	$115.74
Loss from operations:
Net realized and change in unrealized loss (1)	(6.13)	(7.37)	(6.85)	(8.23)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.18	0.36	0.20	0.41
Expenses (3)	(1.24)	(2.47)	(0.79)	(1.60)
Total loss from operations	(7.19)	(9.48)	(7.44)	(9.42)
Net Assets Value per Unit at end of period	$94.96	$94.96	$106.32	$106.32

Total Return(4)	(7.04)%	(9.08)%	(6.54)%	(8.14)%

Supplemental data
Ratios to average Net Asset Values:
Net investment loss (2), (3)	(4.26)%	(4.15)%	(2.13)%	(2.10)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.72%	0.72%	0.72%	0.73%
Other expenses (3)	4.98%	4.87%	2.85%	2.83%
Total expenses	4.98%	4.87%	2.85%	2.83%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholder's total return and ratio may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2012		June 30, 2012
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$112.42	$117.27	$122.85	$127.60
Loss from operations:
Net realized and change in unrealized loss (1)	(0.72)	(4.65)	(0.77)	(5.10)
Interest income (1)	0.00	0.01	0.00	0.01
Dividend income (1)	0.26	0.51	0.28	0.57
Expenses (3)	(1.36)	(2.54)	(0.95)	(1.67)
Total loss from operations	(1.82)	(6.67)	(1.44)	(6.19)
Net Assets Value per Unit at end of period	$110.60	$110.60	$121.41	$121.41

Total Return(4)	(1.62)%	(5.69)%	(1.17)%	(4.85)%

Supplemental data
Ratios to average Net Asset Values:
Net investment loss (2), (3)	(3.90)%	(3.50)%	(2.16)%	(1.75)%
Interest income (3)	0.00%	0.01%	0.00%	0.01%
Dividend income (3)	0.91%	0.90%	0.92%	0.91%
Total expenses	4.81%	4.41%	3.08%	2.67%

Total returns are calculated based on the change in value of a Unit during the period. An individual unitholder's total return and ratio may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.
_____________________
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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between Net Asset Value (amount funded) and the remaining capital commitments as of July 31, 2013:

	Total Capital Commitment July 31, 2013	Net Asset Value July 31, 2013	Remaining Capital Commitment July 31, 2013
Affiliated Investment Funds	$72,975,432	$10,515,867	$62,459,565

From July 1, 2013 through August 12, 2013, there were subscriptions of $240,000 effective for August 1, 2013.

From July 1, 2013 through August 12, 2013, there were redemptions of $3,091,128 effective for July 31, 2013.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the "Report") for the quarter ending June 30, 2013 ("Second Quarter 2013") includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the Managing Owner of World Monitor Trust III – Series J (the "Registrant"), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "should," "estimate" or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust III (the "Trust") was formed as a Delaware Statutory Trust on September 28, 2004, with separate series (each, a "Series") of units of beneficial interest ("Units" or "Interests"). Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances). The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

The Trust's Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J (the "Registrant"). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the "Trust Agreement"). Each Series offers Units in two classes (each, a "Class") – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as "wrap-accounts") (see Note 5 of the condensed financial statements).

Series G, H, I and J commenced trading operations on December 1, 2005.

Units are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series' Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective June 30, 2007 and dissolved Series H and Series I effective close of business on April 30, 2007. The Managing Owner terminated the offering of Units of Series G on December 31, 2007 and dissolved Series G effective close of business on December 31, 2007.

Managing Owner and its Affiliates

Kenmar Preferred Investments, L.P. (formerly Kenmar Preferred Investments Corp., "Kenmar Preferred" or the "Managing Owner") is the Managing Owner of the Registrant.

Kenmar Preferred has been the Managing Owner of the Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in the Registrant.

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, risk management and related services with respect to monitoring the Trading Advisors and the Trust and other administrative services. Effective October 1, 2010 the Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P. (formerly Clarity Managed Account & Analytics Platform LLC, "ClariTy"), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors.

The Offering

Units are being offered to investors who meet certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500. Effective December 1, 2008, the minimum initial investment for new subscribers is $25,000 ($10,000 for benefit plan investors (including IRAs)) and the minimum additional subscription amount for current investors, who are "accredited investors," is $5,000.

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that Registrant's Units are no longer to be publicly offered and are only to be available on a private placement basis to accredited investors pursuant to Regulation D under the Securities Act of 1933 (the "Securities Act"). This change in the manner in which the Registrant's Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant's Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are accredited investors. Current investors that are not accredited investors are not required to redeem their current Units, but are not able to purchase additional Units.

Initially, the Units for each Series were offered for a period ending November 30, 2005 ("Initial Offering Period") at $100 per Unit. The subscription minimum of $30,000,000 for the Registrant was reached during the Initial Offering Period permitting all of Series G, H, I and J to commence trading operations. The Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the trading vehicles. Series H and I Units were fully redeemed as of April 30, 2007 and Series G's Units as of December 31, 2007. Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units are being offered (totaling $375,000,000) ("Subscription Maximum"). Until the Subscription Maximum for the Registrant is reached, the Registrant's Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

The Trading Advisors and the Trading Vehicles

The Registrant allocates a portion of its net assets ("Allocated Assets") to commodity trading advisors (each, a "Trading Advisor" and collectively, the "Trading Advisors"). Each Trading Advisor manages a portion of the Allocated Assets of the Registrant and makes the trading decisions with respect to those Allocated Assets. The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC ("CTA Choice"). CTA Choice is an "umbrella fund" having multiple segregated series, each of which is referred to herein as a "CTA Fund" or an "Affiliated Investment Fund." Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2012 to April 30, 2013, the Registrant allocated approximately one-seventh of its Allocated Assets to each of the following CTA Funds:

•
CTA Choice BEAM, managed by Bayesian Efficient Asset Management, LLC ("BEAM"), pursuant to its BEAM Multi-Strategy Program, which is a systematic, technical, and fundamentally based financials and commodities program;

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. ("Eagle"), pursuant to its Global Program, which is a systematic, technical long term diversified program;
•	CTA Choice GLAGS, managed by Global Ag, LLC ("Global"), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;
•
CTA Choice HKSB, managed by Hawksbill Capital Management ("Hawksbill"), pursuant to its Global Diversified Program, which is a primarily systematic, technically-based, trend-following diversified program;

•	CTA Choice ORT, managed by Ortus Capital Management Limited ("Ortus"), pursuant to its Currency Program, which is a systematic, fundamentally based currency program;
•	CTA Choice RDOK, managed by Red Oak Commodity Advisors, Inc. ("Red Oak"), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and
•	CTA Choice SAXN, managed by Saxon Investment Corporation ("Saxon"), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

As of May 1, 2013, the Registrant allocates approximately one-fifth of its Allocated Assets to each of EGLG, GLAGS, HKSB, RDOK and SAXN after fully redeeming from BEAM and ORT as of April 30, 2013.

BEAM's Multi-Strategy Program is a global multi-asset class systematic investment strategy which combines the existing strategies of BEAM; i.e. Bond and FX, FX, SBF and Commodities. The program typically has low correlations to other active and passive investment programs because of its use of proprietary Bayesian formulation to forecasting, portfolio optimization and risk management. The program incorporates forecasting errors into its learning process and makes adjustments in the portfolio to adapt to structural changes in the markets. It is designed to provide portable scalable alpha with superior risk-adjusted long-term returns. The portfolio takes positions in futures for stock indices, bonds, currencies, and commodities (energy complex).

Eagle's Global Program is a technical, trend-following system developed, based on Eagle's extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets—currencies, fixed income, energies, commodities and stock indices—that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle Global analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable "signal to noise" characteristics. Money management and risk control disciplines serve to attempt to limit downside risk. Currently, Eagle Global covers 37 commodities, currencies, and global markets.

Global's Discretionary Trading Program primarily, but not exclusively, trades futures on agricultural markets, primarily grains and oilseeds and the associated options on these markets. Global is aware of the "randomness" of markets. However, it is Global's belief that fundamentals determine the eventual movement of a particular market towards a price, either higher or lower than currently observed. It is for this reason that Global relies heavily on analyzing each market "fundamentally" and developing a trading strategy to complement the analysis. As price discovery takes place, Global monitors a host of market inputs that it deems very important. Some of these include energy and currency values, domestic and international freight values, underlying cash values associated with futures markets, as well as political events in both importing and exporting countries that can have a substantive effect on global trade flows.

Hawksbill's Global Diversified Program comprises a number of technical, trend-following trading systems, money management rules and Hawksbill's overall trading experience and judgment regarding various market factors and conditions. Hawksbill's objective is to achieve appreciation of its clients' assets through speculative trading of commodity interests. Hawksbill primarily engages in trading futures contracts on U.S. and non-U.S. exchanges, including EFP transactions in foreign currencies. Hawksbill may also trade options on futures, forward contracts on commodities and currencies, cash currencies and may engage in transactions in physical commodities, including EFPs, in addition to EFPs in foreign currencies. An EFP is a transaction in which a cash or spot market position (which may be a forward contract) is exchanged for a comparable futures position.

Ortus's Currency Program is a computerized, global macro strategy that seeks to capitalize on fundamentally driven price moves in the G7 currencies that are a result of a shift in the exchange rate cycle. It is the advisor's belief that these shifts are driven by the dynamic interactions between asset prices (e.g. stocks and bonds) and underlying economic fundamentals (e.g. monetary policy, interest rates). As such, position duration is long-term and changes to the portfolio are gradual.

Red Oak's Fundamental Trading Program is driven by fundamentals: specifically, its strategy is grounded in Red Oak's principals' experience in and knowledge of the different commodity and commodity-related markets and the various fundamental factors which affect each of such markets. Thus, unlike many trading strategies now being employed by managed futures professionals, Red Oak's approach is neither technically-based nor trend-following. Fundamental analysis, in general, is based on a study of factors external to the markets in predicting future prices. Such factors might include, among other things, supply and demand factors for a particular commodity, the economy of a particular country, government policies, domestic and foreign political and economic events and changing trade prospects. Fundamental analysis is premised on the concept that market prices frequently may not reflect (on a real time basis) the actual value of a commodity, although such value will eventually determine price levels.

Saxon's Aggressive Diversified Program is primarily "trend following;" to this end, Saxon combines multiple rigorously researched systems to trade a diversified portfolio of futures worldwide. Saxon currently trades over 50 commodity interests on 13 exchanges in 6 countries; commodities traded included currencies, financials, softs, metals, grains, the meat complex and energy products. Through the use of proprietary money management techniques, Saxon seeks to further optimize returns. In addition, Saxon believes that the development of a trading system is an ongoing process; consequently, Saxon commits substantial resources to researching, developing and implementing improved trading techniques, money management principles and statistical analysis.

The Administrator

GlobeOp Financial Services, L.L.C. ("GlobeOp" or the "Administrator"), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant's administrator and provide certain administration and accounting services.

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant's Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including those required by CFTC Rule 4.23(a).

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of the Registrant's Net Asset Value at the beginning of each month (See Note 4 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2012).

"Net Asset Value" is the total assets in the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investments in the CTA Funds, indirectly pays an administrative services fee in the amount of 1/12 of 0.25% (0.25% annually) of the respective CTA Fund's beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors' Fees

The Registrant indirectly, through its investments in the Affiliated Investment Funds, pays each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

	Effective December 1, 2012
Trading Advisor	Management Fee	Incentive Fee

BEAM*	1.00%	20.00%
Eagle	2.00%	25.00%
Global	2.00%	20.00%
Hawksbill	0.00%	25.00%
Ortus*	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

* The Registrant fully redeemed from BEAM and ORT as of April 30, 2013.

 "New High Net Trading Profits" (for purposes of calculating an Trading Advisor's incentive fees) will be computed as of the close of business of the last day of each calendar quarter ( the "Incentive Measurement Date") and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor's trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor's trading activities and the Trading Advisor's management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Trading Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Trading Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior quarters must be recouped before New High Net Trading Profits can again be generated.

If a withdrawal or distribution occurs or if a Trading Advisor's advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor's account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, National Futures Association ("NFA") fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant's trading activities. These activities are charged indirectly through the Registrant's Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker's brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner's personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, "bid-ask" spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant's pro rata share of the expenses of any Access Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Access Funds, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

The Registrant is an open-end fund, which solicits the sale of additional Units on a monthly basis until the maximum amount of Units being offered by the Registrant have been sold. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new unitholders. In addition, to the extent that a Trading Advisor recommends similar or identical trades to the Registrant and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2012.

Financial Information about Segments

The Registrant's business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant's business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant's business, as of December 31, 2012, is set forth under Items 2 and 3 herein.

Financial Information about Geographic Areas

Although the Registrant has indirect exposure to the global futures, forward and option markets, it does not have operations outside of the United States.

Available Information

The Registrant files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (the "SEC"). You may read and copy any document filed by the Registrant at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Registrant does not maintain an internet website; however, the Registrant's SEC filings are available to the public from the EDGAR database on the SEC's website at http://www.sec.gov. The Registrant's CIK number is 0001345991.

Critical Accounting Policies

General

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America ("US GAAP") requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of the Registrant's condensed financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated the Registrant's condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant's significant accounting policies, see Note 2 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2012.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported as a component of trading profits (losses) in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds, prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant's assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant's proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant's condensed statements of financial condition and are considered Level 2 investments. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant's 2012 annual report, attached hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund's valuation policies and reported at the time of the Registrants valuation by the management of the fund. Generally, the fair value of the Registrant's investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant's investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant's investments at June 30, 2013, $50,030,886 or 81.01% are classified as Level 1 and $11,726,087 or 18.99% as Level 2. Of the Registrant's investments at December 31, 2012, $65,965,652 or 73.82% are classified as Level 1 and $23,396,923 or 26.18% as Level 2. There are no Level 3 investments at June 30, 2013 or December 31, 2012, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”).  The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms.  There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests ("Limited Interests") and general interests ("General Interests" or "Managing Owner Interests" and, together with the Limited Interests, "Interests") of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2013 resulted in additional gross proceeds to the Registrant of $195,452,056.

Limited Interests in the Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Second Quarter 2013

Subscriptions of Limited Units for the Second Quarter 2013 were $1,189,500. Redemptions of Limited Units for the Second Quarter 2013 were $10,019,725.

Second Quarter 2012

Subscriptions of Limited Units for the Second Quarter 2012 were $345,000. Redemptions of Limited Units for the Second Quarter 2012 were $10,177,706.

Liquidity

A portion of Registrant's net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

Commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as daily limits during a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure through its investments in CTA Choice to commodity futures positions.

Since Registrant's business is to trade futures, forward and option contracts through its investments in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant's speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the Second Quarter 2013 and Second Quarter 2012:

Second Quarter 2013

Investors were caught off guard following Federal Reserve ("Fed") Chairman Ben Bernanke's May 22, 2013 testimony before Congress, when he stated that the central bank may begin tapering bond purchases in its quantitative easing ("QE") program as early as the Fed's next several meetings, if warranted by U.S. economic data. While Bernanke's comment was dismissed as old news by some commentators, the market didn't see it that way and the result was a sell-off in both equities and government bonds, and an increase in volatility across asset classes.

Concern about the end of QE gave new life to investors' "bad news is good news" response to economic data. For example, the Commerce Department's third and final estimate of first-quarter economic growth, released on June 26, 2013, came in at 1.8%, well below the previous estimate of 2.4%. Under normal circumstances, weaker-than-expected economic growth tends to drive down stock prices. However, shares advanced smartly in the wake of the news, as investors were hopeful that the disappointing data might help the Fed justify keeping its foot on the QE gas pedal a while longer. Ultimately, U.S. stocks ended the second quarter higher, with the Dow Jones Industrial Average advancing 2.92% and the S&P 500 Index gaining 2.91%.

In the bond market, yields of U.S. Treasuries drifted lower in April but then climbed sharply higher in May and June, particularly after Chairman Bernanke's comments about tapering QE. The yield of the 10-year Treasury note soared to 2.52% on June 30, 2013, versus 1.87% at the end of March.

Japan's stock market has been rallying since mid-November 2012, and when the Bank of Japan announced a massive QE program of its own in April, the momentum accelerated, only to reverse sharply along with U.S. shares following Bernanke's statement. The Nikkei declined approximately 20% from its peak, before the rally resumed in late June. The index ended the quarter up approximately 10%.

In Europe investors have become accustomed to the issues surrounding the eurozone crisis and largely shrugged off events in the second quarter that in the past may have caused a large risk off trade. The political shift from austerity to more policies focused on economic growth was welcomed and signaled a change in sentiment that should reduce the fiscal drag faced by eurozone countries.

Commodity prices faced a challenging second quarter overall. Widely divergent trends emerged, as copper traded sharply lower, crude oil was virtually unchanged and grains prices were mixed. While the U.S. economy maintained a sluggish but ongoing recovery, China's economic growth slowed, impacting demand for commodities. Also impacting commodities was the possibility that the Fed would taper QE.

The precious metals sub-sector was the weakest, with gold prices dropping almost 23% in the second quarter on the possibility of the Fed's shift in monetary policy, record highs in the U.S. equity market, minimal inflation and higher real rates. The base metals sub-sector, dominated by copper, was hurt during the quarter by greater inventory levels and concerns about demand in the face of China's government's efforts to stem economic growth. Copper prices dropped 10.5% to three-year lows. Nickel, zinc, aluminum, lead and tin prices fell 17.7%, 2.3%, 6.9%, 2.9% and 15.3%, respectively.

The energy sub-sector saw more modest declines overall and more mixed results. West Texas Intermediate crude oil prices were virtually flat, declining just 0.7% during the quarter to end June at $96.56 per barrel. Brent crude oil prices fell more significantly, from $110.02 at the end of the first quarter to $102.82 at the end of the second quarter on higher inventories. Gasoline prices dropped 11.4%. Natural gas prices decreased 11.41% to approximately $3.572 per million British thermal units.

The agriculture sub-sector was strongest during the quarter, though still generated mixed results. Grains prices were dominated by movements in futures curves. Last year's draught limited current supplies and put upward pressure on front-month grain contracts, while the potential for record large crops hurt deferred pricing.

Second Quarter 2012

The optimism that marked the opening quarter of 2012 rapidly faded in the second quarter amid renewed worries in Europe, the marked softening of US economic conditions, and the sharp deceleration in the major emerging economies. The relief provided by the ECB's long-term refinancing operation (LTRO) proved short-lived. Spain's rapidly worsening economy and its increasingly beleaguered banks raised worries in Europe. Sovereign spreads widened again. In the meantime, US economic data cooled in the second quarter, dousing hopes that had been raised during the winter months. Payroll employment gains dwindled, GDP growth for the first quarter came in below 2%, and the second quarter looked worse. Moreover, the consumer appeared to tire, with retail sales declining in each month of the second quarter. More striking was the sharp and unexpected weakness emanating from the emerging markets, notably the BRIC countries. China, India, and Brazil all showed steep deceleration in economic growth, industrial production, and credit extension.

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

Indices: US equities lost ground in the second quarter. The losses were broad-based. Financials and energies were the top detractors. JP Morgan's fiasco and European banking problems adversely affected the financials while plunging crude prices affected the energy sector. The Dow, the S&P 500, and NASDAQ fell 2.51%, 2.75% and 5.06%, respectively, for the quarter. European stocks too experienced broad-based declines. The STOXX 600, a broad measure of European equities, dropped 9.10%, in dollar terms. The CAC, the DAX and the FTSE 100 closed the quarter with losses of approximately 6.63%, 7.64%, and 3.42%, respectively. Asian markets were no different. The Nikkei plunged 10.68%, the Hang Seng fell 5.42%, and the Korean Kospi dropped 7.95%. The Australian All Ordinaries Index fell 6.44%.

Energies: Commodities experienced significant losses in the second quarter as global purchasing managers' indexes showed that global industrial activity appeared to be weakening. While much of the commodity complex lost ground during the quarter, natural gas, lean hogs, wheat, soybean, and corn were the notable exceptions. Crude oil declined 19.26% during the quarter, and heating oil lost 17.04%. Gasoline dropped 19.37%. Natural gas on the other hand surged 31.23%, fueled by unexpectedly bullish storage data.

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

Sector Performance

Due to the nature of the Registrant's indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)
the major sectors to which the Registrant's assets were allocated indirectly as of Second Quarter 2013 and Second Quarter 2012, measured as a percentage of the "gross speculator margin" (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	discussion of the Registrant's trading results for the major sectors in which the Registrant indirectly traded for the Second Quarter 2013 and Second Quarter 2012.

Second Quarter 2013

As of June 30, 2013, the allocation of the Registrant's assets to major sectors was as follows:

Sector	Allocation

Currencies	7.08%
Energies	6.32%
Grains	49.18%
Indices	8.80%
Interest Rates	11.44%
Metals	14.42%
Tropicals	2.76%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for Second Quarter 2013 were as follows:

Currencies: (-) Registrant experienced a majority of its gains in the Japanese yen. The majority of its losses were incurred in the Euro.

Interest Rates: (-) Registrant experienced a majority of its gains in the U.S. 5-year Treasury note. The majority of its losses were incurred in the German bobl.

Stock Indices: (+) Registrant experienced a majority of its gains in the Nikkei index. The majority of its losses were incurred in the DAX index.

Energies: (-) Registrant experienced a majority of its gains in gas oil. The majority of its losses were incurred in crude oil.

Metals: (+) Registrant experienced a majority of its gains in silver. The majority of its losses were incurred in aluminum.

Grains: (-) Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in corn.

Meats: (-) Registrant experienced no gains. The majority of its losses were incurred in live hogs.

Softs: (-) Registrant experienced no gains. The majority of its losses were incurred in coffee.

Second Quarter 2012

As of June 30, 2012, the allocation of the Registrant's assets to major sectors was as follows:

Sector	Allocation
Currencies	27.78%
Energies	21.66%
Grains	7.61%
Indices	16.75%
Interest Rates	15.58%
Meats	1.04%
Metals	8.79%
Tropicals	0.79%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for Second Quarter 2012 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the euro and Japanese yen. The majority of losses were experienced in the Canadian dollar and the Aussie dollar.

Energies: (-) The Registrant experienced gains in heating oil and crude oil. Losses were incurred in gasoline, natural gas, gas oil, and brent crude.

Grains: (-) The Registrant experienced gains in soybeans, corn, and rapeseed. Losses were incurred in wheat.

Indices: (-) The Registrant experienced gains in the S&P MIB Index. The majority of its losses were incurred in the IBEX Plus 35 Index, S&P 500 Mini Index, and the Tokyo Stock Index.

Interest Rates: (+) The Registrant experienced a majority of its gains in the London gilt, U.S. treasury note, Euribor, and Aussie 10-year rate. The majority of losses were experienced in sterling and the bund.

Meats: (-) The Registrant experienced losses in live cattle.

Metals: (-) The Registrant experienced gains in aluminum, silver, and lead. The majority of losses were incurred in copper and gold.

Softs: (+) The Registrant experienced gains in sugar and cocoa. Losses were experienced in coffee.

Second Quarter 2013

The Net Asset Value per Unit of Class I as of June 30, 2013 was $94.96, a decrease of $7.19 from the March 31, 2013 Net Asset Value of $102.15.

The Net Asset Value per Unit of Class II as of June 30, 2013 was $106.32, a decrease of $7.44 from the March 31, 2013 Net Asset Value of $113.76.

The table below discloses each Trading Advisor's contribution to the Net Asset Values of Class I and Class II for the Year –To-Date 2013 as well as the allocation of the Registrant's assets to each Trading Advisor at June 30, 2013. The table is based on the effect of a unitholder that held Units for the entire Year-To-Date 2013 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of shares.

WMT III Series J - Class I Beginning Net Asset Value per Unit	$104.44	WMT III Series J - Class II Beginning Net Asset Value per Unit	$115.74	Allocation of Assets as of June 30, 2013
BEAM	(1.08)	BEAM	(1.20)	0.00%
EGLG	(1.59)	EGLG	(1.76)	19.72%
GLAGS	(1.65)	GLAGS	(1.83)	20.93%
HKSB	(1.20)	HKSB	(1.33)	19.36%
ORT	(1.60)	ORT	(1.78)	0.00%
RDOK	0.44	RDOK	0.49	20.11%
SAXN	(0.30)	SAXN	(0.33)	19.88%
Net Expenses	(2.50)	Net Expenses	(1.68)
Ending Net Asset Value per Unit	$94.96	Ending Net Asset Value per Unit	$106.32	100.00%

The Registrant's average net asset level during the Second Quarter 2013 was approximately $80,631,000, a decrease of approximately $45,698,000 as compared to the Second Quarter 2012, primarily due to the effect of investor redemptions and negative performance.

The Registrant's performance for Class I and Class II for the Second Quarter 2013 was (7.04)% and (6.54)%, respectively. Performance includes the percentage change in the Registrant's Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant's total loss from its investment in securities for the Second Quarter 2013 was approximately $476,000.

The Registrant's total loss from its investment in Affiliated Investment Funds for the Second Quarter 2013 was approximately $4,566,000.

Dividend income for the Second Quarter 2013 was approximately $145,000, a decrease of approximately $143,000, as compared to the Second Quarter 2012.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds for the Second Quarter 2013 were approximately $236,000, an increase of approximately $120,000, as compared to the Second Quarter 2012.

Trading Advisor's management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds for the Second Quarter 2013 were $241,000, a decrease of approximately $96,000 as compared to the Second Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Second Quarter 2013 were approximately $103,000, a decrease of approximately $51,000 as compared to the Second Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the "New High Net Trading Profits" generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2013 were approximately $0.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2013 was approximately $52,000, a decrease of approximately $29,000 as compared to the Second Quarter 2012, primarily due to the decrease in the average Net Asset Value discussed above.

Service fees for the Second Quarter 2013 were approximately $387,000, a decrease of approximately $112,000 as compared to the Second Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Second Quarter 2013 were approximately $209,000, a decrease of approximately $113,000 as compared to the Second Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Second Quarter 2013 was approximately $72,000, a decrease of approximately $162,000, as compared to the Second Quarter 2012.

Operating expenses were approximately $149,000 for the Second Quarter 2013. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to unitholders.

Offering costs were approximately $41,000 for the Second Quarter 2013.

Second Quarter 2012

The Net Asset Value per Interest of Class I as of June 30, 2012 was $110.60, a decrease of $1.82 from the March 31, 2012 Net Asset Value of $112.42.

The Net Asset Value per Interest of Class II as of June 30, 2012 was $121.41, a decrease of $1.44 from the March 31, 2012 Net Asset Value of $122.85.

The table below discloses each Trading Advisor's contribution to the Net Asset Values of Class I and Class II for the Year –To-Date 2012 as well as the allocation of the Registrant's assets to each Trading Advisor at June 30, 2012. The table is based on the effect of a unitholder that held Units for the entire Year-To-Date 2012 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of shares.

WMT III Series J - Class I Beginning Net Asset Value per Unit	$117.27	WMT III Series J - Class II Beginning Net Asset Value per Unit	$127.60	Allocation of Assets as of June 30, 2012
BEAM	(1.36)	BEAM	(1.48)	13.97%
BLKW	(2.33)	BLKW	(2.54)	14.46%
CRABL-PV	0.41	CRABL-PV	0.45	15.23%
EAGL	(0.23)	EAGL	(0.25)	7.37%
EGLG	0.63	EGLG	0.68	7.38%
KRM	(0.52)	KRM	(0.57)	13.74%
ORT	(1.10)	ORT	(1.19)	14.03%
SAXN	(0.22)	SAXN	(0.24)	13.82%
Net Expenses	(1.96)	Net Expenses	(1.06)
Ending Net Asset Value per Unit	$110.60	Ending Net Asset Value per Unit	$121.41	100.00%

The Registrant's average net asset level during the Second Quarter 2012 was approximately $126,329,000, a decrease of approximately $25,796,000 as compared to the Second Quarter 2011, primarily due to the effect of investor redemptions and negative performance.

The Registrant's performance for Class I and Class II for the Second Quarter 2012 was (1.62%) and (1.17%), respectively. Performance includes the percentage change in Registrant's Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant's total gains on investments before commissions and related fees for Second Quarter 2012 were approximately $186,000. Registrant losses from its investments in Affiliated Investment Funds was approximately $847,000.

Dividend income for the Second Quarter 2012 was approximately $288,000, a decrease of approximately $301,000, as compared to the Second Quarter 2011.

Brokerage commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Second Quarter 2012 was approximately $116,000, approximately the same amount as Second Quarter 2011.

Trading Advisor management fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 were $377,000, a decrease of approximately $49,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Second Quarter 2012 were approximately $154,000, a decrease of approximately $40,000 as compared to the Second Quarter 2011, primarily due to the decrease in the average net asset level discussed above.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 was $81.000, a decrease of approximately $16,000 as compared to the Second Quarter 2011, primarily due to the decrease in Net Asset Value discussed above.

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

Trading Advisor incentive fees based on the "New High Net Trading Profits" generated by the Trading Advisors, as defined in the Trading Advisory Agreements between Registrant and the Trading Advisors. Trading Advisor incentive fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the Second Quarter 2012 were approximately $158,000.

Managing Owner interest earned on Certain Investment Funds for the Second Quarter 2012 was approximately $234,000, an increase of approximately $105,000 as compared to the Second Quarter 2011, primarily due to positive performance from the investment funds.

Operating expenses were approximately $180,000 for the Second Quarter 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to unitholders.

Offering costs were approximately $70,000 for the Second Quarter 2012.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2013.

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

The Registrant's contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant's Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant's "New High Net Trading Profits" (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and "New High Net Trading Profits" are not known until a future date. Commissions payable to the Registrant's commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant's condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant's contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant's 2012 annual report, which is filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 2012.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Registrant is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and substantially all of the Registrant's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Registrant's main line of business.

Market movements result in frequent changes in the fair market value of the Registrant's open positions and, consequently, in its earnings and cash flow. The Registrant's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Registrant's open positions and the liquidity of the markets in which it trades.

The Registrant rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant's past performance is not necessarily indicative of its future results.

"Value at Risk" is a measure of the maximum amount which the Registrant could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Registrant's speculative trading and the recurrence in the markets traded by the Registrant of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Registrant's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Registrant's losses in any market sector will be limited to Value at Risk or by the Registrant's attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Registrant's market sensitive instruments.

Quantifying the Registrant's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Registrant's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. as amended (the "Exchange Act")).

The Registrant's risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to the Registrant's mark-to-market accounting, any loss in the fair value of the Registrant's open positions is directly reflected in the Registrant's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments that are not exchange-traded (almost exclusively currencies in the case of the Registrant), the margin requirements for the approximate estimated equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, estimated dealers' margins have been used.

In quantifying the Registrant's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Registrant's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Registrant's Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant's open positions by market sector through its investment in Affiliated Investment Funds at June 30, 2013 and December 31, 2012. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2013 and December 31, 2012, the Registrant had total capitalizations of approximately $73 million and $97 million, respectively.

	June 30, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$708,089	0.97%	$2,633,706	2.71%
Currencies	483,819	0.60%	4,450,179	4.58%
Commodities	4,499,275	6.17%	4,216,435	4.34%
Stock indices	544,516	0.75%	2,288,756	2.35%

Total	$6,190,699	8.49%	$13,589,076	13.98%

The following table presents the average trading value at risk of the Registrant's open positions by market sector for Second Quarter 2013 and 2012 based upon the Registrant's total average capitalization of approximately $81 million and $126 million, respectively.

	Second Quarter 2013		Second Quarter 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$1,695,869	2.11%	$2,772,234	2.20%
Currencies	1,156,856	1.43%	5,845,021	4.63%
Commodities	5,852,819	7.26%	5,135,308	4.07%
Stock indices	906,675	1.12%	2,904,257	2.30%

Total	$9,612,219	11.92%	$16,657,320	13.20%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by the Registrant (directly/indirectly) is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant give no indication of this "risk of ruin."

Non-Trading Risk

The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant's market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant's primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

Based on the trading value at risk at June 30, 2013, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2012. A net decrease in the average trading value at risk, relative to average capitalization levels was also experienced during the Second Quarter 2013 as compared with the Second Quarter 2012.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors through CTA Choice attempt to manage the risk of the Registrant's open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Trading Advisors have an oversight committee broadly responsible for evaluating and overseeing the Trading Advisors' trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisors through CTA Choice if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the Net Asset Value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to the Registrant's management, including the Managing Owner's Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating the Registrant's disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within the Registrant have been detected.

The Managing Owner's management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner's Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2013. Based on the evaluation, the Managing Owner's Co-Chief Executive Officers and Director of Fund Administration have concluded that, the Registrant's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant's internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.             Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2013.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner's interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2013, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 689,695.811 Units amounting to approximately $84,797,656.

Item 3.                 Defaults Upon Senior Securities

None

Item 5.                 Other Information

None

Item 6.                 Exhibits:

3.1
Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2
Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3
Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

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

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

[Remainder of page left blank intentionally.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.,
its Managing Owner

By:	/s/ Kenneth A. Shewer	Date:	August 13, 2013
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date:	August 13, 2013
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)