Form 10-Q
period 2013-09-30
World Monitor Trust III - Series J
filed 2013-11-13
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐ No ☒

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents (see Note 2)	$10,893,358	$12,503,744
Investment in securities, at fair value (cost $42,379,874 and $65,748,258 at September 30, 2013 and December 31, 2012, respectively)	42,153,757	65,965,652
Investment in Affiliated Investment Funds, at fair value (cost $11,786,331 and $24,602,466 at September 30, 2013 and December 31, 2012, respectively) (see Note 7)	11,498,948	23,396,923
Total assets	$64,546,063	$101,866,319

LIABILITIES
Accrued expenses payable	$187,674	$171,152
Interest payable to Managing Owner	0	1,350
Offering costs payable	15,226	4,868
Service fees payable (see Note 5)	100,179	157,628
Redemptions payable	3,097,502	4,295,916
Total liabilities	3,400,581	4,630,914

UNITHOLDERS' CAPITAL (Net Asset Value)
Class I Units:
Unitholders' Units – 601,479.614 and 823,996.897 Units outstanding at September 30, 2013 and December 31, 2012, respectively	54,948,712	86,058,399
Class II Units:
Unitholders' Units – 60,287.912 and 96,573.216 Units outstanding at September 30, 2013 and December 31, 2012, respectively	6,196,770	11,177,006
Total unitholders' capital (Net Asset Value)	61,145,482	97,235,405
Total liabilities and unitholders' capital	$64,546,063	$101,866,319

NET ASSET VALUE PER UNIT
Class I	$91.36	$104.44
Class II	$102.79	$115.74

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013		December 31, 2012

	Fair Value as a % of Unitholders' Capital	Fair Value	Fair Value as a % of Unitholders' Capital	Fair Value

Investment in Securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 1,286,542.214 and 2,031,476.940 at September 30, 2013 and December 31, 2012, respectively)	22.95%	$14,036,176	22.96%	$22,325,932
Fidelity Instl Shrt-Interm Govt (shares 1,401,750.093 and 2,208,234.540 at September 30, 2013 and December 31, 2012, respectively)	23.02%	14,073,571	22.94%	22,303,169
T. Rowe Price Short-Term Fund (shares 2,931,943.693 and 4,399,288.920 at September 30, 2013 and December 31, 2012, respectively)	22.97%	14,044,010	21.94%	21,336,551
Total investment in Securities (cost $42,379,874 and $65,748,258 at September 30, 2013 and December 31, 2012, respectively)	68.94%	$42,153,757	67.84%	$65,965,652

Investment in Affiliated Investment Funds:
CTA Choice GLAGS	10.13%	$6,195,066	4.28%	$4,159,553
Other investments in Affiliated Investment Funds	8.68%	5,303,882	19.78%	19,237,370
Total investment in Affiliated Investment Funds (cost $11,786,331 and $24,602,466 at September 30, 2013 and December 31, 2012, respectively)	18.81%	$11,498,948	24.06%	$23,396,923

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income	$554	1,204	$2,235	$8,889
Dividend income	114,708	252,092	426,789	852,599
Total investment income	115,262	253,296	429,024	861,488
EXPENSES
Interest expenses	0	0	0	1,440
Management fees to Managing Owner	85,103	146,833	304,754	477,864
Managing Owner interest earned on Certain Investment Funds (see Note 4)	0	280,094	135,210	578,933
Service fees - Class I Units (see Note 5)	305,358	487,425	1,105,458	1,532,354
Sales commission	173,012	297,258	618,584	977,681
Offering costs	88,552	66,356	187,845	207,224
Operating expenses	139,553	156,318	455,478	472,660
Total expenses	791,578	1,434,284	2,807,329	4,248,156
Net investment loss	(676,316)	(1,180,988)	(2,378,305)	(3,386,668)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(52,981)	42,466	(40,507)	91,195
Net change in unrealized appreciation/depreciation on investment in securities	88,224	265,684	(443,511)	563,355
Net gain (loss) from investment in securities	35,243	308,150	(484,018)	654,550
Net realized (loss) on investment in Affiliated Investment Funds	(2,703,058)	(3,858,155)	(8,563,090)	(3,788,602)
Net change in unrealized appreciation on investment in Affiliated Investment Funds	725,157	5,906,431	918,160	54,679
Net (loss) gain from investment in Affiliated Investment Funds	(1,977,901)	2,048,276	(7,644,930)	(3,733,923)
NET (LOSS) INCOME	$(2,618,974)	1,175,438	$(10,507,253)	$(6,466,041)
NET (LOSS) INCOME PER WEIGHTED AVERAGE UNITHOLDER
Net (loss) income per weighted average unitholder
Class I	$(3.69)	1.05	$(13.17)	$(5.93)
Class II	$(3.63)	1.85	$(12.74)	$(4.76)
Weighted average number of units outstanding - Class I	646,572.335	931,277.000	723,809.388	993,027.000
Weighted average number of units outstanding - Class II	64,492.095	106,475.000	76,213.581	121,932.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Nine months ended September 30, 2013
Unitholders' capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405
Additions	17,412.069	1,744,678	1,457.357	164,000	18,869.426	1,908,678
Redemptions	(239,929.352)	(23,318,356)	(37,742.661)	(4,172,992)	(277,672.013)	(27,491,348)
Net loss		(9,536,009)		(971,244)		(10,507,253)
Unitholders' capital at September 30, 2013	601,479.614	$54,948,712	60,287.912	$6,196,770	661,767.526	$61,145,482

Nine months ended September 30, 2012
Unitholders' capital at December 31, 2011	1,074,594.786	$126,022,812	145,147.530	$18,520,578	1,219,742.316	$144,543,390
Additions	15,976.621	1,864,200	2,524.264	314,000	18,500.885	2,178,200
Redemptions	(184,111.033)	(20,860,298)	(47,022.332)	(5,871,427)	(231,133.365)	(26,731,725)
Transfers	(4,454.574)	(499,226)	4,045.906	499,226	(408.668)	0
Net loss		(5,885,447)		(580,594)		(6,466,041)
Unitholders' capital at September 30, 2012	902,005.800	$100,642,041	104,695.368	$12,881,783	1,006,701.168	$113,523,824

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

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

Series J allocates a portion of its assets to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. Currently, Series J allocates approximately one-quarter of its net assets (“Allocated Assets”) to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below are referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice EAGL (“EAGL”)* **	Eagle	Eagle Momentum Program	05/1/11	11/30/12
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11	11/30/12
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11	11/30/12
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)***	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)** *** ****	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)*** ****	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice GLAGS (“GLAGS”)*** ****	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice RDOK (“RDOK”)*** ****	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12

* Any loss carry forward from Series J’s Managed Account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.

** Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation to EGLG. Series J fully redeemed from EAGL as of November 30, 2012.

*** Effective May 1, 2013, Series J allocated approximately one-fifth of its net assets to each of EGLG, GLAGS, HKSB, RDOK and SAXN.

**** Effective September 1, 2013, Series J allocates approximately one-quarter of its net assets to each of EGLG, GLAGS, RDOK and SAXN.

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

C.         The Offering

Series J offers units (the “Units”) in two classes (each, a “Class”) – Class I and Class II.

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

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2013, the condensed statements of operations for the three months ended September 30, 2013 (“Third Quarter 2013”), for the nine months ended September 30, 2013 (“Year-To-Date 2013”), for the three months ended September 30, 2012 (“Third Quarter 2012”) and for the nine months ended September 30, 2012 (“Year-To-Date 2012”), and the condensed statements of changes in unitholders’ capital for the Year-To-Date 2013 and Year-To-Date 2012, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2013 and the results of its operations for the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The weighted average number of Units outstanding was computed for purposes of disclosing net (loss) income per weighted average unitholder. The weighted average number of Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the practical expedient method. The carrying value of the underlying investment in the Affiliated Investment Funds is at fair value.

There are no Level 3 investments on September 30, 2013 or December 31, 2012, nor any portion of the interim periods.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.          Basis of Accounting (Continued)

              The following table summarizes the assets measured at fair value using the fair value hierarchy:

September 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$11,498,948	$0	$11,498,948
Investment in securities, at fair value	$42,153,757	$0	$0	$42,153,757

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$23,396,923	$0	$23,396,923
Investment in securities, at fair value	$65,965,652	$0	$0	$65,965,652

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

E.          Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2013, the Managing Owner has paid $2,853,628 in ongoing offering costs, of which $2,796,466 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2013, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,217,009 and $2,197,403, respectively. Of the $2,197,403 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013, and Year-To-Date 2012, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Management fees to Managing Owner	$85,103	$146,833	$304,754	$477,864
Managing Owner interest earned on Certain Investment Funds	0	280,094	135,210	578,933
Operating expenses	47,712	43,085	158,218	173,194
	$132,815	$470,012	$598,182	$1,229,991

Expenses payable to the Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2013 and December 31, 2012, were $55,645 and $51,125, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.       MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”).  The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms.  There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment.  After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds.  If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $0, $280,094, $135,210 and $578,933, respectively. As of September 30, 2013, the loss carry forward amounted to $253,908.

Effective January 1, 2012, Series J pays a monthly administrative services fee to ClariTy for risk management and related services for monitoring the Trading Advisors, indirectly through its Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, the administrative services fee earned indirectly totaled $43,256, $74,542, $154,665 and $240,639, respectively.

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

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12 of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12 of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.      SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013, and Year-To-Date 2012, the Service Fee – Class I Units is composed of the following:

	Third Quarter 2013	Year-To-Date 2013
Monthly 1/12 of 2% service fee calculated on all Class I Units	$311,281	$1,106,481
Initial up-front 2% sales commissions	7,100	34,894
Series J's recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(13,023)	(35,917)
Total	$305,358	$1,105,458

	Third Quarter 2012	Year-To-Date 2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$527,702	$1,721,577
Initial up-front 2% sales commissions	0	23,704
Series J's recapture on 1/12 of 2% service fee on select Units and
recapture of the service fee on Units held with no CSA	(40,278)	(212,927)
Total	$487,424	$1,532,354

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J indirectly paid administrator fees totaling $31,385, $38,721, $107,960 and $127,531, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to GlobeOp. For the Third Quarter 2013 and Year-To-Date 2013, Series J directly paid GlobeOp administrator fees of $6,250 and $18,750, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.       INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents approximately 18.81% and 24.06% of the Net Asset Value of Series J at September 30, 2013 and December 31, 2012, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at their Net Asset Value (fair value). Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in Net Asset Value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the Year-To-Date 2013 and Year-To-Date 2012:

	Net Asset Value December 31, 2012	Purchases	Loss	Redemptions	Net Asset Value September 30, 2013
Investment in Affiliated Investment Funds	$23,396,923	$33,601,115	$(7,644,930)	$(37,854,160)	$11,498,948

	Net Asset Value December 31, 2011	Purchases	Loss	Redemptions	Net Asset Value September 30, 2012
Investment in Affiliated Investment Funds	$8,207,427	$80,671,134	$(3,733,923)	$(64,140,073)	$21,004,565

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.        INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J’s investment in Affiliated Investment Funds are notionally funded, and the following table sets out the total capital commitment split between Net Asset Value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J’s capital commitment to the Affiliated Investment Funds is disclosed below:

	Total Capital Commitment September 30, 2013	Net Asset Value September 30, 2013	Remaining Capital Commitment September 30, 2013
CTA Choice EGLG	$14,922,873	$2,604,473	$12,318,400
CTA Choice GLAGS	17,607,473	6,195,066	11,412,407
CTA Choice RDOK	16,265,451	2,260,634	14,004,817
CTA Choice SAXN	15,561,784	438,775	15,123,009
Total	$64,357,581	$11,498,948	$52,858,633

Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.       COSTS, FEES AND EXPENSES (CONTINUED)

  B.          Trading Advisor Management and Incentive Fees

Effective January 1, 2012, Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM**	1.00%	20.00%
BLKW*	1.00%	25.00%
CRABL-PV*	1.00%	25.00%
EAGL*	1.50%	25.00%
EGLG	2.00%	25.00%
GLAGS	2.00%	20.00%
HKSB***	0.00%	25.00%
KRM*	1.50%	25.00%
ORT**	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

* Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.

** Series J fully redeemed from BEAM and ORT as of April 30, 2013.

*** Series J fully redeemed from HKSB as of August 31, 2013.

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $225,365, $311,755, $737,532 and $1,020,929, respectively.

For the Third Quarter 2013, Third Quarter 2012, Year-To-Date 2013 and Year-To-Date 2012, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $546, $360,993, $190,056 and $597,064, respectively.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10.      DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of September 30, 2013 and December 31, 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.     FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Third Quarter 2013 and 2012 and Year-To-Date 2013 and 2012. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2013		September 30, 2013
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$94.96	$104.44	$106.32	$115.74
Loss from operations:
Net realized and change in unrealized loss (1)	(2.61)	(9.98)	(2.95)	(11.18)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.16	0.53	0.18	0.59
Expenses (3)	(1.15)	(3.63)	(0.76)	(2.36)
Total loss from operations	(3.60)	(13.08)	(3.53)	(12.95)
Net Asset Value per Unit at end of period	$91.36	$91.36	$102.79	$102.79

Total Return (4)	(3.79)%	(12.52)%	(3.32)%	(11.19)%

Supplemental data
Ratios to average Net Asset Values:
Net investment loss (2), (3)	(4.24)%	(4.17)%	(2.21)%	(2.12)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.68%	0.71%	0.68%	0.71%
Other expenses (3)	4.92%	4.88%	2.89%	2.83%
Total expenses	4.92%	4.88%	2.89%	2.83%

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

(3) Annualized.

(4) Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.       FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2012		September 30, 2012
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$110.60	$117.27	$121.41	$127.60
Gain (loss) from operations:
Net realized and change in unrealized gain (loss) (1)	2.17	(2.51)	2.36	(2.77)
Interest income (1)	0.00	0.01	0.00	0.01
Dividend income (1)	0.24	0.76	0.27	0.84
Expenses (3)	(1.43)	(3.95)	(1.00)	(2.64)
Total gain (loss) from operations	0.98	(5.69)	1.63	(4.56)
Net Asset Value per Unit at end of period	$111.58	$111.58	$123.04	$123.04

Total Return (4)	0.89%	(4.85)%	1.34%	(3.57)%

Supplemental data
Ratios to average Net Asset Values:
Net investment loss (2), (3)	(4.22)%	(3.72)%	(2.39)%	(1.93)%
Interest income (3)	0.00%	0.01%	0.00%	0.01%
Dividend income (3)	0.86%	0.88%	0.86%	0.89%
Total expenses	5.08%	4.61%	3.25%	2.83%

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

(3) Annualized.

(4) Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.      SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between Net Asset Value (amount funded) and the remaining capital commitments as of October 31, 2013:

	Total Capital Commitment October 31, 2013	Net Asset Value October 31, 2013	Remaining Capital Commitment October 31, 2013
Affiliated Investment Funds	$62,056,062	$12,795,285	$49,260,777

From October 1, 2013 through November 13, 2013, there were subscriptions of $25,000 effective for November 1, 2013.

From October 1, 2013 through November 13, 2013, there were redemptions of $2,471,732 effective for October 31, 2013.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2013 (“Third Quarter 2013”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Effective November 30, 2008, the Board of Directors of the Managing Owner of the Registrant determined that the Registrant’s Units are no longer to be publicly offered and are only to be available on a private placement basis to accredited investors pursuant to Regulation D under the Securities Act of 1933 (the “Securities Act”). This change in the manner in which the Registrant’s Units are offered has no material impact to current investors as there is no change in the fees and expenses and redemption terms of the Units or any change in the management and investment strategy and reporting provided to investors of the Registrant. The only change is in the method by which the Registrant’s Units will be available, and the increased suitability standard of persons subscribing for Units. New subscriptions must be made by persons that are accredited investors. Current investors that are not accredited investors are not required to redeem their current Units, but are not able to purchase additional Units.

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

The Trading Advisors and the Trading Vehicles

The Registrant allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages a portion of the Allocated Assets of the Registrant and makes the trading decisions with respect to those Allocated Assets. The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund.” Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2012 to April 30, 2013, the Registrant allocated approximately one-seventh of its Allocated Assets to each of the following CTA Funds:

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

From May 1, 2013 to August 31, 2013, the Registrant allocated approximately one-fifth of its Allocated Assets to each of EGLG, GLAGS, HKSB, RDOK and SAXN after fully redeeming from BEAM and ORT as of April 30, 2013.

As of September 1, 2013, the Registrant allocates approximately one-quarter of its Allocated Assets to each of EGLG, GLAGS, RDOK and SAXN after fully redeeming from HKSB as of August 31, 2013.

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

The Administrator

GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

The Registrant, through its investments in the CTA Funds, indirectly pays an administrative services fee in the amount of 1/12 of 0.25% (0.25% annually) of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant indirectly, through its investment in the Affiliated Investment Funds, pays each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

	Effective December 1, 2012
	Management	Incentive
Trading Advisor	Fee	Fee

BEAM*	1.00%	20.00%
Eagle	2.00%	25.00%
Global	2.00%	20.00%
Hawksbill**	0.00%	25.00%
Ortus*	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

* The Registrant fully redeemed from BEAM and ORT as of April 30, 2013.

** The Registrant fully redeemed from HKSB as of August 31, 2013.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will be accrued monthly and paid as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Trading Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Trading Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior months must be recouped before New High Net Trading Profits can again be generated.

If a withdrawal or distribution occurs or if a Trading Advisor’s advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor). In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. These activities are charged indirectly through the Registrant’s Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

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

Of the Registrant’s investments at September 30, 2013, $42,153,757 or 78.57% are classified as Level 1 and $11,498,948 or 21.43% as Level 2. Of the Registrant’s investments at December 31, 2012, $65,965,652 or 73.82% are classified as Level 1 and $23,396,923 or 26.18% as Level 2. There are no Level 3 investments at September 30, 2013 or December 31, 2012, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2013 resulted in additional gross proceeds to the Registrant of $195,832,056.

Limited Interests in the Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Third Quarter 2013

Subscriptions of Limited Units for the Third Quarter 2013 were $380,000. Redemptions of Limited Units for the Third Quarter 2013 were $9,572,169.

Third Quarter 2012

Subscriptions of Limited Units for the Third Quarter 2012 were $0. Redemptions of Limited Units for the Third Quarter 2012 were $7,180,271.

Liquidity

A portion of the Registrant’s net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the Third Quarter 2013 and Third Quarter 2012:

Third Quarter 2013

The U.S. Economy grew in the third quarter, but the picture is far from rosy. While the unemployment rate fell to 7.3%, it was largely due to a reduction in the labor force as opposed to actual employment gains. Consumer confidence tumbled in August and September, after mortgage rates rose in response to increased taper talk. Positive signs during the quarter included inflation, which remains low; housing, which continued to recover; and manufacturing, which reached its highest level since April 2011. Ultimately, the equity market rose for the quarter, with the S&P 500 TR gaining 5.24%.

The Federal Reserve (“Fed”) kept the current quantitative easing program (“QE”) unchanged, despite its earlier taper talk, due to weak economic data and uncertainty over budget negotiations and the debt ceiling debate. This was good news for bond investors, as 10-year bond yields fell from a two-year high of 3.00% to close at 2.61%.

Japan had one of the better performing equity markets in the third quarter, as Prime Minister Abe’s growth plans appear to be succeeding; Second quarter 2013 GDP was revised to +3.8%, and consumer prices increased to 0.9% year on year in August, the biggest annual rise in almost 5 years.

The eurozone continues to stabilize, with second quarter GDP coming in at +0.3% and sovereign bonds yields for some of the hardest hit countries trending lower throughout the quarter. The European Central Bank’s accommodative posture is signaling the market that it intends to stand behind its role as backstop for the region. Against this backdrop, the euro ended the quarter at its highest level versus the U.S. dollar since the beginning of the year. In fact, the U.S. dollar lost ground relative to most major developed and emerging market currencies in the third quarter.

Emerging markets are being dominated by China, and news that GDP growth continues to slow. While retail sales have grown a bit during the quarter, they remain anemic compared to recent history. As the largest holder of U.S. sovereign debt, China is highly sensitive to U.S. monetary policy, and the concerns about tapering that occurred in the third quarter can have a significant impact on its economy.

The DJ-UBS Commodity Index was +2.1% for the quarter. The news that the Fed plans to keep QE unchanged for the foreseeable futures was viewed as potentially inflationary by investors, who pushed gold up 8% for the quarter. The soft sector reversed second quarter declines, with the DJ-UBS Commodity Softs Index gaining almost 1% for the third quarter, after losing almost 8.5% in the second quarter. Overall, the energy sector had a good quarter, with oil leading the way, up approximately 8%.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

          (a)    the major sectors to which the Registrant’s assets were allocated indirectly as of Third Quarter 2013 and Third Quarter 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

            (b)   discussion of the Registrant’s trading results for the major sectors in which the Registrant indirectly traded for the Third Quarter 2013 and Third Quarter 2012.

Third Quarter 2013

As of September 30, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	9.17%
Energies	2.19%
Grains	69.73%
Indices	9.18%
Interest Rates	6.06%
Meats	1.14%
Metals	1.74%
Tropicals	0.79%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for Third Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the British pound. The majority of its losses were incurred in the Canadian dollar.

Interest Rates: (-) The Registrant experienced a majority of its gains in the 5-year U.S. Treasury Note. The majority of its losses were incurred in the Japanese Government Bond.

Stock Indices: (+) The Registrant experienced a majority of its gains in the Russell 2000 Mini Index. The majority of its losses were incurred in the FTSE 100 Index.

Energies: (-) The Registrant experienced a majority of its gains in Brent crude. The majority of its losses were incurred in natural gas.

Metals: (-) The Registrant experienced a majority of its gains in gold. The majority of its losses were incurred in copper.

Grains: (+) The Registrant experienced a majority of its gains in corn. The majority of its losses were incurred in soybeans.

Meats: (-) The Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Softs: (-) The Registrant experienced a majority of its gains in cocoa. The majority of its losses were incurred in coffee.

Third Quarter 2012

As of September 30, 2012, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	37.25%
Energies	14.24%
Grains	9.96%
Indices	17.80%
Interest Rates	10.95%
Meats	1.15%
Metals	7.90%
Tropicals	0.75%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for Third Quarter 2012 were as follows:

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

Year-To-Date 2013

The Net Asset Value per Unit of Class I as of September 30, 2013 was $91.36, a decrease of $13.08 from the December 31, 2012 Net Asset Value of $104.44.

The Net Asset Value per Unit of Class II as of September 30, 2013 was $102.79, a decrease of $12.95 from the December 31, 2012 Net Asset Value of $115.74.

The table below discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year -To-Date 2013 as well as the allocation of the Registrant’s assets to each Trading Advisor at September 30, 2013. The table is based on the effect of a unitholder that held Units for the entire Year-To-Date 2013 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of shares.

WMT III Series J - Class I Beginning Net Asset Value per Unit	$104.44	WMT III Series J - Class II Beginning Net Asset Value per Unit	$115.74	Allocation of Assets as of September 30, 2013
BEAM	(1.08)	BEAM	(1.20)	0.00%
EGLG	(5.08)	EGLG	(5.63)	24.48%
GLAGS	0.49	GLAGS	0.55	25.80%
HKSB	(1.92)	HKSB	(2.13)	0.00%
ORT	(1.60)	ORT	(1.78)	0.00%
RDOK	0.03	RDOK	0.03	24.81%
SAXN	(0.80)	SAXN	(0.89)	24.91%
Net Expenses	(3.12)	Net Expenses	(1.90)
Ending Net Asset Value per Unit	$91.36	Ending Net Asset Value per Unit	$102.79	100.00%

The Registrant’s average net asset level during the Year-To-Date 2013 was approximately $80,152,000, a decrease of approximately $48,314,000 as compared to the Year-To-Date 2012, primarily due to the effect of investor redemptions and negative performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2013 was (12.52)% and (11.19)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2013 was approximately $484,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2013 was approximately $7,645,000.

Dividend income for the Year-To-Date 2013 was approximately $427,000, a decrease of approximately $426,000, as compared to the Year-To-Date 2012.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2013 were approximately $540,000, an increase of approximately $188,000, as compared to the Year-To-Date 2012.

Trading Advisor’s management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2013 were approximately $738,000, a decrease of approximately $283,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2013 were approximately $305,000, a decrease of approximately $173,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $190,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 was approximately $155,000, a decrease of approximately $86,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average Net Asset Value discussed above.

Service fees for the Year-To-Date 2013 were approximately $1,105,000, a decrease of approximately $427,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2013 were approximately $619,000, a decrease of approximately $359,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2013 was $135,000, a decrease of approximately $444,000, as compared to the Year-To-Date 2012.

Operating expenses were approximately $455,000 for the Year-To-Date 2013. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to unitholders.

Offering costs were approximately $188,000 for the Year-To-Date 2013.

Year-To-Date 2012

The Net Asset Value per Interest of Class I as of September 30, 2012 was $111.58, a decrease of $5.69 from the December 31, 2011 Net Asset Value of $117.27.

The Net Asset Value per Interest of Class II as of September 30, 2012 was $123.04, a decrease of $4.56 from the December 31, 2011 Net Asset Value of $127.60.

The table below discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year -To-Date 2012 as well as the allocation of the Registrant’s assets to each Trading Advisor at September 30, 2012. The table is based on the effect of a unitholder that held Units for the entire Year-To-Date 2012 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of shares.

WMT III Series J - Class I Beginning Net Asset Value per Unit	$117.27	WMT III Series J - Class II Beginning Net Asset Value per Unit	$127.60	Allocation of Assets as of September 30, 2012
BEAM	(1.08)	BEAM	(1.18)	14.82%
BLKW	(2.18)	BLKW	(2.37)	14.26%
CRABL-PV	(0.43)	CRABL-PV	(0.46)	14.15%
EAGL	0.10	EAGL	0.11	7.04%
EGLG	1.99	EGLG	2.16	7.13%
KRM	(0.21)	KRM	(0.23)	14.17%
ORT	(0.64)	ORT	(0.69)	14.19%
SAXN	0.04	SAXN	0.04	14.24%
Net Expenses	(3.28)	Net Expenses	(1.94)
Ending Net Asset Value per Unit	$111.58	Ending Net Asset Value per Unit	$123.04	100.00%

The Registrant’s average net asset level during the Year-To-Date 2012 was approximately $128,466,000, a decrease of approximately $22,629,000 as compared to the Year-To-Date 2011, primarily due to the effect of investor redemptions and negative performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date was (4.85)% and (3.57)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2012 was approximately $655,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2012 was approximately $3,734,000.

Dividend income for the Year-To-Date 2012 was approximately $853,000, a decrease of approximately $565,000, as compared to the Year-To-Date 2011.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2012 were approximately $352,000, a decrease of approximately $2,000 as compared to the Year-To-Date 2011.

Trading Advisor management fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 were approximately $1,021,000, a decrease of approximately $615,000 as compared to the Year-To-Date 2011, primarily due to the decrease in the Net Asset Value discussed above.

Management fees to the Managing Owner for the Year-To-Date 2012 were approximately $478,000, a decrease of approximately $97,000 as compared to the Year-To-Date 2011, primarily due to the decrease in the Net Asset Value discussed above.

Trading Advisor incentive fees based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 were approximately $597,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2012 was approximately $241,000, a decrease of approximately $46,000 as compared to the Year-To-Date 2011, primarily due to the decrease in the Net Asset Value discussed above.

Service Fees for the Year-To-Date 2012 were approximately $1,532,000, a decrease of approximately $473,000 as compared to the Year-To-Date 2011, primarily due to the decrease in the Net Asset Value discussed above.

Sales commissions for the Year-To-Date 2012 were approximately $978,000, a decrease of approximately $171,000 as compared to the Year-To-Date 2011, primarily due to the decrease in the Net Asset Value discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2012 was approximately $579,000, an increase of approximately $196,000 as compared to the Year-To-Date 2011.

Operating expenses were approximately $473,000 for the Year-To-Date 2012. These expenses include accounting, audit, registrar, and transfer agent, tax and legal fees as well as printing and postage costs related to reports sent to unitholders.

Offering costs were approximately $207,000 for the Year-To-Date 2012.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2013.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2012 annual report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2012.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at September 30, 2013 and December 31, 2012. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2013 and December 31, 2012, the Registrant had total capitalizations of approximately $61 million and $97 million, respectively.

	September 30, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$569,463	0.93%	$2,633,706	2.71%
Currencies	860,901	1.41%	4,450,179	4.58%
Commodities	7,099,237	11.61%	4,216,435	4.34%
Stock indices	862,232	1.41%	2,288,756	2.35%

Total	$9,391,833	15.36%	$13,589,076	13.98%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for Third Quarter 2013 and 2012 based upon the Registrant’s total average capitalization of approximately $67 million and $118 million, respectively.

	Third Quarter 2013		Third Quarter 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$759,543	1.13%	$2,302,199	1.96%
Currencies	555,002	0.83%	5,982,701	5.09%
Commodities	5,916,741	8.82%	5,714,538	4.86%
Stock indices	603,412	0.90%	2,850,564	2.42%

Total	$7,834,698	11.68%	$16,850,002	14.33%

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

Based on the trading value at risk at September 30, 2013, the Registrant experienced a net increase in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2012. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Third Quarter 2013 as compared with the Third Quarter 2012.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors through CTA Choice attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of September 30, 2013. Based on the evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2013.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2013, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 693,710.047 Units amounting to approximately $85,177,656.

Item 3.            Defaults Upon Senior Securities

None

Item 5.            Other Information

None

Item 6.            Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financials Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)
99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.,
its Managing Owner

By:	/s/ Kenneth A. Shewer	Date: November 13, 2013
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: November 13, 2013
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

