Form 10-K
period 2013-12-31
World Monitor Trust III - Series J
filed 2014-03-18
CIK 1345991

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-51651

WORLD MONITOR TRUST III – SERIES J

  (Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

(The Registrant’s telephone number, including area code):  (914) 307-7000

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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of June 30, 2013 is $72,956,625.

As of March 1, 2014 there were 322,826.7651 Unitholders’ Units outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the Registrant’s financial statements included in its Annual Report for the year ended December 31, 2013 (the “Registrant’s 2013 Annual Report”), which is filed as an exhibit herewith).

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

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing and related services with respect to monitoring the Trust and other administrative services. Effective October 1, 2010 the Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P. (formerly Clarity Managed Account & Analytics Platform LLC, “ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors.

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

From September 1, 2013 to December 1, 2013, the Registrant allocated approximately one-quarter of its Allocated Assets to each of EGLG, GLAGS, RDOK and SAXN after fully redeeming from HKSB as of August 31, 2013.

As of December 1, 2013, the Registrant allocates approximately one-fifth of its Allocated Assets to each of EGLG, GLAGS, RDOK, SAXN and CTA Choice ELL, which is managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program and is a discretionary, fundamental, event driven program.

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

Ellington’s Global Macro Trading Program primarily invests by taking both long and short positions in global currency, fixed income, commodity and equity markets through a wide range of derivative instruments and direct investments. Ellington will, from time to time, make extensive use of derivative instruments, including, without limitation, futures and forwards contracts and options on global currencies, commodities, fixed income and equity securities and security indices; interest rate derivatives (such as swaps, caps and floors); credit default swaps; options on any of the foregoing; and other over-the-counter (“OTC”) and exchange-traded derivatives.

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

Ortus’s Currency Program is a computerized, global macro strategy that seeks to capitalize on fundamentally driven price moves in the G7 currencies that are a result of a shift in the exchange rate cycle. It is the Trading Advisor’s belief that these shifts are driven by the dynamic interactions between asset prices (e.g. stocks and bonds) and underlying economic fundamentals (e.g. monetary policy, interest rates). As such, position duration is long-term and changes to the portfolio are gradual.

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

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of the Registrant’s Net Asset Value at the beginning of each month (See Note 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto).

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

	Effective December 1, 2013
	Management	Incentive
Trading Advisor	Fee	Fee

BEAM*	1.00%	20.00%
Eagle	2.00%	25.00%
Ellington***	0.00%	30.00%
Global	2.00%	20.00%
Hawksbill**	0.00%	25.00%
Ortus*	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

*	The Registrant fully redeemed from BEAM and ORT as of April 30, 2013.

**	The Registrant fully redeemed from HKSB as of August 31, 2013.

***	The Registrant subscribed to ELL as of December 1, 2013.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter ( the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), or each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2013, is set forth under Items 6, 7, and 8 herein.

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

ITEM 1A.    RISK FACTORS

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE ONLY SUITABLE FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

(1)    Loss of Capital; No Guarantee of Profit

All investments risk the loss of capital. While the Managing Owner believes that the Trust’s investment program may moderate this risk to some degree through a diversification of investment strategies and markets used by the Trading Advisors to which the Trust will allocate assets, no guarantee or representation is made that the Trust’s program will be successful or that Unitholders will not lose some or all of their investment in the Trust. The Trust’s investment program includes the selection of Trading Advisors who utilize such investment techniques as short sales, leverage, uncovered option transactions, and limited diversification, which practices can, in certain circumstances, maximize the adverse impact on invested assets.

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

Supply and demand for investments change rapidly and are affected by a variety of factors, including interest rates, rates of inflation and general trends in the overall economy or particular industrial or other economic sectors. Government actions, especially those of the Federal Reserve Board and other central banks, have a profound effect on interest rates that, in turn, affect the price of investments. In addition, a variety of other factors that are inherently difficult to predict, such as domestic and international political developments, governmental trade and fiscal policies, monetary and exchange control programs, currency devaluations and revaluations; and emotions of the marketplace, patterns of trade and war or other military conflict can also have significant effects on the markets. None of these factors can be controlled by the Trading Advisors. Trading Advisors may have only limited ability to vary their portfolios in response to changing economic, financial and investment conditions. No assurance can be given as to when or whether adverse events might occur which could cause significant and immediate loss in value of the Trust. Even in the absence of such events, trading investments can quickly lead to large losses. No assurance can be given that the advice of the Trading Advisors will result in profitable trades for the Trust or that the Trust will not incur substantial losses.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of the Trust by allocating notional equity to one or more of its Trading Advisors (in a maximum amount of up to 20% of Net Asset Value), which would then permit such Trading Advisor(s) to trade the account of the Trust as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to a Trading Advisor, the Managing Owner has no current plans to do so.

(3)    Past Performance

The past investment performance of the Managing Owner and the Trading Advisors is not necessarily indicative of the Trust’s futures results. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Trust that is comparable to that Trading Advisor’s or to the Managing Owner’s past performance. No assurance can be given that the Managing Owner will succeed in meeting the investment objectives of the Trust. You may lose all or substantially all of your investment in the Trust.

Because you and other Unitholders will acquire and redeem Units at different times, you may experience a loss on your Units even though the Series as a whole is profitable and even though other Unitholders in the Series experience a profit. The past performance of the Series may not be representative of your investment experience in it.

(4)    Importance of General Market Conditions to Profitability

General economic and business conditions may adversely affect a Trading Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of investor participation in the financial markets for both equities and interest-sensitive investments may affect the value of investments purchased by the Trust. Unexpected volatility or illiquidity in the markets in which the Trust, directly or indirectly, holds positions could impair the Trust’s ability to carry out its business or cause it to incur losses. Often the most unprofitable market conditions for the Trust are those in which prices “whipsaw”, that is, such prices move quickly upward (or downward), then reverse, then move upward (or downward) again, then reverse again. In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

(5)    The Trust Incurs Substantial Charges

The Trust must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trust is subject to the substantial fees and expenses described herein regardless of its performance. In addition, the Trust pays incentive fees to each Trading Advisor based on such Trading Advisor’s performance and not on the performance of the Trust as a whole. Such fees and expenses include asset-based fees of up to 5.50% per annum for Class I Unitholders and up to 3.50% per annum for Class II Unitholders, which includes the Managing Owner’s Management Fee of 0.50%, the Trading Advisors’ weighted average Base Fee of 1.20% (although the actual Base Fee for a particular Trading Advisor may be lower or higher than 1.20% per annum and may be as much as 2.00% per annum), the Selling Agent’s Sales Commission of 1.00%, Organization and Offering Expenses of up to 0.50% and, in the case of Class I, the Service Fee of 2.00% (although the actual Service Fee may be higher or lower, and is currently estimated to be 1.74%). In addition, the Trust is indirectly subject to incentive fees generally equal to 20% of net profits on a cumulative high water mark basis although the actual incentive fee for a particular Trading Advisor may be lower or higher than 20% and may be as much as 30%. The Trading Advisors’ fees are based on a variety of factors, including the fees a Trading Advisor charges to other clients.

The Trust is also subject to brokerage fees and administrative expenses directly or indirectly. On the Trust’s forward trading, bid-ask spreads are incorporated into the pricing of the Trust’s forward contracts by its counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the bid-ask spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of the Trust (including the higher Trading Advisor base fee and incentive fee) could, over time, result in significant losses to your investment therein. You may never achieve profits.

(6)    There are Disadvantages to Making Trading Decisions Based on Technical Strategies

The trading systems used by certain Trading Advisors are based in large part on trading strategies that seek to take into account certain “technical” factors in identifying price trends and price movements. The buy and sell signals generated by a technical trading system are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events but are derived from a study of actual daily, weekly, and monthly price fluctuations. The profitability of any technical trading strategy depends upon the occurrence in the future of major price moves or trends in some futures and other investments traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past there have been periods without discernible trends and presumably similar periods will occur in the future. Any factor that may lessen the prospect of major trends in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that any trading strategy will be profitable in the future. Any factor that would make it more difficult to execute trades at the system’s signal prices, such as a significant lessening of liquidity in a particular market, also would be detrimental to profitability. The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(7)    Possible Disadvantages of Other Trend-Following Systems

There has been a dramatic increase in recent years in both the use of trend-following strategies and the overall volume of trading and liquidity of the futures markets. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of the Trust by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are also attempting to initiate or liquidate commodity positions at the same time as the Trading Advisors.

(8)    Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders make decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. In exercising such discretion, a Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signal. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach.

Global, Red Oak and Ellington employ discretionary programs. The other Trading Advisors are not currently employing a discretionary strategy on behalf of the Trust, although each reserves the right to make discretionary decisions.

(9)    Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will rely to some degree on judgmental decisions concerning, for example, what markets to follow and futures to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular futures contract. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses.

(10)    There are Disadvantages to Making Trading Decisions Based Upon Fundamental Analysis

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus. In addition, fundamental analysis assumes that commodity markets are inefficient—i.e., that commodity prices do not reflect all available information—which some market analysts dispute.

(11)    An Investment in Units may not Diversify an Overall Portfolio

Historically, managed futures have performed in a manner largely independent from the general equity and debt markets. However, if the Trust does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, the Managing Owner cannot assure you that an investment in the Units will provide diversification benefits. An investment in the Units could increase, rather than reduce your overall portfolio losses during periods when the Trust and the equity and debt markets decline in value. There is no way of predicting whether the Trust will lose more or less than stocks and bonds in declining markets. You should therefore not consider the Units to be a hedge against losses in your core stock and bond portfolios. Past performance is not indicative of future results.

(12)    Broad Indices May Perform Quite Differently From Individual Investments

The concepts of overall portfolio diversification and non-correlation of asset classes are generally discussed and illustrated by the use of a generally accepted index that represents each asset category. Stocks are represented by the S&P 500 Index and MSCI EAFE Index; bonds are represented by the Lehman Long-Term Government Bond Index; futures funds are represented by the Barclay CTA Index; and currencies are represented by the Barclay Currency Index. Because each index is a dollar-weighted average of the returns of multiple underlying investments, the overall index return and risk may be quite different from the return of any individual investment. For example, the Barclay CTA Index is an unweighted index that attempts to measure the performance of the commodity trading advisor industry. The Index measures the combined performance of all commodity trading advisors that have more than four years of past performance. For purposes of calculating the Index, the first four years of a commodity trading advisor’s performance history is ignored. Accordingly, such index reflects the volatility and risk of loss characteristics of a very broadly diversified universe of trading advisors and not of a single fund or trading advisor. Therefore, the performance of the Trust will be different than that of the Barclay CTA Index and the Barclay Currency Index.

(13)    Effectiveness of Risk Reduction Techniques

Trading Advisors may employ various risk reduction strategies designed to minimize the risk of their trading positions. A substantial risk remains, nonetheless, that such strategies will not always be possible to implement and, even when possible, will not always be effective in limiting losses. If a Trading Advisor analyzes market conditions incorrectly, or employs a risk reduction strategy that does not correlate well with a Trading Advisor’s investments, such risk reduction techniques could result in a loss, regardless of whether the intent was to reduce risk or increase return. These risk reduction techniques may also increase the volatility of the Trust and result in a loss if the counterparty to the transaction does not perform as promised.

Risks Related to Futures Trading

The Registrant may invest in forward contracts, futures contracts (including financial futures), swaps or other futures on both U.S. and foreign markets. Trading in such interests is a highly specialized investment activity entailing greater than ordinary investment risk.

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

(15)    Margin

Because the amount of margin funds necessary to be deposited with a futures clearing broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, an extremely high degree of leverage is obtainable in futures trading. In addition, certain of the Trading Advisors may trade using leverage through borrowing. As a result of margining, a relatively small price movement in a futures contract may result in immediate and substantial losses. Any purchase or sale of a futures or forward contract or option position may result in losses that substantially exceed the amount invested. Thus, like other highly leveraged investments, any purchase or sale of a futures contract may result in losses that substantially exceed the amount invested, although Unitholders will not be liable for losses that exceed their investment in the Trust.

(16)    Your Investment could be Illiquid

Certain futures exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a contract for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract cannot be taken or liquidated unless both a buyer and seller are willing to effect trades at or within the limit. In the past, futures prices have moved the daily limit for several consecutive days with little or no trading. In addition, even if futures prices have not moved the daily limit, the Trading Advisors may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place (a “thin” market). Similar occurrences, such as a market disruption or regulatory intervention in the futures markets, could prevent the Trading Advisors from promptly liquidating unfavorable positions and adversely affect operations and profitability. Also, there is not likely to be a secondary market for the Units.

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

(18)    Trading on non-U.S. Exchanges and Currency Exchange Rate Fluctuations

Certain of the Trading Advisors are expected to engage in some or all of their trading on non-U.S. exchanges and other markets located outside of the United States (“Foreign Markets”). Trading in such Foreign Markets is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. There is no limit to the percentage of Trust assets that may be committed to trading on Foreign Markets. Neither CFTC regulations nor regulations of any other U.S. governmental agency apply to the actual execution of transactions on Foreign Markets. Some Foreign Markets, in contrast to domestic exchanges, are “principals’ markets” in which performance is the responsibility only of the individual member with whom the trader has entered into a futures transaction and not of the exchange or clearing corporation. Due to the absence of a clearing house system on certain Foreign Markets, such markets are significantly more susceptible to disruptions than are U.S. exchanges and, therefore, trading thereon potentially is subject to greater risks than trading in the United States. In the case of trading on non-U.S. exchanges, the Trust will be subject to the risk of the bankruptcy or other inability of, or refusal by, such member or the counterparty to perform with respect to such transactions. Any such failure could subject the Trust to substantial losses or substantial reductions of the profits they might otherwise have realized. The Trust also may not have the same access to certain trades as do various other participants in non-U.S. markets. Unitholders could incur substantial losses from trading in Foreign Markets by the Trust to which such Unitholders would not have been subject had the Trading Advisors limited their trading to U.S. markets.

(19)	Unitholders could incur substantial losses from trading in Foreign Markets by the Trust to which such Unitholders would not have been subject had the Trading Advisors limited their trading to U.S. markets

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/Program	Approximate Percentage/Range
CTA Choice BEAM: BEAM Multi-Strategy Program	50%
CTA Choice EGLG: Eagle Global Program	30-40%
CTA Choice ELL: Ellington Global Macro Trading Program	20%
CTA Choice GLAGS: Global Ag Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	25%
CTA Choice ORT: Ortus Currency Program	0%
CTA Choice RDOK: Red Oak Fundamental Trading Program	5-35%
CTA Choice SAXN: Saxon Aggressive Diversified Program	30%

The above ranges are only approximations with respect to each Program. Actual percentages may be either lesser or greater than above-listed. Past performance is not necessarily indicative of future results.

(20)    Failure or Lack of Segregation of Assets May Increase Losses

The Trust is subject to the risk of insolvency of an exchange, clearing house, commodity broker, and counterparties with whom the Trading Advisors trade. The Trust’s assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing the Trust to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded.

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

With respect to transactions the Trust enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds the Trust invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and the Trust has a claim for amounts deposited or profits earned on transactions with the counterparty, the Trust’s claim may not receive a priority. Without a priority, the Trust is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

(21)    New Futures Contracts

As described above, only those futures designated by the CFTC may be traded on U.S. futures exchanges. Periodically, additional futures contracts may be designated as approved futures contracts by the CFTC or other foreign regulatory authorities. The Trading Advisors may determine that it is appropriate to trade in such new futures contracts on behalf of the Trust. Because such futures contracts will be new, there can be no assurance that the trading strategies of the Trading Advisors will be applicable to any new futures contracts in which such Trading Advisors choose to trade. The markets in new futures contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. This presents both significant profit potential and a corresponding high risk potential.

(22)    Exchanges for Physicals

The Trading Advisors may engage in exchanges for physicals. The CFTC and certain exchanges have from time to time examined the propriety of transactions involving exchanges for physicals. If a Trading Advisor engaging in exchanges of futures for physicals was prevented from such trading as a result of regulatory changes, the performance of client accounts of such Trading Advisor, including the Trust, could be adversely affected.

Risks Related to Trading Forward Contracts, Foreign Exchange Contracts, Options and Derivatives

(23)    Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. Certain other Trading Advisors may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Certain other Trading Advisors may trade foreign exchange through futures or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(24)    Options Trading

Certain of the Trading Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

Certain Trading Advisors may trade options on futures. Options on futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The ability to trade or exercise options may be restricted in the event that trading in the underlying investment becomes restricted. Options trading on U.S. futures exchanges is subject to regulation by both the CFTC and such exchanges. Options trading on foreign exchanges is not regulated by the CFTC.

(25)    Swaps

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the Trust, as well as make it more expensive to trade swaps.

There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps, although the counterparties to swaps may limit the size or duration of positions as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swaps they trade. Participants could refuse to quote prices for swaps or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell. In the case of any swap that references a fund or program managed by a Trading Advisor, certain or all of the risks disclosed in this report in relation to the Trading Advisors also may apply, indirectly, to the Trust’s investment in such swap.

(26)    Derivative Instruments in General

The Trading Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i)      Tracking — When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Trading Advisor from achieving the intended hedging effect or expose the Trust to the risk of loss.

(ii)     Liquidity — Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Trading Advisor may not be able to close out a position without incurring a loss.

(iii)    Leverage — Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Trust and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Trading Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject the Trust to additional legal risks, operations risks and valuation risks.

(27)    Over-the-Counter Trading

A portion of the Trust’s assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

The Trust also faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the Trust could suffer significant losses on these contracts.

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/Program	Percentage/Range
CTA Choice BEAM: BEAM Multi-Strategy Program	0%
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice ELL: Ellington Global Macro Trading Program	<10%
CTA Choice GLAGS: Global Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	1%
CTA Choice ORT: Ortus Currency Program	100%
CTA Choice RDOK: Red Oak Fundamental Trading Program	0%
CTA Choice SAXN: Saxon Aggressive Diversified Program	5%

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

There can be no assurance that market illiquidity will not cause losses for the Trust. The large size of the positions which a Trading Advisor is expected to acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of OTC instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearing house and the Trust will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(29)    Possible Default and Counterparty Risk

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

Other Investment-Related Risks

(30)    Investment of Non-Margin Assets May Increase Risks to the Trust

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

(31)    Increased Costs of Frequent Trading

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to market conditions and result in one or more Series incurring substantial brokerage commissions and other transaction fees and expenses. Therefore, portfolio turnover and brokerage commission expenses may significantly exceed those of other investment entities of comparable size, and affect the Trust’s earnings.

(32)    Suspensions of Trading

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. With respect to traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse. Also, exchanges typically have the right to suspend or limit trading in any instrument traded on the exchange. Any suspension could render it impossible to liquidate positions and thereby expose the Trust to losses.

(33)    Currency and Exchange Rate Risks

Since certain of the Trading Advisors may invest in investments denominated or quoted in currencies other than the U.S. Dollar, changes in currency exchange rates may affect the value of the Trust’s investments and the unrealized appreciation or depreciation of such investments. Among the factors that may affect currency value are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. A Trading Advisor may seek to protect the value of some portion or all of its portfolio holdings in the Trust against currency risks by engaging in hedging transactions, if available, cost-effective and practicable. The Trust may enter into forward contracts on currencies, enter into swaps, purchase put and call options on currencies, or engage in any combination of the foregoing. There is no certainty that such strategies will be effective. Moreover, there is no certainty that instruments suitable for hedging currency shifts will be available at the time when the Trust wishes to use them or that, even if available, the Trust will elect to utilize a hedging strategy.

Since OTC instruments are not guaranteed by an exchange or clearing house, a default on such an instrument would deprive a Trading Advisor of unrealized profits or force a Trading Advisor to cover its commitments for purchase or resale, if any, at the current market price. Lastly, the Trust is not responsible for the effects that fluctuations in the value of currencies other than the dollar may have on subscription amounts to the Trust or redemption proceeds paid to a Unitholder that has requested the redemption of part or all of his, her or its Unit in the Trust.

(34)    Valuation of Investments

While pricing information is generally available for investments in which the Trust may invest, there is currently no centralized source for pricing information for certain non-exchanged-traded investments and reliable pricing information may not be available from any source at times. Prices quoted by different sources are subject to material variation. For purposes of calculating the Trust’s net capital appreciation and net capital depreciation and valuing investments, valuations of investments for which pricing information cannot be obtained will be made by the Trust’s administrator based upon such information as is available, including the advice of a Trading Advisor.

(35)    Strategy-Specific Risks

One or more of the Trading Advisors may from time to time cause the Trust to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to the Trust than if the Trust’s assets had been spread among a wider number of instruments. Strategy risk may arise in the event of the failure or deterioration of an entire strategy such that one or more Trading Advisors employing that strategy suffer significant losses. Losses may arise if Trading Advisors are unable to hedge such risks or respond to market conditions in a timely manner.

(36)    Trading Facilities and Electronic Trading

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

Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If a Trading Advisor undertakes transactions on an electronic trading system on behalf of the Trust, the Trust will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Trading Advisor’s order is either not executed according to its instructions or it is not executed at all.

(37)	Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Trading Advisors may, from time to time, take opposite positions, eliminating any possibility that a Unitholder may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Units, which may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. The Trust’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

(38)    Deleveraging of the Financial Markets

One of the primary consequences of the market disruptions of 2008 and 2009 has been the forced deleveraging of numerous financial instruments, including private investment funds, in a process which is ongoing. Not only are substantial losses being incurred in the deleveraging process, but also the available opportunities in the markets in which Trading Advisors trade may be reduced on a long-term basis as a result.

(39)    Assets Held in Accounts At U.S. Banks May Not be Fully Insured

The assets of the Trust that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trust, or the Unitholder would be able to reclaim cash in the deposit accounts above $250,000.

(40)    Repurchase and Reverse Repurchase Agreements

The Trading Advisors may engage in repurchase and reverse repurchase agreements. In the case of default by the transferee of a security in a reverse repurchase agreement, the transferor runs the risk that the transferee may not deliver the security when required. In the event of the bankruptcy or other default of a transferor of a security in a repurchase agreement, the transferee could experience both delays in liquidating the underlying security and losses, including: (a) a possible decline in the value of the collateral during the period while the transferee seeks to enforce its rights thereto; (b) possible subnormal levels of income and lack of access to income during this period; and (c) expenses of enforcing its rights.

Risks Related to the Managing Owner and the Trading Advisors

(41)    Managing Owner

The Managing Owner has complete discretion in allocating the Trust’s assets to Trading Advisors. The Trust’s success depends on the Managing Owner’s ability and the ability of its principals, specifically Messrs. Goodman and Shewer, to select Trading Advisors and allocate assets. If the Trust lost the services of the Managing Owner or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Units in the Trust.

In addition, the Managing Owner and its principals and employees will devote such time as they deem necessary for the efficient investment activities of the Trust. However, the Managing Owner and its principals and employees will be involved, from time to time, with other investment management activities and will not devote all of their time specifically to the Trust’s business.

(42)    Reliance on the Trading Advisors

To the exclusion of the Unitholders and the Managing Owner, each Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the assets allocated to it by the Trust. The Managing Owner has no control over the specific trades the Trading Advisors may make, leverage used, risks or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. Therefore, as an investor in the Trust, Unitholders will be relying almost exclusively on the judgment and ability of the Trading Advisors to invest the Trust’s assets.

(43)    Limited Knowledge about Trading Advisors

Although the Managing Owner will investigate, or causes the investigation of, the Trading Advisors with which the Trust will invest, in general, due to the confidential and/or proprietary nature of most of the information, the Managing Owner is relying on each Trading Advisor for the accuracy thereof. Accordingly, neither the Trust nor the Managing Owner can make any representation regarding the completeness, accuracy or adequacy of such information. Additionally, because of the proprietary nature of each Trading Advisor’s trading program, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

(44)    Trading Advisors’ Businesses Dependent on Key Individuals

Trading decisions made by each Trading Advisor may be based on the judgment of one or a limited number of key individuals (each, a “Key Man”). If any Key Man were to die or become incapacitated or otherwise terminate his relationship with a Trading Advisor, such event could have a material adverse effect on the Trust and its performance.

(45)    New Trading Advisors

The Managing Owner may terminate, substitute or retain Trading Advisors on behalf of the Trust in its sole discretion. The addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated and new Trading Advisors transition over, which may have an adverse effect on the Net Asset Value of the Trust. The Managing Owner will actively manage the Trust’s investment portfolio, which may result in frequently changing either the composition of the portfolio or the allocation of the Trust’s assets among the Trading Advisors comprising the Trust’s investments. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Managing Owner may elect to replace a Trading Advisor that has a “loss carryforward.” In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of the Trust allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage the assets on terms as favorable to the Trust as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement Trading Advisor may not be available. There is severe competition for the services of qualified Trading Advisors, and the Managing Owner may not be able to retain replacement or additional Trading Advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

(46)    Trading Advisor Restrictions

There are a number of Trading Advisors whose services are not generally available to the investing public. These Trading Advisors generally place stringent restrictions on the number of persons whose money they will manage. As a result, certain Trading Advisors to which the Managing Owner would like to allocate Trust assets may limit, or not be able to accept any, allocation of Trust assets. This could adversely affect the Trust’s investment strategy and, consequently, its returns.

Moreover, there may be times when the Trust will allocate assets with respect to a particular Trading Advisor in a different manner than another fund or account managed by the Managing Owner or its affiliates. For instance, to satisfy redemption requests, the Managing Owner may withdraw Trust assets from one Trading Advisor while a fund operated by an affiliate of the Managing Owner may be allocating additional assets to that same Trading Advisor. Consequently, the Trust could incur losses or lose out on certain gains from which other affiliated funds or accounts may benefit.

In addition, Trading Advisors may have restrictions in their governing documents (e.g., articles of association or partnership agreements) that limit the Trust’s ability to withdraw funds from or invest with the relevant Trading Advisor, other than at specified times such as the end of the year. The Managing Owner’s ability to withdraw funds from or invest funds with a particular Trading Advisor with such restrictions will be limited and such restrictions will limit the Managing Owner’s flexibility to reallocate such assets among Trading Advisors.

(47)    Trust Trading is Not Transparent

The trading decisions in respect of the Trust are made by one or more Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Unitholders and the Trust’s trading results are reported to the Unitholders monthly. Accordingly, an investment in the Trust does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Unitholders.

(48)    Incentive Fee Agreements with Trading Advisors

The Managing Owner pays each Trading Advisor incentive fees based on the trading profits earned by it for the assets of the Trust that such Trading Advisor manages, including unrealized appreciation on open positions. Accordingly, it is possible that the Managing Owner will pay an incentive fee on trading profits that do not become realized. Also, because the Trading Advisors are compensated based on the trading profits earned, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if the Trust’s assets were managed by a Trading Advisor that did not receive performance-based compensation. Also, such incentive or performance based payments may be paid to Trading Advisors who show net profits, even though the Trust, as a whole, incurs a net loss.

(49)    Possible Adverse Effects of Increasing the Assets Managed by the Trading Advisors

We believe that none of the Trading Advisors intend to limit the amount of additional equity that they may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for the Trust cannot manage any additional allocation from the Trust, the Managing Owner may add additional Trading Advisors for the Trust who may have less experience or less favorable performance than the existing Trading Advisors.

(50)	Each Trading Advisor Advises Other Clients and may Achieve More Favorable Results for its Other Accounts

Each of the Trading Advisors currently manages other trading accounts, and each will remain free to manage additional accounts, including its own accounts, in the future. A Trading Advisor may vary the trading strategies applicable to the Trust from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the Trust. Consequently, the results any Trading Advisor achieves for the Trust may not be similar to those achieved for other accounts managed by the Trading Advisor or its affiliates at the same time. Moreover, it is possible that those other accounts managed by the Trading Advisor or its affiliates may compete with the Trust for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than the Trust.

A Trading Advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from managing the account of the Trust. Because records with respect to other accounts are not accessible to Unitholders, Unitholders will not be able to determine if any Trading Advisor is favoring other accounts.

(51)    Risks of Investing in CTA Funds

The Trust and CTA Choice, as independent legal entities, are subject to lawsuits or proceedings by government entities or private parties. Expenses or liabilities of the Trust or CTA Fund arising from any such suit would be borne by the Trust or such CTA Fund. The operating agreement of CTA Choice, the advisory agreements with the Trading Advisors, and the various service provider agreements provide for indemnification of ClariTy, the Trading Advisors, and the service providers out of the assets of the applicable CTA Fund. In the event that any indemnification is provided pursuant to any of these agreements, the assets of the relevant CTA Fund could be reduced or depleted and, consequently, investors in the CTA Fund (such as the Trust) could be adversely affected. Although the Managing Owner attempts to monitor the performance of each CTA Fund, the Trust must ultimately rely on (a) the Trading Advisor to operate in accordance with the investment strategy or the guidelines laid out in the CTA Fund documents; and (b) the accuracy of the information provided to the Trust by the CTA Fund. If the Trading Advisor to a CTA Fund does not operate in accordance with the investment strategy or guidelines specified for such CTA Fund, or if the information furnished by a CTA Fund is not accurate, the Trust might sustain losses with respect to its investment with such CTA Fund despite the Managing Owner’s attempts to monitor CTA Fund.

(52)    Multiple Series

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

(53)    No Control over CTA Funds

The Managing Owner will have no control over the investments made by a CTA Fund and the investments they trade (including determining the creditworthiness of counterparties with which, and the exchanges on which, such CTA Fund trades) or the leverage utilized or the risks assumed by such CTA Fund. In addition, a CTA Fund may impose certain limitations on the Trust’s ability to redeem its investment with such CTA Fund. This in turn may adversely affect the ability of the Trust to pay redemptions, and may require the Trust to temporarily suspend redemptions. Additionally, the Trading Advisor for each CTA Fund will make the commodity trading decisions for that CTA Fund. Therefore, the success of each CTA Fund largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any CTA Fund may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable CTA Fund may incur losses.

It may be difficult, if not impossible, for the Managing Owner to protect the Trust from the risk of a Trading Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Owner will have no control over the counterparties with which a CTA Fund effects transactions.

(54)    Lack of Liquidity of CTA Fund Assets

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

Risks Related to the Registrant’s Structure

(55)    Limited Liquidity and Transferability of Units

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

(56)    Limited Ability to Liquidate Investments in CTA Funds

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

(57)    Compulsory Redemption

The Managing Owner, in its sole discretion, upon 48 hours’ prior written notice to a Unitholder, may compel redemption of any or all of a Unitholder’s Units for any reason.

(58)    Determination of Net Profit and Loss

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

(59)    Adjustments

The Trust will permit redemptions to be made and subscriptions to be accepted at times other than at the end of a Fiscal Year. At any such time, an interim closing effectively will occur on the basis of unaudited financial statements. Because there may be a greater risk of error when unaudited financial statements are used, Unitholders may be adversely affected by errors, if any, in such unaudited financial statements. The Managing Owner is authorized to make an adjustment in the determination of net profit or net loss if the Managing Owner, in good faith, considers such adjustment to be necessary and equitable to correct material errors in unaudited financial information. However, the Managing Owner may not be aware of an error before a Unitholder redeems its Unit, and there may be other limitations on the Managing Owner’s ability to make any adjustment.

(60)    Reserve for Contingent Liabilities

Under certain circumstances, the Trust may find it necessary to set up a reserve for contingent liabilities. If that occurs, this may be taken into account in the calculation of Net Asset Value, and the Trust may withhold a certain portion of your redemption amount. Similar provisions may be contained in the governing instruments for Trading Advisors. This could occur, for example, (i) if some of the positions of the Trust were illiquid, (ii) if there are any assets which cannot be properly valued on the redemption date, or (iii) if there is any pending transaction or claim by or against the Trust or the Trading Advisor involving or which may affect your book capital account or your obligations.

(61)    Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisors, various brokers and selling agents. The Managing Owner, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, Unitholders will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.

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

(62)    Cross Class Liabilities

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

(63)    Substantial Redemptions

In the event that there are substantial redemptions from the Trust, it may be more difficult for the Trust to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Owner might be required to cause the Trading Advisors to liquidate positions more rapidly than otherwise desirable. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

(64)    Possibility of Termination of the Trust Before Expiration of its Stated Term

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

(65)    Need for Risk Controls and Compliance Procedures

Events during the past years, including bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that the Trust’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(66)    No Representation or Other Independent Experts

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust and this offering. The Trust’s legal counsel does not represent prospective investors in connection with this offering. Prospective investors are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Units.

Regulatory and Other Risks

(67)    Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Trust

Regulatory changes could adversely affect the Trust by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market and certain foreign exchange transactions. The implementation of the Dodd-Frank Act could adversely affect the Trust by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Trust’s and the Managing Owner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the Managing Owner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the Managing Owner’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

(68)    CFTC Registrations could be Terminated which could Adversely Affect the Trust

If the Commodity Exchange Act registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust.

(69)    Possible Effects of Speculative Position Limits

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The trading instructions of the Trading Advisors may have to be modified, and positions held by the Trust may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Trust by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Trading Advisors trading for the Trust.

(70)    Compliance with ERISA Restrictions

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

(71)    U.S. Regulation

The offering of Units has not been registered under the Securities Act or the laws of any applicable jurisdiction. The Trust is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, Unitholders will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company). The Managing Owner is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended.

(72)    Unitholders Taxed Currently

If the Registrant has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Registrant. The Managing Member presently does not intend to make any distributions from the Registrant. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Registrant’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Registrant may have capital losses from trading activities that cannot be deducted against the Registrant’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Registrant generates a net loss.

(73)    Limitation on Deductibility of “Investment Advisory Expenses”

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Registrant expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Registrant.

(74)    Taxation of Interest Income Irrespective of Trading Losses

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

(75)    Possibility of a Tax Audit of Both the Trust and the Unitholders

The tax returns of the Trust may be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

(76)    Short-Term Capital Gain

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 35%.

(77)    Tax Laws Are Subject to Change at Any Time

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN INDEPENDENT TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE Registrant; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THE OFFERING. PROSPECTIVE INVESTORS MUST READ THE ENTIRE Confidential Private Placement MEMORANDUM INCLUDING ALL APPENDICES THERETO AND MUST CONSULT THEIR OWN PROFESSIONAL ADVISORS BEFORE DECIDING TO INVEST IN UNITS.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided GlobeOp Financial Services LLC, the Registrant’s administrator, which is located at 1 South Road, Harrison, NY, USA, 10528. In addition, the administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.      LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

ITEM 4.      MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from Note 1 of the Registrant’s 2013 Annual Report to this section, which is filed as an exhibit hereto.

There is no established public trading market for Units of the Trust, and a significant secondary market for the additional contributions raised through the continuous offering of units (“Limited Units”) has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Units to the different Classes. However, Limited Units may be redeemed on a monthly basis. Redemptions are calculated based on the Registrant’s then current Net Asset Value per Unit as of the close of business on the last business day of the month in which the redemption request is affected.

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2013.

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

Effective October 31, 2011, the Managing Owner redeemed all of its Units in the Registrant. As of March 1, 2014, there were 645 holders of record owning 322,826.7651 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2011 through December 31, 2013.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant for the years ended December 31, 2009 to December 31, 2013. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 22 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2013	2012	2011	2010	2009

Total revenues (including interest)	$(5,510,870)	$(8,226,319)	$(3,326,340)	$16,276,475	$15,624,205

Net income (loss)	$(8,917,010)	$(13,597,228)	$(12,915,149)	$4,609,288	$4,392,395

Net income (loss) per weighted average
Unit – Class I	$(11.94)	$(12.75)	$(10.97)	$3.83	$4.11

Net income (loss) per weighted average
Unit – Class II	$(11.26)	$(11.43)	$(9.06)	$6.77	$6.34

Total assets	$56,513,743	$101,866,319	$146,609,262	$154,366,907	$131,456,001

Net Asset Value per
Unit – Class I	$93.80	$104.44	$117.27	$127.97	$124.69

Net Asset Value per
Unit – Class II	$106.03	$115.74	$127.60	$136.55	$130.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of the Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of trading profits (losses) in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2013, $36,141,750 or 74.69% were classified as Level 1 and $12,249,728 or 25.31% as Level 2. Of the Registrant’s investments at December 31, 2012, $65,965,652 or 73.82% were classified as Level 1 and $23,396,923 or 26.18% as Level 2. There are no Level 3 investments at December 31, 2013 or 2012, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Registrant is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Registrant’s financial statements is anticipated.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2013 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

Year Ended December 31, 2013

Subscriptions of Limited Units and Managing Owner Units for the year ended December 31, 2013 were $1,933,679 and $0, respectively. Redemptions of Limited Units and Managing Owner Units for the year ended December 31, 2013 were $39,732,216 and $0, respectively.

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

Commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investments in CTA Choice to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto for further discussion on the credit and market risks associated with the Registrant’s futures, forward and option contracts held indirectly through its investment in Affiliated Investment Funds.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, 2013

As 2013 fades into the sunset and 2014 dawns on the horizon, several of 2013’s persistent macroeconomic and geopolitical issues have been resolved. Still, many others have yet to be decided, and there is little consensus what 2014 will bring.

Developed market equities dominated the investment landscape in 2013. Accommodative monetary policy by U.S., European and Japanese central banks, signs of improving global growth, and a revival in consumer sentiment provided the backdrop for strength in equities.

There were periodic disruptions in the equity market rallies, mostly caused by the events in the U.S., such as the U.S. Federal Reserve Bank (the “Federal Reserve”) floating a taper test balloon in the second quarter and the shutdown of the U.S. government at the beginning of the fourth quarter, however, equity market volatility, as measured by the VIX, remained contained in a tight range for most of the year.

Equities finished the year on a strong note after the Federal Reserve fired its first tapering bullet in December with the announcement of a $10B cut in the monthly bond purchase program due to an improved job market outlook. The U.S. jobless rate had fallen to 7% in November, a five-year low, as employers added a greater-than-forecast 203,000 workers to payrolls. In addition to the reduction in bond purchases, the taper statement provided forward guidance with respect to the level of interest rates, and decoupled the target for raising rates from the 6.5% unemployment rate.

The European debt crisis took a back seat in 2013, as the eurozone emerged from recession early in the year. Growth is still anemic and the crisis may not be completely resolved, but the euro was one of the globe’s strongest currencies in 2013.

After years of dormancy, Japan awoke in 2013. Abenomics had a significant impact on the Japanese yen and on the Nikkei in 2013, however, as the year came to an end, its impact on Japanese GDP and inflation has yet to be fully clarified.

Emerging market growth has been slowing for several years. This slowdown in emerging markets was a drag on the global economy in 2013, with commodities bearing the brunt of the slowdown. China, the dominant emerging market player, saw first half 2013 GDP of 7.6% and Q3 2013 GDP of 7.8% year-over-year. Though in line with government targets, overall Chinese growth has been trending lower.

Currencies: Owing to the aggressive fiscal and monetary policies of the Japanese government and the Bank of Japan, the Japanese yen depreciated 21% versus the U.S. dollar in 2013, closing the year at 105.31 versus 86.75 in 2012. It suffered a similar fate versus the euro. The U.S. dollar also appreciated versus many of the commodity currencies, including the Australian dollar, the Canadian dollar, the Norwegian krone and the South African rand. However, the euro, the British pound and the Swiss franc outperformed the U.S. dollar in 2013.

Energies: The energy complex increased, or decreased only modestly, in 2013. Despite a reasonable amount of intra-year volatility, natural gas rose 26% to end the year at 4.23. WTI Crude rose a much more modest 7% in 2013, with most of the gains coming towards the end of the year on signs of U.S. economic strength. Brent crude closed the year down less than 30bp.

Indices: With interest rates in developed markets remaining low, developed market stocks rallied strongly in 2013. In the U.S., the DJIA was up 26.5% to close at a record 16,576.66 and the S&P 500 rallied 29.6% to close at a record 1848.36. Only the Nikkei had a stronger year, gaining 56.72%. In Europe, the Eurostoxx Index rose 17.95%, the U.K.’s FTSE 100 rose 14.43% and Germany’s DAX rose 25.48%. The BRIC emerging market countries had less success, with Brazil falling -15.5%, Russia falling -5.52%, India increasing 8.98% and China falling -6.75%.

Metals: After 12 years of gains, gold fell almost 30% to end the year at 1201.64. With inflation at bay and global economic recovery afoot, investors exited safe havens in favor of higher returns in equities. Silver too plunged in 2013, falling almost 36% to 19.47 at year-end. With copper stocks high, due in large part to lower demand from emerging markets such as China, copper fell just over 7% in 2013.

Agriculturals: In 2013, favorable weather conditions led to stronger than expected crop yields across the major grain-growing regions of the world. As a result, corn and wheat prices fell approximately 40% and 22% respectively in 2013. Similarly favorable weather conditions in sugar-growing regions led to an abundant sugar harvest and a fall in sugar prices of almost 16%. Growing demand from emerging markets, and poor weather conditions in major cocoa producing regions of the world, pushed cocoa prices up over 20%.

Year Ended December 31, 2012

Like 2011, the year 2012 was a tumultuous year for the economy and the financial markets, with major policy decisions in Europe and in the U.S. determining the course of the markets. The major difference between 2011 and 2012 was that the policymakers finally managed to quell the fear of tail risks and, consequently, the year turned out to be a robust one for risk assets. By far the single most consequential event during the year was European Central Bank (“ECB”) chief Draghi’s commitment to do “whatever it takes” which put a lid on sovereign risks in the Eurozone. Together with the long-term refinance operations (“LTRO”), Draghi’s commitment drastically lowered systemic risk and paved the way for both the euro’s resurgence and the global rally in risk assets. Following on the heels of the ECB’s move, it was the Federal Reserve’s turn to deliver. And the Federal Reserve delivered much more than the markets expected. The much anticipated QE3 turned out to be QE unlimited. In contrast to the previous rounds of QE, which were limited in scope and size, the current round of QE is indefinite and predicated on the economy reaching unemployment targets. Not to be left behind, the newly elected Japanese government also jumped onto the bandwagon by promising higher inflation targets and fiscal stimulus. With the Chinese government easing credit policy, and a slew of central banks cutting rates, all in all, policymakers around the world turned on the stimulus spigots. Not surprisingly, risk assets soared. As if there were not enough interesting events, the year also witnessed one of the worst and costliest U.S. droughts.

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

The longest secular trend—the decline in U.S. interest rates—continued in 2012. Despite the ebbing of global risk aversion, U.S. Treasuries ended the year with another gain, albeit a modest one. At one point in the year, Treasuries yields hit new record lows, before backing up in the second half as euro crisis fears faded. Yields fell across the curve. The yield on the 10-year note fell below 1.40% in July before ending the year 1.78%, an 11 basis points drop from the year earlier. The 10-year returned 2.75% for year and the 30-year, 1.30%. Two-year and five-year notes posted returns of 0.28% and 1.29%, respectively. The Federal Reserve kept rates unchanged, announced a new open-ended QE program, and made a qualified commitment to keep rates low until 2015. The ECB cut rates to 75 basis points, a new low. Across the world, central banks were either easing, or moving toward easing, as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2012, rallied strongly by mid-year, but lost ground in the second half as the European crisis ebbed. The Dollar Index ended the year up with a slight decline of 0.5%. The euro posted a gain of 1.64%, while the British pound strengthened 4.67%. However, the big story of the year was the Japanese yen, which plunged 12.55% against the greenback. Aggressive pro-inflation rhetoric by the new government, the threat to curb central bank independence, the growing public debt, and the worsening trade balance all added to the yen’s decline. The Australian dollar ended the year with a gain of 1.39% against the greenback, while the Canadian dollar registered a 2.1% rise.

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

Year Ended December 31, 2011

2011 was a tumultuous year for the economy and the financial markets. While it began on an optimistic note, by mid-year global economic conditions had started to show rapid deceleration. More importantly, the sovereign debt crisis in Europe took a turn for the worse and more euro area countries and banks came under siege from the financial markets. Meanwhile, U.S. policymakers wrangled over increasing the debt ceiling and the resulting brinkmanship took its toll on business and consumer confidence. While the U.S. debt ceiling was raised, the European drama continued until late in the year. Amid escalating crisis, European policymakers took a number of steps that failed to address market concerns. Ultimately, the ECB decided to offer banks 3-year refinancing under its LTRO and vastly broadened the list of eligible collateral. The ECB’s provision of unlimited lending calmed the markets and averted a 2008-style meltdown. Nonetheless, the European economy appeared to be headed for a recession. In contrast, the U.S. economy ended the final months of the year on a strong note amid growing optimism that the U.S. would be able to withstand the problems emanating from Europe. The Federal Reserve did not embark on another round of quantitative easing, but undertook the so-called “operation twist,” whereby it bought longer-term Treasury securities and sold shorter-term paper. The ECB actually raised rates twice in the first half but was forced to reverse course in the second half. Moreover, there was a massive expansion in the ECB’s balance sheet following the LTRO. The Bank of England held rates steady but increased its asset purchase program.

While a double-dip recession was avoided, U.S. economic performance was mixed. GDP growth averaged a modest 1.2% through the first three quarters of 2011. Corporate profit growth slowed. However, employment growth accelerated, with payrolls growing by 1.6 million during the year. Retail sales were solid, and motor vehicle sales reached 12.8 million. Although home prices continued to decline, housing construction and employment in construction showed clear signs of stabilizing.

U.S. Treasuries were among the best performing asset classes in 2011, ending the year with the best gain since 2008. Yields fell across the curve, with rates along the curve up to 10 years falling to modern day record lows. The yield on the 10-year note fell below 2% and briefly touched below 1.7%, as the European crisis triggered a flight-to-safety and briefly threatened to sully even the safe-haven status of German bunds. The 10-year returned 16.1% for year and the 30-year, 34.5%. Two-year and five-year notes posted returns of 1.2% and 7.4%, respectively. The Federal Reserve kept rates unchanged throughout the year and also made a qualified commitment to keep rates low until mid-2013. As in 2008, the ECB raised rates, only to be forced to reverse course in short order. Across the developed world, central banks were either easing or moving toward easing as economic conditions weakened.

Currencies: The Dollar Index started off weak in 2011 but rallied strongly in the second half as the European crisis intensified. The U.S. economic outperformance also boosted the dollar. The Dollar Index ended the year up 0.8%. The greenback posted against most major currencies, the yen being the notable exception. The U.S. dollar gained 3.1% against the euro, and rose 0.4% versus the British pound but declined 5.1% against the Japanese yen. The Australian dollar ended the year flat against the greenback while the Canadian dollar registered a 2.2% decline.

Energies: Crude oil had a see-saw year, rallying to end the year up 2.5%. U.S. and OECD demand fell but emerging market demand continued to grow. Tensions in the Middle-East—Arab Spring earlier in the year and Iran tensions later in the year—helped keep fears of supply disruption at elevated levels. Reformulated gasoline outperformed crude, rising 9.3%, as strong exports helped offset falling domestic US demand. Heating oil posted a solid gain of approximately 4.2%. Natural gas declined for the fourth consecutive year, falling 19.5%.

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

Sector Performance

Due to the nature of the Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated as of December 31, 2013, 2012 and 2011, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013

As of December 31, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	13.43%
Energies	3.91%
Grains	45.17%
Indices	10.86%
Interest Rates	19.54%
Meats	1.49%
Metals	4.41%
Tropicals	1.19%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for year ended December 31, 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the British pound and the Japanese yen. The majority of its losses were incurred in the Canadian dollar and euro.

Energies: (-) The Registrant experienced a majority of its gains in gasoline. The majority of its losses were incurred in crude oil and heating oil.

Grains: (+) The Registrant experienced a majority of its gains in corn and wheat. The majority of its losses were incurred in soybeans.

Indices: (+) The Registrant experienced a majority of its gains in U.S. and Pacific Rim stock indices. No losses were incurred as a result of stock indices.

Interest Rates: (-) The Registrant experienced no gains. The majority of its losses were incurred in euro and Pacific Rim rates.

Meats: (-) The Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Metals: (-) The Registrant experienced a majority of its gains in gold and silver. The majority of its losses were incurred in aluminum and palladium.

Softs: (-) The Registrant experienced no gains. The majority of its losses were incurred in coffee and sugar.

Year Ended December 31, 2012

As of December 31, 2012, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	32.75%
Energies	12.15%
Grains	11.83%
Indices	16.84%
Interest Rates	19.38%
Meats	0.10%
Metals	4.80%
Tropicals	2.15%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for year ended December 31, 2012 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the euro and the Swiss franc. The majority of its losses were incurred in the Japanese yen, British pound, and Canadian dollar.

Energies: (-) The Registrant experienced a majority of its gains in Brent crude. The majority of its losses were incurred in gasoline.

Grains: (+) The Registrant experienced a majority of its gains in corn and soybean meal. The majority of its losses were incurred in soybeans.

Indices: (-) The Registrant experienced a majority of its gains in U.S. stock indices. The majority of its losses were incurred in Pacific Rim indices.

Interest Rates: (+) The Registrant experienced a majority of its gains in European rates. The majority of its losses were incurred in Pacific Rim rates.

Meats: (-) The Registrant experienced no gains. The majority of its losses were incurred in live cattle.

Metals: (-) The Registrant experienced a majority of its gains in platinum. The majority of its losses were incurred in copper, silver, and gold.

Softs: (-) The Registrant experienced a majority of its gains in lumber. The majority of its losses were incurred in sugar and cocoa.

Year Ended December 31, 2011

As of December 31, 2011, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	37.90%
Energies	17.89%
Grains	4.06%
Indices	10.23%
Interest Rates	19.28%
Meats	1.58%
Metals	7.00%
Tropicals	2.06%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded for year ended December 31, 2011 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the euro. The majority of losses were experienced in the British pound, Canadian dollar, and Aussie dollar.

Energies: (-) The Registrant experienced gains in natural gas. The majority of losses were experienced in crude oil, heating oil, and brent crude.

Grains: (-) The Registrant experienced gains in mill wheat and bean oil. The majority of losses were experienced in corn, soybeans, and wheat.

Indices: (-) The Registrant experienced a majority of its gains in the S&P 500 Mini Index. Losses were incurred in the Hang Seng, Taiwan Index, and Nikkei.

Interest Rates: (+) The Registrant experienced a majority of its gains in U.S. treasury notes, the London gilt, and German bobl. The majority of losses were experienced in Japanese government bonds and the Eurodollar.

Meats: (-) The Registrant experienced losses in live hogs and live cattle.

Metals: (-) The Registrant experienced gains in aluminum and three-month copper futures. Losses were incurred in copper and gold.

Softs: (+) The Registrant experienced gains in cocoa, rubber, and sugar. Losses were incurred in coffee.

Results of Operations

Year Ended December 31, 2013

The Net Asset Value per Unit of Class I as of December 31, 2013 was $93.80, a decrease of $10.64 from the December 31, 2012 Net Asset Value of $104.44.

The Net Asset Value per Unit of Class II as of December 31, 2013 was $106.03, a decrease of $9.71 from the December 31, 2012 Net Asset Value of $115.74.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2013, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2013. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2013, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2013
Beginning UNAV	$104.44	Beginning UNAV	$115.74
BEAM	$(1.08)	BEAM	$(1.20)	0.00%
EGLG	$(4.30)	EGLG	$(4.76)	20.44%
ELL	$0.24	ELL	$0.27	19.80%
GLAGS	$2.23	GLAGS	$2.47	19.94%
HKSB	$(1.92)	HKSB	$(2.13)	0.00%
ORT	$(1.60)	ORT	$(1.78)	0.00%
RDOK	$0.92	RDOK	$1.01	19.99%
SAXN	$(0.71)	SAXN	$(0.79)	19.83%
Net Expenses	$(4.42)	Net Expenses	$(2.80)
ENDING UNAV	$93.80	ENDING UNAV	$106.03	100.00%

The Registrant’s average net asset level for the year ended December 31, 2013 was approximately $74,402,510, a decrease of approximately $48,151,000 as compared to the year ended December 31, 2012, primarily due to the effect of redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2013 was (10.19)% and (8.39)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the year ended December 31, 2013 was approximately $(559,000).

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2013 was approximately $(5,540,000).

Dividend income for the year ended December 31, 2013 was approximately $585,000, a decrease of approximately $621,000, as compared to the year ended December 31, 2012. For a further discussion of these investments, see Note 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013, were approximately $623,000, an increase of approximately $118,000 as compared to the year ended December 31, 2012.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 were approximately $949,000, a decrease of approximately $360,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the year ended December 31, 2013 were approximately $377,000, a decrease of approximately $235,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013, were approximately $520,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 was approximately $191,000, a decrease of approximately $121,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, See Note 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Service fees for the year ended December 31, 2013 were approximately $1,358,000, a decrease of approximately $634,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the year ended December 31, 2013 were approximately $766,000, a decrease of approximately $482,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2013 was approximately $142,000, a decrease of approximately $482,000 as compared to the year ended December 31, 2012. For a further discussion of this fee, See Note 4 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Operating expenses were approximately $551,000 for the year ended December 31, 2013. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $212,000 for the year ended December 31, 2013.

Year Ended December 31, 2012

The Net Asset Value per Unit of Class I as of December 31, 2012 was $104.44, a decrease of $12.83 from the December 31, 2011 Net Asset Value of $117.27.

The Net Asset Value per Unit of Class II as of December 31, 2012 was $115.74, a decrease of $11.86 from the December 31, 2011 Net Asset Value of $127.60.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2012, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2012. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2012, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2012
Beginning UNAV	$117.27	Beginning UNAV	$127.60
CTA BEAM	$(1.42)	CTA BEAM	$(1.55)	14.46%
CTA BLKW	$(2.41)	CTA BLKW	$(2.62)	0.00%
CTA CRABL-PV	$(1.27)	CTA CRABL-PV	$(1.38)	0.00%
CTA EAGL	$(0.62)	CTA EAGL	$(0.67)	0.00%
CTA EGLG	$1.94	CTA EGLG	$2.11	14.33%
CTA KRM	$(0.69)	CTA KRM	$(0.75)	0.00%
CTA ORT	$(3.03)	CTA ORT	$(3.30)	14.09%
CTA SAXN	$(0.96)	CTA SAXN	$(1.04)	14.32%
CTA GLAGS	$(0.26)	CTA GLAGS	$(0.29)	14.28%
CTA HKSB	$(0.14)	CTA HKSB	$(0.16)	14.37%
CTA RDOK	$(0.04)	CTA RDOK	$(0.05)	14.15%
Net Expenses	$(3.93)	Net Expenses	$(2.16)
ENDING UNAV	$104.44	ENDING UNAV	$115.74	100.00%

The Registrant’s average net asset level for the year ended December 31, 2012 was approximately $122,554,303, a decrease of approximately $27,132,697 as compared to the year ended December 31, 2011, primarily due to the effect of redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2012 was (10.94)% and (9.29)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2012 was approximately $390,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2012 was approximately $(9,832,000).

Dividend income for the year ended December 31, 2012 was approximately $1,206,000, a decrease of approximately $274,000, as compared to the year ended December 31, 2011. For a further discussion of these investments, see Note 7 of the Registrant’s 2012 Annual Report.

Brokerage commissions and other transaction fees, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012, were approximately $505,000, an increase of approximately $105,000 as compared to the year ended December 31, 2011.

Management fees to the Trading Advisors, which are now paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $1,309,000, an increase of approximately $11,000 as compared to the year ended December 31, 2011.

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

Administrative services fees, which are now paid indirectly to ClariTy through the Affiliated Investment Funds and are reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $312,000, a decrease of approximately $69,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, See Note 4 of Registrant’s 2012 Annual Report.

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

Managing Owner interest earned on investment funds for the year ended December 31, 2012 was approximately $624,000, an increase of approximately $241,000 as compared to the year ended December 31, 2011. For a further discussion of this fee, see Note 4 of the Registrant’s 2012 Annual Report.

Operating expenses were approximately $609,000 for the year ended December 31, 2012. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

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

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2011 as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2011. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2011, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2011
Beginning UNAV	$127.97	Beginning UNAV	$136.55
CTA GRM	$(3.62)	CTA GRM	$(3.62)	13.74%
Tudor/CTA TDRM	$(0.58)	Tudor/CTA TDRM	$(0.58)	14.60%
KROM/CTA KRM	$(0.45)	KROM/CTA KRM	$(0.45)	14.27%
Eagle/CTA EAGL	$(1.76)	Eagle/CTA EAGL	$(1.76)	14.76%
Ortus	$1.07	Ortus	$1.07	14.79%
PASK	$1.23	PASK	$1.23	14.00%
Crabel/CTA CRABEL	$(2.90)	Crabel/CTA CRABEL	$(2.90)	13.84%
Net Expenses	$(3.69)	Net Expenses	$(1.94)
ENDING UNAV	$117.27	ENDING UNAV	$127.60	100.00%

The Registrant’s average net asset level for the year ended December 31, 2011 was approximately $149,687,000, an increase of approximately $12,449,000 as compared to the year ended December 31, 2010, primarily due to the effect of additional subscriptions.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2011 was (8.36)% and (6.55)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s trading gains before commissions and related fees for the year ended December 31, 2011 were approximately $2,586,000. The Registrant’s loss from its investment in Affiliated Investment Funds were approximately $(7,417,000).

Dividend income for the year ended December 31, 2011 was approximately $1,480,000, an increase of approximately $922,000, as compared to the year ended December 31, 2010, as the Registrant began earning dividend income on the investment of non-margin assets in investment funds starting October 2010. For a further discussion of these investments, see Note 7 of the Registrant’s 2011 Annual Report.

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

Management fees to the Managing Owner for the year ended December 31, 2011 were approximately $761,000, an increase of approximately $68,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset level discussed above.

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

Administrative services fees paid to ClariTy for the year ended December 31, 2011 were approximately $381,000, an increase of approximately $290,000 as compared to the year ended December 31, 2010, as the Registrant began paying a fee to ClariTy in October 2010. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

Service fees for the year ended December 31, 2011 were approximately $2,583,000, an increase of approximately $126,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset level discussed above.

Sales commissions for the year ended December 31, 2011 were approximately $1,522,000, an increase of approximately $135,000 as compared to the year ended December 31, 2010, primarily due to increase in average net asset level discussed above.

Managing Owner interest earned on investment funds for the year ended December 31, 2011 was approximately $383,000, an increase of approximately $340,000 as compared to the year ended December 31, 2010, as the Managing Owner began earning interest on the return of the investment of non-margin assets in October 2010. For a further discussion of this fee, see Note 4 of the Registrant’s 2011 Annual Report.

Operating expenses were approximately $843,000 for the year ended December 31, 2011. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $321,000 for the year ended December 31, 2011.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Unitholders.

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at December 31, 2013 and 2012. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2013 and 2012, the Registrant had total capitalizations of approximately $51 million and $97 million, respectively.

	December 31, 2013		December 31, 2012
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$1,985,413	3.93%	$2,633,706	2.71%
Currencies	1,364,856	2.70%	4,450,179	4.58%
Commodities	5,706,209	11.29%	4,216,435	4.34%
Stock indices	1,102,980	2.18%	2,288,756	2.35%

Total	$10,159,458	20.10%	$13,589,076	13.98%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks any one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Unitholders must be prepared to lose all or substantially all of their investment in the Registrant.

Based on the trading value at risk during the year ended December 31, 2013, the Registrant experienced a net increase of 6.12% in its value at risk of 20.10%, relative to capitalization levels, as compared with the value at risk of 13.98% at December 31, 2012. The value at risk in commodities sector increased the most, followed by an increase in the interest rate sector. The value at risk in currencies sector decreased the most, followed by a decrease in the stock indices sector.

Qualitative Disclosures Regarding Means of Managing Risk Exposures

The means by which the Managing Owner and the Trading Advisors through CTA Choice attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

The Trading Advisors attempt to minimize market risk exposure by applying their own risk management trading policies that include the diversification of trading assets into various market sectors. Additionally, the Managing Owner’s oversight committee is responsible for evaluating and overseeing the Trading Advisors’ trading policies. The oversight committee meets periodically to discuss and analyze issues such as liquidity, position size, capacity, performance cycles, and new product and market strategies.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2013, the Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 58 through 78 of the Registrant’s 2013 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:

Total revenues (losses) (including interest)	$(975,535)	$(4,896,993)	$(1,827,396)	$2,189,054

Total revenues (losses) (including interest) less commissions	$(975,535)	$(4,896,993)	$(1,827,396)	$2,189,054

Net income (loss)	$(2,031,016)	$(5,857,263)	$(2,618,974)	$1,590,243

Net income (loss) per weighted average Interest – Class I	$(2.31)	$(7.26)	$(3.69)	$2.55

Net income (loss) per weighted average Unit – Class II	$(2.05)	$(7.53)	$(3.63)	$3.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:

Total revenues (losses) (including interest)	$(4,455,615)	$(371,992)	$2,609,722	$(6,008,434)

Total revenues (losses) (including interest) less commissions	$(4,455,615)	$(371,992)	$2,609,722	$(6,008,434)

Net income (loss)	$(5,811,140)	$(1,830,339)	$1,175,438	$(7,131,187)

Net income (loss) per weighted average Interest – Class I	$(4.88)	$(1.71)	$1.05	$(7.36)

Net income (loss) per weighted average Unit – Class II	$(4.65)	$(1.15)	$1.85	$(7.47)

Net income (loss) per weighted average Unit as disclosed above for each applicable quarter is calculated as the weighted average number of Units per Class outstanding at quarter end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the quarter, divided by net income (loss) during the quarter for the applicable Class.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2013. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2013, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Owner concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2013.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2013 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2013 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Peter J. Fell has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He has been listed as a principal of the Managing Owner since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. In his capacity of Director of Due Diligence of the Managing Owner, KGIM and ClariTy, he is responsible for identification and initial and ongoing due diligence of underlying trading advisors, including the Trading Advisors. Mr. Fell is a member of the Managing Owner’s Investment Committee.

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

David K. Spohr has been Chief Compliance Officer of the Managing Owner since October 2013, Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006, Vice President and Director of Fund Administration of the Managing Owner from March 2005 to October 2006, and has been listed as a principal of the Managing Owner since May 7, 2007 and registered as an associated person of the Managing Owner since December 21, 2010. He has been Chief Compliance Officer of KGIM LP since October 2013. He has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration of KGIM LLC from March 2005 through October 2006, and has been listed as a principal since May 7, 2007. He has been Chief Compliance Officer of ClariTy since October 2013, Senior Vice President and Director of Fund Administration of ClariTy since its inception in May 2009, and has been listed as a principal since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment accounting and operations, valuation oversight and tax reporting.

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

Mr. Van Eek received a degree in Business Administration and Engineering from Technische Universitat in Germany in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Units (“Ten Percent Owners”) are required to report their initial ownership of Units and any subsequent changes in that ownership to SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, L.P. serves as Managing Owner of the Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not a member of the Managing Owner’s Board of Directors and he is not independent of management.

ITEM 11.	EXECUTIVE COMPENSATION

The Registrant does not itself have any officers, directors or employees. The Registrant pays management fees to the Managing Owner. The managing officers of the Managing Owner are remunerated by the Managing Owner in their respective positions.

The managing officers receive no “other compensation” from the Registrant. There are no compensation plans or arrangements relating to a change in control of either the Registrant or the Managing Owner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2014, Kenmar Preferred owns 0 Managing Owner Units.

As of March 1, 2014, the following person beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	69,675.1320	23.07%

As of March 1, 2014, the following person beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Laurie J. Danforth Living Trust U/A DTD 2/09/04	2,433.2099	11.66%
Michael T. Danforth Living Trust U/A DTD 2/9/2004	2,433.2099	11.66%
Pamela Hamlin Jefferies	2,447.9725	11.73%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments, L.P. serves as the Registrant’s Managing Owner. The Registrant will pay to the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Net Asset Value of the Registrant as of the beginning of each month.

From January 1, 2011 to December 31, 2011, the Registrant paid a monthly administrative services fee in the amount of 1/12 of 0.25% of the Registrant’s beginning net asset value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, the Registrant pays this fee indirectly to ClariTy through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets.

The Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting and administrative, and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2013, 2012 and 2011, the Registrant reimbursed the Managing Owner $198,657, $216,180 and $207,156 respectively, for services provided by the Managing Owner’s personnel on behalf of the Registrant.

Director Independence

David K. Spohr is Kenmar Preferred’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the audit committee financial expert for the Registrant. Mr. Spohr is not a member of Kenmar Preferred’s Board of Directors and he is not independent of management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $159,000 and $169,000 for 2013 and 2012, respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled approximately $0 and $0 for 2013 and 2012, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $21,000 and $21,000 for 2013 and 2012, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2013 and 2012 totaled $0.

PART IV

			Annual Report Page Number

ITEM 15.		EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2013 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm –
		EisnerAmper LLP	57

		Financial Statements:

		Statements of Financial Condition –
		December 31, 2013 and 2012	58

		Condensed Schedules of Investments –
		December 31, 2013 and 2012	59

		Statements of Operations –
		For the years ended December 31, 2013, 2012 and 2011	60

		Statements of Changes in Unitholders’ Capital
		For the years ended December 31, 2013, 2012 and 2011	61

		Notes to Financial Statements	62 - 78

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit Number	Description of Document
3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated March 31, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription Instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.5	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.6	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.7	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.8	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.10	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference from Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended June 30, 2011)

10.11	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference from Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended June 30, 2011)

14.1	Kenmar Preferred Investments, L.P. Code of Professional Conduct (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of January 2014 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

December 31, 2013

WORLD MONITOR TRUST III – SERIES J

56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (“Series J”) as of December 31, 2013 and 2012, and the related statements of operations and changes in members’ capital (net asset value) for each of the years in the three-year period ended December 31, 2013. The financial statements are the responsibility of Series J’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2013 and 2012, and the results of its operations for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 18, 2014

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents (see Note 2)	$8,122,265	$12,503,744
Investment in securities, at fair value (cost $36,419,914 and $65,748,258 at December 31, 2013 and 2012, respectively)	36,141,750	65,965,652
Investment in Affiliated Investment Funds, at fair value (cost $11,482,083 and $24,602,466 at December 31, 2013 and 2012, respectively) (see Note 7)	12,249,728	23,396,923
Total assets	$56,513,743	$101,866,319

LIABILITIES
Accrued expenses payable	$177,954	$171,152
Interest payable to Managing Owner	0	1,350
Offering costs payable	12,419	4,868
Service fees payable (see Note 5)	86,619	157,628
Redemptions payable	5,716,893	4,295,916
Total liabilities	5,993,885	4,630,914

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 489,671.166 and 823,996.897 Units outstanding at December 31, 2013 and 2012, respectively	45,929,534	86,058,399
Class II Units:
Unitholders’ Units – 43,291.800 and 96,573.216 Units outstanding at December 31, 2013 and 2012, respectively	4,590,324	11,177,006
Total Unitholders’ capital (Net Asset Value)	50,519,858	97,235,405
Total liabilities and Unitholders’ capital	$56,513,743	$101,866,319

NET ASSET VALUE PER UNIT
Class I	$93.80	$104.44
Class II	$106.03	$115.74

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2013 and 2012

	2013		2012

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 1,107,398.277 and 2,031,476.940 at December 31, 2013 and 2012, respectively)	23.87%	$12,059,567	22.96%	$22,325,932
Fidelity Instl Shrt-Interm Govt (shares 1,202,857.728 and 2,208,234.540 at December 31 2013 and 2012, respectively)	23.79%	12,016,549	22.94%	22,303,169
T. Rowe Price Short-Term Fund (shares 2,518,921.488 and 4,399,288.920 at December 31, 2013 and 2012, respectively)	23.88%	12,065,634	21.94%	21,336,551
Total investment in securities (cost $36,419,914 and $65,748,258 at December 31, 2013 and 2012, respectively)	71.54%	$36,141,750	67.84%	$65,965,652

Investment in Affiliated Investment Funds:
CTA Choice EGLG	6.35%	$3,206,826	3.52%	$3,422,664
CTA Choice ELL	6.95%	3,510,668	0.00%	0
Other investment in Affiliated Investment Funds	10.95%	5,532,234	20.54%	19,974,259
Total investment in Affiliated Investment Funds (cost $11,482,083 and $24,602,466 at December 31, 2013 and 2012, respectively)	24.25%	$12,249,728	24.06%	$23,396,923

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
INVESTMENT INCOME
Interest income	$2,596	$10,187	$25,245
Dividend income	585,439	1,206,234	1,479,831
Total investment income	588,035	1,216,421	1,505,076
EXPENSES
Interest expense	0	1,440	97
Brokerage commissions	0	0	400,326
Management fees to Managing Owner	377,219	611,512	761,143
ClariTy administrative services fees (see Note 4)	0	0	380,571
Managing Owner interest earned on Certain Investment Funds (see Note 4)	142,048	624,207	382,673
Trading Advisors’ management fees	0	0	1,298,080
Trading Advisors’ incentive fees	0	0	1,095,674
Service fees - Class I Units (see Note 5)	1,358,264	1,991,521	2,583,290
Sales commission	765,539	1,248,414	1,522,284
Offering costs	211,785	285,112	321,419
Operating expenses	551,285	608,703	843,252
Total expenses	3,406,140	5,370,909	9,588,809
Net investment loss (1)	(2,818,105)	(4,154,488)	(8,083,733)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain	(63,290)	172,364	5,798,598
Net change in unrealized depreciation and appreciation	(495,558)	217,394	(3,212,537)
Net (loss) gain from trading	(558,848)	389,758	2,586,061
Net realized loss on investment in Affiliated Investment Funds	(7,513,245)	(8,820,704)	(7,223,728)
Net change in unrealized appreciation and depreciation on investment in Affiliated Investment Funds	1,973,188	(1,011,794)	(193,749)
Net loss from investment in Affiliated Investment Funds	(5,540,057)	(9,832,498)	(7,417,477)

NET LOSS	$(8,917,010)	$(13,597,228)	$(12,915,149)
NET LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(11.94)	$(12.75)	$(10.97)
Class II	$(11.26)	$(11.43)	$(9.06)
Weighted average number of Units outstanding - Class I	680,773.228	961,938.536	1,063,082.000
Weighted average number of Units outstanding - Class II	70,165.167	116,851.203	138,668.000

(1)	Brokerage commissions, ClariTy administrative services fees, Trading Advisors’ management and incentive fees, and administrator fees which were paid directly and were a part of operating expenses prior to December 31, 2011, are now paid indirectly and are included in net loss from investment in Affiliated Investment Funds since January 1, 2012.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2013, 2012 and 2011

	Class I				Class II
	Unitholders		Managing Owner Interests		Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Unitholders’ capital at December 31, 2010	1,033,469.123	$132,255,516	0.000	$0	125,308.427	$17,110,868	2,362.860	$322,649	1,161,140.410	$149,689,033
Additions	180,166.781	22,353,952	0.000	0	34,263.344	4,602,306	0.000	0	214,430.125	26,956,258
Redemptions	(139,041.118)	(16,928,153)	0.000	0	(14,424.241)	(1,941,986)	(2,362.860)	(316,613)	(155,828.219)	(19,186,752)
Net loss		(11,658,503)		0		(1,250,610)		(6,036)		(12,915,149)
Unitholders’ capital at December 31, 2011	1,074,594.786	126,022,812	0.000	0	145,147.530	18,520,578	0.000	0	1,219,742.316	144,543,390
Additions	15,976.621	1,864,200	0.000	0	2,524.261	314,000	0.000	0	18,500.882	2,178,200
Redemptions	(261,741.658)	(29,026,932)	0.000	0	(55,486.886)	(6,862,025)	0.000	0	(317,228.544)	(35,888,957)
Transfers	(4,832.852)	(540,005)	0.000	0	4,388.311	540,005	0.000	0	(444.541)	0
Net loss		(12,261,676)		0		(1,335,552)		0		(13,597,228)
Unitholders’ capital at December 31, 2012	823,996.897	86,058,399	0.000	0	96,573.216	11,177,006	0.000	0	920,570.113	97,235,405
Additions	17,682.560	1,769,679	0.000	0	1,457.357	164,000	0.000	0	19,139.917	1,933,679
Redemptions	(352,008.291)	(33,771,323)	0.000	0	(54,738.773)	(5,960,893)	0.000	0	(406,747.064)	(39,732,216)
Net loss		(8,127,221)		0		(789,789)		0		(8,917,010)
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	0.000	$0	43,291.800	$4,590,324	0.000	$0	532,962.966	$50,519,858

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

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC or ClariTy Managed Account & Analytics Platform, L.P., depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of December 31, 2013, Series J allocates approximately one-fifth of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and is collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice GRM (“GRM”)*	Graham	K4D-15V Program	01/1/11	12/31/11
CTA Choice EAGL (“EAGL”)* **	Eagle	Eagle Momentum Program	05/1/11	11/30/12
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11	11/30/12
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11	11/30/12
CTA Choice TDRM (“TDRM”)*	Tudor	Tudor Quantitative Commodities Strategy	11/1/11	12/31/11
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)** ***	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)***	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice GLAGS (“GLAGS”)***	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice RDOK (“RDOK”)***	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”) ***	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13

*	Any loss carry forward from Series J’s managed account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.
**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation to EGLG. Series J fully redeemed from EAGL as of November 30, 2012.
***	Effective December 1, 2013, Series J allocated approximately one-fifth of its Allocated Assets to each of ELL, EGLG, GLAGS, RDOK and SAXN.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.      ORGANIZATION (CONTINUED)

B.	Regulation

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

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unitholder. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the year.

Investment in securities consists of publicly-traded mutual funds. Publicly-traded mutual funds are valued using the net asset value on the last day of the period. Realized gains and losses from investment in securities are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Dividends are recorded on the ex-dividend date.

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are carried at fair value and classified as Level 1 or Level 2 measurements in the fair value hierarchy table, Series J has little or no debt and a statement of changes in Unitholders’ capital (Net Asset Value) is provided.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). In determining the level, Series J considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. Series J also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. Series J has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. The Affiliated Investment Funds are valued at the net asset value as reported by the underlying investment funds’ capital balance using the practical expedient method. The carrying value of the underlying investment in Affiliated Investment Funds is at fair value.

There are no Level 3 investments on December 31, 2013 or 2012, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$36,141,750	$0	$0	$36,141,750
Investment in Affiliated Investment Funds, at fair value	$0	$12,249,728	$0	$12,249,728

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$65,965,652	$0	$0	$65,965,652
Investment in Affiliated Investment Funds, at fair value	$0	$23,396,923	$0	$23,396,923

B.	Recent Accounting Pronouncement

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Series J is currently evaluating the impact ASU 2013-08 will have; however, no material impact on Series J’s financial statements is anticipated.

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

Series J is treated as a partnership for U.S. federal income tax purposes. As such, Series J is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Unitholders including the Managing Owner. Series J may be subject to other state and local taxes in jurisdictions in which it operates.

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2013, the Managing Owner has paid $2,877,568 in ongoing offering costs, of which $2,820,406 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2013, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,240,949 and $2,221,343, respectively. Of the $2,221,343, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2013 and 2012, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

G.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

H.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported in Series J’s statements of financial condition. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in the Affiliated Investment Funds represents the net asset value which is the amount that Series J could reasonably expect to receive from the funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.      RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.       RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	2013	2012	2011

Management fees to Managing Owner	$377,219	$611,512	$761,143
ClariTy administrative services fees to affiliate (1)	0	0	380,571
Managing Owner interest earned on Certain Investment Funds	142,048	624,207	382,673
Operating expenses	198,657	216,180	207,156
	$717,924	$1,451,899	$1,731,543

(1) ClariTy administrative services fees, which were paid directly to the Managing Owner during 2011, are now paid indirectly through its investment in Affiliated Investment Funds starting January 1, 2012 and totaled $191,420 and $312,245 for the years ended December 31, 2013 and 2012, respectively.

Expenses payable to the Kenmar Preferred and its affiliates, which are included in accrued expenses payable on the statements of financial condition as of December 31, 2013 and 2012, were $52,350 and $51,125, respectively.

Note 4.      MANAGING OWNER AND AFFILIATES

Effective October 31, 2011, the Managing Owner and or/its affiliates redeemed 100% of their interest in Series J. Prior to October 31, 2011, the Managing Owner and or/its affiliates had purchased and maintained an interest in Series J in an amount less than 1% of the net asset value of Series J.

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (see Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short-term cash deposits with banks or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4.      MANAGING OWNER AND AFFILIATES (CONTINUED)

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2013, 2012 and 2011, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $142,048, $624,207 and $382,673, respectively. From January 1, 2011 to December 31, 2011, Series J paid a monthly administrative services fee in the amount of 1/12 of 0.25% of Series J’s beginning of month Net Asset Value directly to ClariTy for risk management and related services with respect to monitoring the Trading Advisors. Effective January 1, 2012, Series J pays this fee indirectly through its investment in the Affiliated Investment Funds. For the years ended December 31, 2013 and 2012, the administrative services fee earned indirectly totaled $191,420 and $312,245, respectively. For the year ended December 31, 2011, the administrative services fee earned directly totaled $380,571.

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

For the years ended December 31, 2013, 2012 and 2011, the Service Fee – Class I Units is composed of the following:

	2013	2012	2011
Monthly 1/12 of 2% service fee calculated on all Class I Units	$1,371,472	$2,201,479	$2,668,303
Initial up-front 2% sales commissions	35,394	23,704	423,864
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(48,602)	(233,662)	(508,877)
Total	$1,358,264	$1,991,521	$2,583,290

Effective October 1, 2010, Series J agreed to pay a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month Net Asset Value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of month Net Asset Value. These fees are deducted from the management fee paid to the Managing Owner.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.      ADMINISTRATOR

Effective June 1, 2011, GlobeOp Financial Services LLC (“GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the Administrator of Series J. Series J used a different administrator for during the period January 1, 2011 through May 31, 2011. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a). GlobeOp also serves as the administrator of the Affiliated Investment Funds.

Series J pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2013 and 2012, Series J indirectly paid administrator fees totaling $137,016 and $163,999, respectively. For the year ended December 31, 2011, Series J paid administration fees, either directly or indirectly within its investment in Affiliated Investment Funds of $308,817.

Effective January 1, 2013, Series J also pays an administrator fee directly to GlobeOp. For the year ended December 31, 2013, Series J directly paid GlobeOp administrator fees of $25,000.

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents approximately 24.25% and 24.06% of the Net Asset Value of Series J at December 31, 2013 and 2012, respectively. The investment in Affiliated Investment Funds is reported in Series J’s statements of financial condition at fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the years ended December 31, 2013 and 2012:

	Net asset value				Net asset value
	December 31, 2012	Purchases	Loss	Redemptions	December 31, 2013

Investment in Affiliated Investment Funds	$23,396,923	$39,044,537	$(5,540,057)	$(44,651,675)	$12,249,728

	Net asset value				Net asset value
	December 31, 2011	Purchases	Loss	Redemptions	December 31, 2012

Investment in Affiliated Investment Funds	$8,207,427	$105,989,853	$(9,832,498)	$(80,967,859)	$23,396,923

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

Series J’s investment in Affiliated Investment Funds is notionally funded, and the following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. However, Series J’s capital commitment to the Affiliated Investment Funds is disclosed below:

	Total Capital Commitment December 31, 2013	Net Asset Value December 31, 2013	Remaining Capital Commitment December 31, 2013
CTA Choice EGLG	$11,674,353	$3,206,826	$8,467,527
CTA Choice ELL	11,160,864	3,510,668	7,650,196
CTA Choice GLAGS	11,107,448	2,233,373	8,874,075
CTA Choice RDOK	11,343,013	2,208,911	9,134,102
CTA Choice SAXN	11,244,686	1,089,950	10,154,736
Total	$56,530,364	$12,249,728	$44,280,636

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

B.	Trading Advisor Management and Incentive Fees

Through December 31, 2011, Series J paid each Trading Advisor a monthly management fee and a quarterly incentive fee (calculated monthly) pursuant to the applicable managed account advisory agreement:

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

Effective October 1, 2010 for Eagle, Krom and Paskewitz, and effective January 1, 2011 for Ortus, Series J entered into an amendment to change the management fee and incentive fee charged by each Trading Advisor pursuant to the applicable advisory agreement as indicated below:

Trading Advisor	Management Fee (1)	Incentive Fee (2)
Eagle	1.50%	25.00%
Krom	1.50%	25.00%
Ortus	1.00%	25.00%
Paskewitz	1.00%	25.00%

(1)	The Management Fee is paid monthly at a rate equal to 1/12 of the indicated rate above of the Net Asset Value of Series J in accordance with the applicable advisory agreement.

(2)	The Incentive Fee is paid quarterly on the percentage indicated of new net high trading profits of Series J in accordance with the applicable advisory agreement.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.      COSTS, FEES AND EXPENSES (CONTINUED)

B.	Trading Advisor Management and Incentive Fees (Continued)

Effective January 1, 2012, Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM**	1.00%	20.00%
BLKW*	1.00%	25.00%
CRABL-PV*	1.00%	25.00%
EAGL*	1.50%	25.00%
EGLG	2.00%	25.00%
ELL	0.00%	30.00%
GLAGS	2.00%	20.00%
HKSB***	0.00%	25.00%
KRM*	1.50%	25.00%
ORT**	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

*	Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.
**	Series J fully redeemed from BEAM and ORT as of April 30, 2013.
***	Series J fully redeemed from HKSB as of August 31, 2013.

For the years ended December 31, 2013 and 2012, Series J paid Trading Advisor management fees, which are incurred indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date of $948,597 and $1,309,000, respectively. For the year ended December 31, 2011, Series J paid Trading Advisor management fees either directly or indirectly through its investment in Affiliated Investment Funds of $2,166,215.

For the years ended December 31, 2013 and 2012, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $519,605 and $597,064, respectively. For the year ended December 31, 2011, Series J paid Trading Advisor incentive fees either directly or indirectly through its investment in Affiliated Investment Funds of $1,097,473.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of December 31, 2013 and 2012. Derivative trading activity is now conducted within the Affiliated Investment Funds.

The trading revenue of Series J’s derivatives by instrument type, as well as the location of those gains and losses on the statements of operations, for the year ended December 31, 2011 is as follows:

2011
Type of instrument
Commodities contracts	$(755,304)
Currencies contracts	449,279
Energy contracts	(419,325)
Interest rate contracts	1,362,798
Metals contracts	854,268
Stock indices contracts	(145,102)
Purchased options on futures contracts	(237,784)
Written options on futures contracts	22,924
Forward currency contracts	893,359
Total	$2,025,113

Line item in the statements of operations
Net realized (loss) gain	$6,893,490
Net change in unrealized depreciation and appreciation	(4,868,377)
Total	$2,025,113

For the year ended December 31, 2011, the total number of closed futures contracts was approximately 89,362, the total number of closed options on futures contracts was 4,924, and the average monthly notional value of forward currency contracts closed was approximately $1,339,891,596.

The average monthly notional value of contracts closed represents the average monthly U.S. dollar notional value of futures and options on futures contracts closed and settled in cash during 2011.

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

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investment in Affiliated Investment Funds. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk), including investment in Affiliated Investment Funds.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Class I			Class II
	2013	2012	2011	2013	2012	2011
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net Asset Value per Unit at beginning of year	$104.44	$117.27	$127.97	$115.74	$127.60	$136.55

Loss from operations:
Net realized and change in unrealized loss (1)	(6.72)	(8.78)	(3.73)	(7.52)	(9.69)	(4.03)
Interest income (1)	0.00	0.01	0.02	0.00	0.01	0.02
Dividend income (1)	0.77	1.11	1.22	0.86	1.22	1.30
Expenses (3)	(4.69)	(5.17)	(8.21)	(3.05)	(3.40)	(6.24)
Total loss from operations	(10.64)	(12.83)	(10.70)	(9.71)	(11.86)	(8.95)
Net Asset Value per Unit at end of year	$93.80	$104.44	$117.27	$106.03	$115.74	$127.60
Total Return
Total return before incentive fees	(10.19)%	(10.94)%	(7.65)%	(8.39)%	(9.29)%	(5.84)%
Incentive fee	0.00%	0.00%	(0.71)%	0.00%	0.00%	(0.71)%
Total return after incentive fees	(10.19)%	(10.94)%	(8.36)%	(8.39)%	(9.29)%	(6.55)%
Supplemental data
Ratios to average Net Asset Value:
Net investment loss before incentive fees (2), (3)	(4.00)%	(3.60)%	(4.91)%	(1.99)%	(1.75)%	(2.96)%
Incentive fee (3)	0.00%	0.00%	(0.73)%	0.00%	0.00%	(0.73)%
Net investment loss after incentive fees (3)	(4.00)%	(3.60)%	(5.64)%	(1.99)%	(1.75)%	(3.69)%
Interest income	0.00%	0.01%	0.02%	0.00%	0.01%	0.02%
Dividend income	0.79%	0.98%	0.99%	0.78%	0.99%	0.98%
Incentive fees (3)	0.00%	0.00%	0.73%	0.00%	0.00%	0.73%
Other expenses (3)	4.79%	4.59%	5.92%	2.77%	2.75%	3.96%
Total expenses (3)	4.79%	4.59%	6.65%	2.77%	2.75%	4.69%

Total returns are calculated based on the change in value of a Unit during the year. An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and other expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the year. Total trading and investing loss is a balancing amount necessary to reconcile change in Net Asset Value per Unit of each Class with the other per Unit information.

(2)	Represents dividend and interest income less total expenses (exclusive of incentive fees). This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.

(3)	Trading Advisor management, incentive and various other operating expenses are charged indirectly within Series J’s investment in Affiliated Investment Funds are included in Total Return.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of February 28, 2014:

	Total Capital		Remaining Capital
	Commitment	Net Asset Value	Commitment
	February 28, 2014	February 28, 2014	February 28, 2014

Affiliated Investment Funds	$45,454,802	$10,208,746	$35,246,056

From January 1, 2014 through March 18, 2014, there were estimated subscriptions and redemptions of $0 and $20,387,947, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2014.

world monitor trust iii – series j

By:	Kenmar Preferred Investments, L.P.
Managing Owner

By:	/s/ David K. Spohr	Date: March 18, 2014
David K. Spohr
Senior Vice President and Director of Fund Administration & Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 2014.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, L.P.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: March 18, 2014
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 18, 2014
David K. Spohr
Senior Vice President and Director of Fund Administration & Chief Compliance Officer
(Principal Financial/Accounting Officer)

