Form 10-Q
period 2014-03-31
World Monitor Trust III - Series J
filed 2014-05-12
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to _______________

Commission File Number:  000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

(914) 307-7000

(The Registrant’s telephone number, including area code)

900 King Street, Suite 100, Rye Brook, New York, 10573

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

MARCH 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$3,452,489	$8,122,265
Investment in securities, at fair value (cost $18,723,337 and $36,419,914 at March 31, 2014 and December 31, 2013, respectively)	18,599,326	36,141,750
Investment in Affiliated Investment Funds, at fair value (cost $6,688,929 and $11,482,083 at March 31, 2014 and December 31, 2013, respectively) (see Note 7)	5,490,179	12,249,728
Total assets	$27,541,994	$56,513,743

LIABILITIES
Accrued expenses payable	$182,844	$177,954
Offering costs payable	34,800	12,419
Service fees payable (see Note 5)	45,203	86,619
Redemptions payable	3,806,029	5,716,893
Total liabilities	4,068,876	5,993,885

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 258,206.321 and 489,671.166 Units outstanding at March 31, 2014 and December 31, 2013, respectively	21,628,534	45,929,534
Class II Units:
Unitholders’ Units – 19,384.607 and 43,291.800 Units outstanding at March 31, 2014 and December 31, 2013, respectively	1,844,584	4,590,324
Total Unitholders’ capital (Net Asset Value)	23,473,118	50,519,858
Total liabilities and Unitholders’ capital	$27,541,994	$56,513,743

NET ASSET VALUE PER UNIT
Class I	$83.76	$93.80
Class II	$95.16	$106.03

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014		December 31, 2013
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 0.000 and 1,107,398.277 at March 31, 2014 and December 31, 2013, respectively)*	0.00%	$0	23.87%	$12,059,567
JP Morgan Short Duration Bond – Select (shares 569,387.476 and 0.000 at March 31, 2014 and December 31, 2013, respectively)*	26.42%	$6,200,630	0.00%	$0
Fidelity Instl Shrt-Interm Govt (shares 618,646.043 and 1,202,857.728 at March 31, 2014 and December 31, 2013, respectively)	26.41%	6,198,833	23.79%	12,016,549
T. Rowe Price Short-Term Fund (shares 1,294,334.712 and 2,518,921.488 at March 31, 2014 and December 31, 2013, respectively)	26.41%	6,199,863	23.88%	12,065,634
Total investment in securities (cost $18,723,337 and $36,419,914 at March 31, 2014 and December 31, 2013, respectively)	79.24%	$18,599,326	71.54%	$36,141,750

Investment in Affiliated Investment Funds:
CTA Choice EGLG	4.39%	$1,030,705	6.35%	$3,206,826
CTA Choice ELL	6.54%	1,535,029	6.95%	3,510,668
CTA Choice GLAGS	5.21%	1,222,759	4.42%	2,233,373
CTA Choice RDOK	5.00%	1,174,190	4.37%	2,208,911
CTA Choice SAXN	2.25%	527,496	2.16%	1,089,950
Total investment in Affiliated Investment Funds (cost $6,688,929 and $11,482,083 at March 31, 2014 and December 31, 2013, respectively)	23.39%	$5,490,179	24.25%	$12,249,728

* On February 14, 2014, shares from JP Morgan Short Duration Bond were transferred to JP Morgan Short Duration Bond – Select.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three months ended March 31,
	2014	2013
INVESTMENT INCOME
Interest income	$593	$959
Dividend income	64,889	167,359
Total investment income	65,482	168,318
EXPENSES
Management fees to Managing Owner	51,585	116,679
Managing Owner interest earned on Certain Investment Funds (see Note 4)	40,235	63,032
Service fees - Class I Units (see Note 5)	180,820	413,389
Sales commission	104,363	236,609
Offering costs	47,045	58,514
Operating expenses	106,512	167,258
Total expenses	530,560	1,055,481
Net investment loss	(465,078)	(887,163)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(99,142)	14,512
Net change in unrealized appreciation/depreciation on investment in securities	154,153	(57,370)
Net gain (loss) from investment in securities	55,011	(42,858)
Net realized (loss) on investment in Affiliated Investment Funds	(2,069,242)	(1,600,357)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(1,966,395)	499,362
Net (loss) from investment in Affiliated Investment Funds	(4,035,637)	(1,100,995)

NET (LOSS)	$(4,445,704)	$(2,031,016)
NET (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net (loss) per weighted average Unitholder
Class I	$(10.74)	$(2.31)
Class II	$(11.76)	$(2.05)
Weighted average number of Units outstanding - Class I	380,299.137	798,176.058
Weighted average number of Units outstanding - Class II	30,558.887	89,362.666

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Three months ended March 31, 2014
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(231,464.845)	(20,214,734)	(23,907.193)	(2,386,302)	(255,372.038)	(22,601,036)
Net loss		(4,086,266)		(359,438)		(4,445,704)
Unitholders’ capital at March 31, 2014	258,206.321	$21,628,534	19,384.607	$1,844,584	277,590.928	$23,473,118

Three months ended March 31, 2013
Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405
Additions	2,550.767	264,178	653.267	75,000	3,204.034	339,178
Redemptions	(56,141.839)	(5,781,126)	(18,546.101)	(2,118,328)	(74,687.940)	(7,899,454)
Net loss		(1,847,718)		(183,298)		(2,031,016)
Unitholders’ capital at March 31, 2013	770,405.825	$78,693,733	78,680.382	$8,950,380	849,086.207	$87,644,113

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

Effective March 19, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group.  In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”) who is the Managing Owner of the Trust , converted from a Delaware limited partnership to a Delaware limited liability company.  Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

Effective March 17, 2014, ClariTy Managed Account & Analytics Platform L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective March 17, 2014, Kenmar Global Investment Management L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of March 31, 2014, Series J allocates approximately one-fifth of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice ORT (“ORT”)	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)*	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)*	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice GLAGS (“GLAGS”)*	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice RDOK (“RDOK”)*	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)*	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13

* Effective December 1, 2013, Series J allocated approximately one-fifth of its Allocated Assets to each of ELL, EGLG, GLAGS, RDOK and SAXN.

Series J meets the definition of an investment company in accordance with guidance under Accounting Standards Codification Topic 946 “Financial Services – Investment Companies”.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2014, the condensed statements of operations for the three months ended March 31, 2014 (“First Quarter 2014”) and for the three months ended March 31, 2013 (“First Quarter 2013”), and the condensed statements of changes in Unitholders’ capital for the First Quarter 2014 and the First Quarter 2013, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2014 and the results of its operations for the First Quarter 2014 and the First Quarter 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The weighted average number of Units outstanding was computed for purposes of disclosing net (loss) per weighted average Unitholder. The weighted average number of Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

Investment in securities consists of publicly-traded mutual funds, which are valued using the net asset value on the last day of the period. Realized gains and losses from investment in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are carried at fair value and classified as Level 1 or Level 2 measurements in the fair value hierarchy table, Series J has little or no debt and a condensed statement of changes in Unitholders’ capital (Net Asset Value) is provided.

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

There are no Level 3 investments on March 31, 2014 or December 31, 2013, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

March 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$18,599,326	$0	$0	$18,599,329
Investment in Affiliated Investment Funds, at fair value	$0	$5,490,179	$0	$5,490,179

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$36,141,750	$0	$0	$36,141,750
Investment in Affiliated Investment Funds, at fair value	$0	$12,249,728	$0	$12,249,728

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2014, the Managing Owner has paid $2,924,613 in ongoing offering costs, of which $2,867,451 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2014, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,287,994 and $2,268,388, respectively. Of the $2,268,388 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

For the First Quarter 2014 and the First Quarter 2013, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Affiliated Investment Funds represents the net asset value which is the amount that Series J could reasonably expect to receive from the Affiliated Investment Funds if Series J’s investments were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended March 31,
	2014	2013
Management fees to Managing Owner	$51,585	$116,679
Managing Owner interest earned on Certain Investment Funds	40,235	63,032
Operating expenses	36,910	53,435
	$128,730	$233,146

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2014 and December 31, 2013, were $44,630 and $52,350, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the First Quarter 2014 and the First Quarter 2013, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $40,235 and $63,032, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2014 and the First Quarter 2013, the administrative services fee earned indirectly totaled $26,102 and $59,209, respectively.

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

For the First Quarter 2014 and the First Quarter 2013, the Service Fee – Class I Units is composed of the following:

	First Quarter 2014	First Quarter 2013
Monthly 1/12 of 2% service fee calculated on all Class I Units	$191,080	$419,552
Initial up-front 2% sales commissions	0	5,284
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(10,260)	(11,447)
Total	$180,820	$413,389

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2014 and the First Quarter 2013, Series J indirectly paid administrator fees totaling $24,013 and $41,140, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to GlobeOp. For the First Quarter 2014 and the First Quarter 2013, Series J directly paid GlobeOp administrator fees of $6,250 and $6,250, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents approximately 23.39% and 24.25% of the Net Asset Value of Series J at March 31, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the First Quarter 2014 and the First Quarter 2013:

	Net Asset Value December 31, 2013	Purchases	Loss	Redemptions	Net Asset Value March 31, 2014
Investment in Affiliated Investment Funds	$12,249,728	$3,389,774	$(4,035,637)	$(6,113,686)	$5,490,179

	Net Asset Value December 31, 2012	Purchases	Loss	Redemptions	Net Asset Value March 31, 2013
Investment in Affiliated Investment Funds	$23,396,923	$14,454,606	$(1,100,995)	$(19,836,913)	$16,913,621

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The Affiliated Investment Funds are redeemable monthly and require a redemption notice of 1-5 days. Series J may make additional contributions to or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading of commodity futures including agriculture, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

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

	Total Capital Commitment March 31, 2014	Net asset value March 31, 2014	Remaining Capital Commitment March 31, 2014
CTA Choice EGLG	$4,881,862	$1,030,705	$3,851,157
CTA Choice ELL	5,612,997	1,535,029	4,077,968
CTA Choice GLAGS	5,174,069	1,222,759	3,951,310
CTA Choice RDOK	5,752,337	1,174,190	4,578,147
CTA Choice SAXN	6,109,402	527,496	5,581,906
Total	$27,530,667	$5,490,179	$22,040,488

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM*	1.00%	20.00%
EGLG	2.00%	25.00%
ELL	0.00%	30.00%
GLAGS	2.00%	20.00%
HKSB**	0.00%	25.00%
ORT*	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

* Series J fully redeemed from BEAM and ORT as of April 30, 2013.

** Series J fully redeemed from HKSB as of August 31, 2013.

For the First Quarter 2014 and the First Quarter 2013, Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $119,862 and $271,124, respectively.

For the First Quarter 2014 and the First Quarter 2013, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $0 and $189,078, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of March 31, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11. FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the First Quarter 2014 and the First Quarter 2013. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	First Quarter		First Quarter
	2014	2013	2014	2013
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$93.80	$104.44	$106.03	$115.74

Loss from operations:
Net realized and change in unrealized loss (1)	(8.88)	(1.25)	(10.10)	(1.38)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.16	0.19	0.18	0.21
Expenses (3)	(1.32)	(1.23)	(0.95)	(0.81)
Total loss from operations	(10.04)	(2.29)	(10.87)	(1.98)
Net Asset Value per Unit at end of period	$83.76	$102.15	$95.16	$113.76

Total Return (4)	(10.70)%	(2.19)%	(10.26)%	(1.71)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.19)%	(4.04)%	(3.02)%	(2.09)%
Interest income (3)	0.01%	0.00%	0.01%	0.00%
Dividend income (3)	0.70%	0.72%	0.71%	0.74%
Other expenses (3)	5.90%	4.76%	3.74%	2.83%

Total expenses	5.90%	4.76%	3.74%	2.83%

Total returns are calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend and Interest income per Unit, expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.

(2)	Represents dividend and interest income less total expenses.

(3)	Annualized.

(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitments as of April 30, 2014:

	Total Capital Commitment April 30, 2014	Net asset value April 30, 2014	Remaining Capital Commitment April 30, 2014
Affiliated Investment Funds	$23,640,876	$5,177,293	$18,463,583

From April 1, 2014 through May 12, 2014, there were subscriptions and redemptions of $0 and $3,406,060, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2014 (“First Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, L.P., the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective March 17, 2014, Kenmar Preferred Investments, L.P. changed its name and form of entity to Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC depending on the applicable period discussed. Kenmar Preferred is the managing owner of the Registrant.

Kenmar Preferred has been the managing owner of the Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in the Registrant.

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and related services with respect to monitoring the Trust and other administrative services. The Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P., who effective March 17, 2014 changed its name and form of entity to Clarity Managed Account & Analytics Platform, LLC (“ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors. ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed.

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

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Unit. The subscription minimum of $30,000,000 for the Registrant was reached during the Initial Offering Period permitting all of Series G, H, I and J to commence trading operations. The Registrant completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443, which was fully allocated to the trading vehicles. Series H and Series I Units were fully redeemed as of April 30, 2007 and Series G’s Units as of December 31, 2007. Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units are being offered (totaling $375,000,000) (“Subscription Maximum”). Until the Subscription Maximum for the Registrant is reached, the Registrant’s Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2012 to April 30, 2013, the Registrant allocated approximately one-seventh of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice BEAM, managed by BEAM Bayesian Efficient Asset Management, LLC (“BEAM”), pursuant to its BEAM Multi-Strategy Program, which is a systematic, technical, and fundamentally based financials and commodities program;

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice GLAGS, managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

•	CTA Choice HKSB, managed by Hawksbill Capital Management (“Hawksbill”), pursuant to its Global Diversified Program, which is a primarily systematic, technically-based, trend-following diversified program;

•	CTA Choice ORT, managed by Ortus Capital Management Limited (“Ortus”), pursuant to its Currency Program, which is a systematic, fundamentally based currency program;

•	CTA Choice RDOK, managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

•	CTA Choice SAXN, managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

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

Ellington’s Global Macro Trading Program primarily invests by taking both long and short positions in global currency, fixed income, commodity and equity markets through a wide range of derivative instruments and direct investments. Ellington will, from time to time, make extensive use of derivative instruments, including, without limitation, futures and forwards contracts and options on global currencies, commodities, fixed income and equity securities and security indices; interest rate derivatives (such as swaps, caps and floors); credit default swaps; options on any of the foregoing; and other over-the-counter and exchange-traded derivatives.

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

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of the Registrant’s Net Asset Value at the beginning of each month. See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2013 (the “Registrant’s 2013 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

“Net Asset Value” is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, through its investment in Affiliated Investment Funds, indirectly pays an administrative services fee in the amount of 1/12 of 0.25% (0.25% annually) of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Affiliated Investment Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Affiliated Investment Fund,, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of March 31, 2014, is set forth under Items 2 and 3 herein.

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

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2014, $18,599,326 or 77.21% were classified as Level 1 and $5,490,179 or 22.79% as Level 2. Of the Registrant’s investments at December 31, 2013, $36,141,750 or 74.69% were classified as Level 1 and $12,249,728 or 25.31% as Level 2. There were no Level 3 investments at March 31, 2014 or December 31, 2013, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2014 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Interests in the Registrant may be subscribed or redeemed on a monthly basis.

Subscriptions and Redemptions

First Quarter 2014

Subscriptions of Limited Units for the First Quarter 2014 were $0. Redemptions of Limited Units for the First Quarter 2014 were $22,601,036.

First Quarter 2013

Subscriptions of Limited Units for the First Quarter 2013 were $339,178. Redemptions of Limited Units for the First Quarter 2013 were $7,899,454.

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

Market Overview

Following is a market overview for the First Quarter 2014 and the First Quarter 2013:

First Quarter 2014

Market was volatile in the first quarter and it was a more difficult environment for trading, as compared to 2013. Political unrest and the prospect of higher interest rates gave indications that the market regime may be changing.

Market movers over the quarter included the progress of Abenomics, the pace of Federal Reserve tapering, outlook for growth in developed and emerging markets and, late in the quarter, the outbreak of Ukraine-Russian tensions. The situation in the Crimea had a particularly strong impact on global commodities.

After a euphoric end to the year, global equity markets began the first quarter on a depressed note as risk aversion swept through the marketplace. China growth concerns combined with emerging market turmoil diminished investor enthusiasm. In February, the United States (“U.S.”) rally resumed strongly while European and Pacific Rim markets generally lagged. Thereafter, the major equity markets generally offered little opportunity. Consistent with the equity rout in January, global bond markets rallied in January as investors sought a safe haven. Thereafter, global bond markets settled in to a period of consolidation as investors weighed growth prospects.

In currency markets, after a long period of coordinated global central bank activity, the first quarter witnessed the beginnings of actual and anticipated policy decoupling. The Royal Bank of New Zealand was the first central bank to tighten in March and stronger growth in the UK increased expectations they could be next to follow. In the U.S., a mixed message from Federal Reserve Chairman Yellen initially kept the U.S. dollar in a narrow trading range but positive economic reports combined with safe haven buying, as Ukraine-Russian tensions intensified, supported the greenback later. Europe at the other end of the spectrum continued to struggle due to weakness in many Eurozone countries outside of Germany. The euro has nonetheless rallied confounding efforts to use devaluation to support the economies in this zone. In Japan, after a successful weakening of the currency for much of the 4th quarter 2013, investors sought out the safe haven currency putting a temporary halt to its decline.

A variety of events impacted the commodity markets including strikes in South Africa, Ukraine-Russian tensions, freezing temperatures in the U.S., and drought in South America. The strongest moves during the quarter were witnessed in the traditional commodity markets: grain, meats and softs. In grains, prices of corn and wheat moved sharply higher on concerns of supply disruptions out of Ukraine, aptly named the European Bread Basket, as it is a major exporter in these markets. Prices of soybeans also rallied sharply as weather concerns in Brazil led to worries over near-term supply amid strong demand. Dry weather Brazil also sent coffee prices sharply higher. Finally, in meats, the outbreak of PED propelled hog prices.

First Quarter 2013

The first quarter was marked by surging optimism in the global financial markets, with emphasis on the United States (“U.S.”). The resolution of the fiscal cliff, growing signs that the deleveraging headwinds on consumers were fading, continued robust housing data, and the improving job market all boosted hopes that the U.S. economy was on the verge of a multi-year reflation. The bold steps of Japanese policymakers to shake their economy from long-term inactivity advanced their stock markets and gave a massive jolt to consumer and business confidence. Sovereign debt markets continued to stabilize in Europe despite the flare up in Cyprus. China and other emerging markets showed signs that they were reaccelerating after the slowdown in 2012. Global PMIs lifted up in the first quarter. Risk assets soared, especially in the U.S., as the markets looked ahead to a year with no major worries of financial dislocation, expectations of firming growth, and still accommodative monetary policy.

Treasuries continued to selloff as tail risk perceptions dwindled and investors began to chase yield and asset appreciation. Still, the selloff failed to gather momentum as the Cyprus bailout fueled a strong bid for Treasuries toward the end of the quarter. Yields on the long-end of the curve climbed and the yield curve steepened. The yield on the 10-year note appreciated 9 basis points to 1.87%, although at one point during the quarter the yield had surged to 2.06%. The yield on the 30-year note rose 15 basis points to reach 3.10%, the highest level since May 2012. The yield on the 5-year note edged up 5 basis points to 0.77%. However, the yield on the 2-year note was unchanged at 25 basis points. The Bank of Japan announced massive quantitative easing and its intention to buy a wide range of assets. The European Central Bank and the Bank of England maintained status quo.

Despite the rally in risk assets and the fading of flight to safety, the greenback rallied quickly as expectations of U.S. economic resurgence gained ground. The Dollar Index jumped 4.02%. The euro failed to hold onto the gains at the beginning of the year and fell back to below 1.30 by the end of the quarter, losing 2.81% against the U.S. dollar. The British pound plunged 6.57% against the U.S. dollar as poor economic performance and widening current account deficit took their toll. The Japanese yen continued its rapid decline, dropping 8.68%, due to the Bank of Japan’s announcement of Quantitative Easing. The commodity currencies were mixed—the Australian dollar edged up 0.15% against the greenback but the Canadian dollar dropped 2.17%.

U.S. equities experienced their best first quarter since 1997. The gains were broad-based, with transportation and financials leading the way. The Dow, the S&P 500, and NASDAQ gained approximately 11.25%, 10.61%, and 8.21%, respectively, for the quarter. European stocks experienced more moderate gains. The STOXX 600, a broad measure of European equities, climbed 2.31%, in U.S. dollar terms. The CAC, the DAX, and the FTSE 100 closed the quarter with gains of approximately 2.48%, 2.40%, and 8.71%, respectively. Asian markets were more mixed. The Nikkei soared 19.27%, after climbing 17.2% in the previous quarter. However, the Hang Seng declined 1.58%. The Korean Kospi edged up 0.39%. The Australian All Ordinaries Index rose 6.76%.

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

The grains complex was mixed. Wheat prices dropped 8.94% as U.S. weather threats diminished. On the other hand, corn and soybeans held their ground. The softs complex suffered significant losses, notably sugar, which declined 10.31% on reports that India’s production would be higher than earlier estimates. Coffee fell 8.20%.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)     the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2014 and the First Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)     a discussion of the Registrant’s trading results for the major sectors in which the Registrant indirectly traded for the First Quarter 2014 and the First Quarter 2013.

First Quarter 2014

As of March 31, 2014, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	22.09%
Energies	14.80%
Grains	26.80%
Indices	10.89%
Interest Rates	14.65%
Meats	0.24%
Metals	9.18%
Tropicals	1.35%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the First Quarter 2014 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Canadian dollar and Brazilian real. The majority of its losses were incurred in the Euro and Japanese yen.

Energies: (-) The Registrant experienced a majority of its gains in natural gas. The majority of losses were incurred in RBOB gasoline.

Grains: (-) The Registrant experienced a majority of its gains in soybeans. The majority of its losses were incurred in corn and wheat.

Indices: (-) The Registrant experienced no gains. The majority of losses were incurred in European and Pacific Rim indices.

Interest Rates: (-) The Registrant experienced a majority of its gains in U.S. rates. The majority of its losses were incurred in European rates.

Meats: (-) The Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Metals: (-) The Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in gold and silver.

Tropicals: (+) The Registrant experienced a majority of its gains in coffee. The majority of its losses were incurred in cocoa.

First Quarter 2013

As of March 31, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	22.26%
Energies	11.54%
Grains	33.58%
Indices	10.45%
Interest Rates	14.28%
Meats	0.00%
Metals	4.79%
Tropicals	3.10%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the First Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the British pound and the Mexican peso. The majority of its losses were incurred in the Japanese yen and the Canadian dollar.

Energies: (+) The Registrant experienced a majority of its gains in RBOB gasoline and natural gas. The majority of its losses were incurred in Brent crude and gas oil.

Grains: (+) The Registrant experienced a majority of its gains in cotton and corn. The majority of its losses were incurred in soybeans and soybean meal.

Indices: (+) The Registrant experienced a majority of its gains in the DAX index and the Nikkei index. The majority of its losses were incurred in All Ordinaries index.

Interest Rates: (-) The Registrant experienced a majority of its gains in the German bobl. The majority of its losses were incurred in the U.S. treasury notes and the Euro bund.

Meats: (-) The Registrant experienced a majority of its gains in hogs. The majority of its losses were incurred in cattle.

Metals: (-) The Registrant experienced a majority of its gains in palladium and gold. The majority of its losses were incurred in silver and copper.

Tropicals: (-) The Registrant experienced a majority of its gains in lumber. The majority of its losses were incurred in coffee

Results of Operations

First Quarter 2014

The Net Asset Value per Unit of Class I as of March 31, 2014 was $83.76, a decrease of $10.04 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of March 31, 2014 was $95.16, a decrease of $10.87 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the First Quarter 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor at March 31, 2014. The table is based on the effect of a Unitholder that held Units for the First Quarter 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of March 31,
Beginning UNAV	$93.80	Beginning UNAV	$106.03	2014
EGLG	(3.51)	EGLG	(3.96)	20.34%
ELL	(1.33)	ELL	(1.51)	19.80%
GLAGS	(3.06)	GLAGS	(3.45)	19.87%
RDOK	(1.08)	RDOK	(1.22)	20.20%
SAXN	(0.30)	SAXN	(0.34)	19.79%
Net Expenses	(0.76)	Net Expenses	(0.39)
ENDING UNAV	$83.76	Ending UNAV	$95.16	100.00%

The Registrant’s average net asset level during the First Quarter 2014 was approximately $37,170,000, a decrease of approximately $55,639,000 as compared to the First Quarter 2013, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the First Quarter 2014 was (10.70)% and (10.26)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2014 was approximately $55,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the First Quarter 2014 was approximately $4,036,000.

Dividend income for the First Quarter 2014 was approximately $65,000, a decrease of approximately $102,000, as compared to the First Quarter 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2014 were approximately $94,000, a decrease of approximately $81,000, as compared to the First Quarter 2013.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 were approximately $120,000, a decrease of approximately $151,000 as compared to the First Quarter 2013, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the First Quarter 2014 were approximately $52,000, a decrease of approximately $65,000 as compared to the First Quarter 2013, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 were approximately $0.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2014 was approximately $26,000, a decrease of approximately $33,000 as compared to the First Quarter 2013, primarily due to the decrease in the average net asset level discussed above.

Service fees for the First Quarter 2014 were approximately $181,000, a decrease of approximately $232,000 as compared to the First Quarter 2013, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the First Quarter 2014 were approximately $104,000, a decrease of approximately $133,000 as compared to the First Quarter 2013, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2014 was approximately $40,000, a decrease of approximately $23,000, as compared to the First Quarter 2013.

Operating expenses were approximately $107,000 for the First Quarter 2014. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $47,000 for the First Quarter 2014.

First Quarter 2013

The Net Asset Value per Unit of Class I as of March 31, 2013 was $102.15, a decrease of $2.29 from the December 31, 2012 net asset level of $104.44.

The Net Asset Value per Unit of Class II as of March 31, 2013 was $113.76, a decrease of $1.98 from the December 31, 2012 net asset level of $115.74.

The following table discloses each trading advisors contribution to the Net Asset Values of Class I and Class II as of March 31, 2013, as well as the allocation of the Registrants assets to each trading advisor at March 31, 2013.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of March 31,
Beginning UNAV	$104.44	Beginning UNAV	$115.74	2013
BEAM	(1.13)	BEAM	(1.25)	14.31%
EGLG	0.19	EGLG	0.21	14.26%
GLAGS	0.27	GLAGS	0.30	14.31%
HKSB	0.19	HKSB	0.22	14.30%
ORT	(1.18)	ORT	(1.31)	14.20%
RDOK	0.52	RDOK	0.57	14.37%
SAXN	(0.10)	SAXN	(0.11)	14.25%
Net Expenses	(1.05)	Net Expenses	(0.61)
ENDING UNAV	$102.15	ENDING UNAV	$113.76	100.00%

The Registrant’s average net asset level during the First Quarter 2013 was approximately $92,809,000, a decrease of approximately $47,303,000 as compared to the First Quarter 2012, primarily due to the effect of investor redemptions and negative trading performance.

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

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2013 were approximately $175,000, an increase of approximately $56,000, as compared to the First Quarter 2012.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 were approximately $271,000, a decrease of approximately $101,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2013 was approximately $59,000, a decrease of approximately $26,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Service fees for the First Quarter 2013 were approximately $413,000, a decrease of approximately $133,000 as compared to the First Quarter 2012 primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the First Quarter 2013 were approximately $237,000, a decrease of approximately $122,000 as compared to the First Quarter 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2013 was approximately $63,000, a decrease of approximately $2,000, as compared to the First Quarter 2012.

Operating expenses were approximately $167,000 for the First Quarter 2013. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $59,000 for the First Quarter 2013.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2014.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at March 31, 2014 and December 31, 2013. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2014 and December 31, 2013, the Registrant had total capitalizations of approximately $23 million and $51 million, respectively.

	March 31, 2014		December 31, 2013
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$430,659	1.83%	$1,985,413	3.93%
Currencies	649,542	2.77%	1,364,856	2.70%
Commodities	1,539,729	6.56%	5,706,209	11.29%
Stock indices	320,158	1.36%	1,102,980	2.18%
Total	$2,940,088	12.52%	$10,159,458	20.10%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the First Quarter 2014 and the First Quarter 2013 based upon the Registrant’s total average capitalization of approximately $37 million and $93 million, respectively.

	First Quarter 2014		First Quarter 2013
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$1,498,152	4.03%	$2,292,201	2.47%
Currencies	844,736	2.27%	3,380,131	3.64%
Commodities	4,027,741	10.84%	6,779,025	7.30%
Stock indices	1,063,633	2.86%	1,788,819	1.93%
Total	$7,434,262	20.00%	$14,240,176	15.34%

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

Based on the trading value at risk at March 31, 2014, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2013. A net increase in the average trading value at risk, relative to average capitalization levels was experienced during the First Quarter 2014 as compared with the First Quarter 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s Chairman and Chief Operating Officer and Chief Compliance Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Chairman and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2014. Based upon such evaluation, the Managing Owner’s Chairman and Chief Operating Officer and Chief Compliance Officer have concluded that, as of March 31, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A. Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2014.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2014, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 693,710.047 Units amounting to approximately $85,177,656.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 12, 2014
	Name:	Kenneth A. Shewer
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 12, 2014
	Name:	David K. Spohr
	Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

