Form 10-Q
period 2014-06-30
World Monitor Trust III - Series J
filed 2014-08-13
CIK 1345991

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

 (Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No☐

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

Yes ☐   No ☒

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$2,074,744	$8,122,265
Investment in securities, at fair value (cost $11,671,385 and $36,419,914 at June 30, 2014 and December 31, 2013, respectively)	11,621,228	36,141,750
Investment in Affiliated Investment Funds, at fair value (cost $4,268,765 and $11,482,083 at June 30, 2014 and December 31, 2013, respectively) (see Note 7)	4,641,570	12,249,728
Total assets	$18,337,542	$56,513,743

LIABILITIES
Accrued expenses payable	$143,341	$177,954
Offering costs payable	1,292	12,419
Service fees payable (see Note 5)	27,815	86,619
Redemptions payable	1,290,208	5,716,893
Total liabilities	1,462,656	5,993,885

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 189,261.255 and 489,671.166 Units outstanding at June 30, 2014 and December 31, 2013, respectively	15,743,248	45,929,534
Class II Units:
Unitholders’ Units – 11,918.712 and 43,291.800 Units outstanding at June 30, 2014 and December 31, 2013, respectively	1,131,638	4,590,324
Total Unitholders’ capital (Net Asset Value)	16,874,886	50,519,858
Total liabilities and Unitholders’ capital	$18,337,542	$56,513,743

NET ASSET VALUE PER UNIT
Class I	$83.18	$93.80
Class II	$94.95	$106.03

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014		December 31, 2013
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 0.000 and 1,107,398.277 at June 30, 2014 and December 31, 2013, respectively)*	0.00%	$0	23.87%	$12,059,567
JP Morgan Short Duration Bond – Select (shares 354,678.524 and 0.000 at June 30, 2014 and December 31, 2013, respectively)*	22.93%	3,869,543	0.00%	0
Fidelity Instl Shrt-Interm Govt (shares 384,888.029 and 1,202,857.728 at June 30, 2014 and December 31, 2013, respectively)	22.95%	3,871,974	23.79%	12,016,549
T. Rowe Price Short-Term Fund (shares 808,273.233 and 2,518,921.488 at June 30, 2014 and December 31, 2013, respectively)	22.99%	3,879,711	23.88%	12,065,634
Total investment in securities (cost $11,671,385 and $36,419,914 at June 30, 2014 and December 31, 2013, respectively)	68.87%	$11,621,228	71.54%	$36,141,750

Investment in Affiliated Investment Funds:
CTA Choice EGLG	6.42%	$1,082,890	6.35%	$3,206,826
CTA Choice ELL	7.59%	1,280,244	6.95%	3,510,668
CTA Choice GLAGS	6.52%	1,100,769	4.42%	2,233,373
Other investment in Affiliated Investment Funds	6.98%	1,177,667	6.53%	3,298,861
Total investment in Affiliated Investment Funds (cost $4,268,765 and $11,482,083 at June 30, 2014 and December 31, 2013, respectively)	27.51%	$4,641,570	24.25%	$12,249,728

* On February 14, 2014, shares from JP Morgan Short Duration Bond were transferred to JP Morgan Short Duration Bond – Select.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$239	$722	$832	$1,681
Dividend income	32,882	144,722	97,771	312,081
Total investment income	33,121	145,444	98,603	313,762
EXPENSES
Management fees to Managing Owner	25,130	102,973	76,715	219,651
Managing Owner interest earned on Certain Investment Funds (see Note 4)	30,084	72,178	70,319	135,210
Service fees - Class I Units (see Note 5)	88,728	386,712	269,548	800,100
Sales commission	51,178	208,963	155,541	445,572
Offering costs	12,027	40,780	59,072	99,293
Operating expenses	136,762	148,664	243,274	315,925
Total expenses	343,909	960,270	874,469	2,015,751
Net investment loss	(310,788)	(814,826)	(775,866)	(1,701,989)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain on investment in securities	(27,489)	(2,038)	(126,631)	12,474
Net change in unrealized appreciation/depreciation on investment in securities	73,854	(474,365)	228,007	(531,735)
Net gain (loss) from investment in securities	46,365	(476,403)	101,376	(519,261)
Net realized loss on investment in Affiliated Investment Funds	(1,479,229)	(4,259,675)	(3,548,471)	(5,860,032)
Net change in unrealized appreciation/depreciation on investment in Affiliated Investment Funds	1,571,555	(306,359)	(394,840)	193,003
Net gain (loss) from investment in Affiliated Investment Funds	92,326	(4,566,034)	(3,943,311)	(5,667,029)

NET LOSS	$(172,097)	$(5,857,263)	$(4,617,801)	$(7,888,279)
NET LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(0.78)	$(7.26)	$(14.00)	$(9.37)
Class II	$(0.24)	$(7.53)	$(14.90)	$(9.00)
Weighted average number of Units outstanding - Class I	215,872.402	730,128.684	303,923.727	763,259.020
Weighted average number of Units outstanding - Class II	16,993.111	73,598.706	24,403.341	81,880.729

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Six months ended June 30, 2014
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(300,409.911)	(25,932,033)	(31,373.088)	(3,095,138)	(331,782.999)	(29,027,171)
Net loss		(4,254,253)		(363,548)		(4,617,801)
Unitholders’ capital at June 30, 2014	189,261.255	$15,743,248	11,918.712	$1,131,638	201,179.967	$16,874,886

Six months ended June 30, 2013
Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405
Additions	13,640.051	1,389,678	1,215.140	139,000	14,855.191	1,528,678
Redemptions	(146,628.342)	(14,676,023)	(28,790.677)	(3,243,156)	(175,419.019)	(17,919,179)
Net loss		(7,151,035)		(737,244)		(7,888,279)
Unitholders’ capital at June 30, 2013	691,008.606	$65,621,019	68,997.679	$7,335,606	760,006.285	$72,956,625

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

Effective March 19, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”) who is the Managing Owner of the Trust, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of June 30, 2014, Series J allocates approximately one-fifth of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2014, the condensed statements of operations for the three months ended June 30, 2014 (“Second Quarter 2014”), for the six months ended June 30, 2014 (“Year-To-Date 2014”),for the three months ended June 30, 2013 (“Second Quarter 2013”), for the six months ended June 30, 2013 (“Year-To-Date 2013”), and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2014 and the Year-To-Date 2013 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2014 and the results of its operations for the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments on June 30, 2014 or December 31, 2013, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

June 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$11,621,228	$0	$0	$11,621,228
Investment in Affiliated Investment Funds, at fair value	$0	$4,641,570	$0	$4,641,570

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$36,141,750	$0	$0	$36,141,750
Investment in Affiliated Investment Funds, at fair value	$0	$12,249,728	$0	$12,249,728

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2014, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2014, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Affiliated Investment Funds represents the net asset value which is the amount that Series J could reasonably expect to receive from the Affiliated Investment Funds if Series J’s investment were redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Management fees to Managing Owner	$25,130	$102,973	$76,715	$219,651
Managing Owner interest earned on Certain Investment Funds	30,084	72,178	70,319	135,210
Operating expenses	39,350	57,070	76,260	110,506
	$94,564	$232,221	$223,294	$465,367

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2014 and December 31, 2013, were $39,500 and $52,350, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rule and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $30,084, $72,178, $70,319 and $135,210, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the administrative services fee earned indirectly totaled $12,811, $52,200, $38,913 and $111,409, respectively.

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

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Service Fee – Class I Units is composed of the following:

	Second Quarter 2014	Year-To-Date 2014
Monthly 1/12 of 2% service fee calculated on all Class I Units	$93,529	$284,609
Initial up-front 2% sales commissions	0	0
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(4,801)	(15,061)
Total	$88,728	$269,548

	Second Quarter 2013	Year-To-Date 2013
Monthly 1/12 of 2% service fee calculated on all Class I Units	$375,648	$795,200
Initial up-front 2% sales commissions	22,510	27,794
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(11,446)	(22,894)
Total	$386,712	$800,100

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

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the Administrator of Series J. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a). SS&C GlobeOp also serves as the administrator of the Affiliated Investment Funds.

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J indirectly paid administrator fees totaling $14,262, $35,435, $38,275 and $76,575, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to SS&C GlobeOp. For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J directly paid SS&C GlobeOp administrator fees of $10,729, $6,250, $16,979 and $12,500, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 27.51% and 24.25% of the Net Asset Value of Series J at June 30, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the Year-To-Date 2014 and the Year-To-Date 2013:

	Net Asset Value December 31, 2013	Purchases	Loss	Redemptions	Net Asset Value June 30, 2014
Investment in Affiliated Investment Funds	$12,249,728	$3,934,382	$(3,943,311)	$(7,599,229)	$4,641,570

	Net Asset Value December 31, 2012	Purchases	Loss	Redemptions	Net Asset Value June 30, 2013
Investment in Affiliated Investment Funds	$23,396,923	$25,399,836	$(5,667,029)	$(31,403,643)	$11,726,087

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

	Total Capital Commitment June 30, 2014	Net asset value June 30, 2014	Remaining Capital Commitment June 30, 2014
CTA Choice EGLG	$3,674,281	$1,082,890	$2,591,391
CTA Choice ELL	3,706,835	1,280,244	2,426,591
CTA Choice GLAGS	3,699,137	1,100,769	2,598,368
CTA Choice RDOK	3,513,476	725,788	2,787,688
CTA Choice SAXN	3,659,830	451,879	3,207,951
Total	$18,253,559	$4,641,570	$13,611,989

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

*Series J fully redeemed from BEAM and ORT as of April 30, 2013.

**Series J fully redeemed from HKSB as of August 31, 2013.

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013,Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $61,833, $241,043, $181,695 and $512,167, respectively.

For the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $0, $432, $0 and $189,510, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of June 30, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents per Unit operating performance data and other supplemental financial data for the Second Quarter 2014, Second Quarter 2013, Year-To-Date 2014 and the Year-To-Date 2013. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2014		June 30, 2014
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$83.76	$93.80	$95.16	$106.03

Loss from operations:
Net realized and change in unrealized gain (loss)(1)	0.77	(8.20)	0.91	(9.34)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.14	0.29	0.17	0.34
Expenses (3)	(1.49)	(2.71)	(1.29)	(2.08)
Total loss from operations	(0.58)	(10.62)	(0.21)	(11.08)
Net Asset Value per Unit at end of period	$83.18	$83.18	$94.95	$94.95

Total Return(4)	(0.69)%	(11.32)%	(0.22)%	(10.45)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(6.50)%	(5.51)%	(4.73)%	(3.50)%
Interest income (3)	0.00%	0.01%	0.01%	0.01%
Dividend income (3)	0.67%	0.67%	0.71%	0.69%
Other expenses (3)	7.17%	6.19%	5.45%	4.20%

Total expenses	7.17%	6.19%	5.45%	4.20%

Total returns are calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend and Interest income per Unit, expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses.
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013		June 30, 2013
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$102.15	$104.44	$113.76	$115.74

Loss from operations:
Net realized and change in unrealized loss (1)	(6.13)	(7.37)	(6.85)	(8.23)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.18	0.36	0.20	0.41
Expenses (3)	(1.24)	(2.47)	(0.79)	(1.60)
Total loss from operations	(7.19)	(9.48)	(7.44)	(9.42)
Net Asset Value per Unit at end of period	$94.96	$94.96	$106.32	$106.32

Total Return(4)	(7.04)%	(9.08)%	(6.54)%	(8.14)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(4.26)%	(4.15)%	(2.13)%	(2.10)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.72%	0.72%	0.72%	0.73%
Other expenses (3)	4.98%	4.87%	2.85%	2.83%

Total expenses	4.98%	4.87%	2.85%	2.83%

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

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of July 31, 2014:

	Total Capital Commitment July 31, 2014	Net asset value July 31, 2014	Remaining Capital Commitment July 31, 2014
Affiliated Investment Funds	$17,383,454	$4,051,568	$13,331,886

From July 1, 2014 through August 13, 2014, there were redemptions of $784,968.

Effective August 1, 2014, Series J allocates approximately one-sixth of its net assets to each of EGLG, ELL, GLAGS, RDOK and SAXN and CTA Choice FRT, which is managed by Fort, LP (“Fort”), pursuant to its Diversified Trading Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2014 (“Second Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments,LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of June 30, 2014, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at June 30, 2014, $11,621,228 or 71.46% were classified as Level 1 and $4,641,570 or 28.54% as Level 2. Of the Registrant’s investments at December 31, 2013, $36,141,750 or 74.69% were classified as Level 1 and $12,249,728 or 25.31% as Level 2. There were no Level 3 investments at June 30, 2014 or December 31, 2013, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2014 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Interests in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Second Quarter 2014

Subscriptions of Limited Units for the Second Quarter 2014 were $0. Redemptions of Limited Units for the Second Quarter 2014 were $6,426,135.

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

Market Overview

Following is a market overview for the Second Quarter 2014 and the Second Quarter 2013:

Second Quarter 2014

The global capital markets are slowly moving towards a more divergent monetary policy environment, which has begun to create trading opportunities for certain CTAs in the second quarter. Ukraine-Russian tensions, the future course of ECB and Federal Reserve Bank actions, in addition to disparate Chinese economic releases moved market over the second quarter.

In the U.S., many investors still believe that Fed tightening is off in the distance because inflation remains low and growth mixed. This belief supported equity and bond markets during the second quarter. Safe haven buying also served to put a floor under bond prices. However, in the background, the Fed is gradually removing quantitative easing and indeed Fed bond buying is scheduled to end by the fall. At that time, a more divergent market environment could develop here.

In the UK, the economic picture, which is perhaps a step ahead of the US, is a bit brighter and as a result fears of Bank of England tightening are closer to the present. This ultimately weighed on FTSE as it fell off mid-quarter highs marked in May; prices in the gilt similarly fell late in the quarter but received a bit of lift as the BOE sought to temper expectations for high rates in the immediate term.

Japan raised sales taxes in the beginning of the quarter, but so far that has not seemed to have pushed the economy into a recession. Abe’s structural reform program appears to be slowly moving forward. Any monetary tightening from Japan seems a bit more distant than in the US.

Conversely, in the Euro-Zone sluggish growth and low inflation paved the way for expectations that the ECB will continue to provide monetary stimulus. As such, German bund prices rose as inflationary readings fell and the DAX ended higher. It seems likely that monetary stimulus will be the longest lasting here compared to other developed markets.

In currency markets, volatility fell to multi-year lows as investors tried to find direction. In major currencies, the Japanese yen stayed within a relatively tight trading range. The British pound trended sharply higher as a string of strong economic readings sparked speculation that the BOE would be the first major central bank to raise the benchmark interest rates. The Australian dollar also rallied during the quarter as improving manufacturing in China buoyed the commodity currency. Conversely, sluggish readings in Europe weighed on the Euro as expectations increased for further ECB stimulus. The U.S. dollar was mixed, ultimately ending the period slightly off its first quarter close as vacillated on expectations for Federal Reserve activity. Finally, in other markets, the New Zealand dollar was lifted as the country again increased rates while the Norwegian krone slid lower on poor economic readings and increasing expectations for further interest rate reductions; the Swedish krona also moved lower during the 2nd quarter.

In the energies, crude oil was supported as global tensions rose. However, a jump in crude prices in response to crises in Iraq, Libya and the Ukraine did not emerge. In base metals, particularly zinc, prices rallied amid growing global demand and shrinking inventories. Better Chinese economic figures added impetus to the upward price move. Finally, in agricultural markets, grain prices made significant price moves lower – notably in corn and wheat – as perfect weather so far in the U.S. growing region is pointing to an abundance of supply at harvest.

Second Quarter 2013

Investors were caught off guard following Federal Reserve (“Fed”) Chairman Ben Bernanke’s May 22, 2013 testimony before Congress, when he stated that the central bank may begin tapering bond purchases in its quantitative easing (“QE”) program as early as the Fed’s next several meetings, if warranted by U.S. economic data. While Bernanke’s comment was dismissed as old news by some commentators, the market didn’t see it that way and the result was a sell-off in both equities and government bonds, and an increase in volatility across asset classes.

Concern about the end of QE gave new life to investors’ “bad news is good news” response to economic data. For example, the Commerce Department’s third and final estimate of first-quarter economic growth, released on June 26, 2013, came in at 1.8%, well below the previous estimate of 2.4%. Under normal circumstances, weaker-than-expected economic growth tends to drive down stock prices. However, shares advanced smartly in the wake of the news, as investors were hopeful that the disappointing data might help the Fed justify keeping its foot on the QE gas pedal a while longer. Ultimately, U.S. stocks ended the second quarter higher, with the Dow Jones Industrial Average advancing 2.92% and the S&P 500 Index gaining 2.91%.

In the bond market, yields of U.S. Treasuries drifted lower in April but then climbed sharply higher in May and June, particularly after Chairman Bernanke’s comments about tapering QE. The yield of the 10-year Treasury note soared to 2.52% on June 30, 2013, versus 1.87% at the end of March.

Japan’s stock market has been rallying since mid-November 2012, and when the Bank of Japan announced a massive QE program of its own in April, the momentum accelerated, only to reverse sharply along with U.S. shares following Bernanke’s statement. The Nikkei declined approximately 20% from its peak, before the rally resumed in late June. The index ended the quarter up approximately 10%.

In Europe investors have become accustomed to the issues surrounding the eurozone crisis and largely shrugged off events in the second quarter that in the past may have caused a large risk off trade. The political shift from austerity to more policies focused on economic growth was welcomed and signaled a change in sentiment that should reduce the fiscal drag faced by eurozone countries.

Commodity prices faced a challenging second quarter overall. Widely divergent trends emerged, as copper traded sharply lower, crude oil was virtually unchanged and grains prices were mixed. While the U.S. economy maintained a sluggish but ongoing recovery, China’s economic growth slowed, impacting demand for commodities. Also impacting commodities was the possibility that the Fed would taper QE.

The precious metals sub-sector was the weakest, with gold prices dropping almost 23% in the second quarter on the possibility of the Fed’s shift in monetary policy, record highs in the U.S. equity market, minimal inflation and higher real rates. The base metals sub-sector, dominated by copper, was hurt during the quarter by greater inventory levels and concerns about demand in the face of China’s government’s efforts to stem economic growth. Copper prices dropped 10.5% to three-year lows. Nickel, zinc, aluminum, lead and tin prices fell 17.7%, 2.3%, 6.9%, 2.9% and 15.3%, respectively.

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

The agriculture sub-sector was strongest during the quarter, though still generated mixed results. Grains prices were dominated by movements in futures curves. Last year’s draught limited current supplies and put upward pressure on front-month grain contracts, while the potential for record large crops hurt deferred pricing.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2014 and the Second Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant indirectly traded for the Second Quarter 2014 and the Second Quarter 2013.

Second Quarter 2014

As of June 30, 2014, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	17.82%
Energies	27.60%
Grains	26.97%
Indices	12.73%
Interest Rates	5.90%
Meats	0.00%
Metals	7.69%
Tropicals	1.29%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the Second Quarter 2014 were as follows:

Currencies: (+) Registrant experienced a majority of its gains in the British Pound, Australian dollar and Brazilian Real. The majority of its losses were incurred in the Swiss franc, euro and Japanese yen.

Interest Rates: (+) Registrant experienced a majority of its gains in U.S. rates. The majority of its losses were incurred in European and Pacific Rim rates.

Indices: (+) Registrant experienced a majority of its gains in Pacific Rim and European stock indices. The majority of losses were incurred in European.

Energies: (+) Registrant experienced a majority of its gains in crude oil. The majority of losses were incurred in gas and heating oils.

Metals: (+) Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in gold and copper.

Grains: (+) Registrant experienced a majority of its gains in corn. The majority of its losses were incurred in wheat.

Tropicals: (-) Registrant experienced no gains. The majority of its losses were incurred in sugar.

Meats: (+) Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Second Quarter 2013

As of June 30, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	7.08%
Energies	6.32%
Grains	49.18%
Indices	8.80%
Interest Rates	11.44%
Metals	14.42%
Tropicals	2.76%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the Second Quarter 2013 were as follows:

Currencies: (-) The Registrant experienced a majority of its gains in the Japanese yen. The majority of its losses were incurred in the Euro.

Interest Rates: (-) The Registrant experienced a majority of its gains in the U.S. 5-year Treasury note. The majority of its losses were incurred in the German bobl.

Stock Indices: (+) The Registrant experienced a majority of its gains in the Nikkei index. The majority of its losses were incurred in the DAX index.

Energies: (-) The Registrant experienced a majority of its gains in gas oil. The majority of its losses were incurred in crude oil.

Metals: (+) The Registrant experienced a majority of its gains in silver. The majority of its losses were incurred in aluminum.

Grains: (-) The Registrant experienced a majority of its gains in wheat. The majority of its losses were incurred in corn.

Meats: (-) The Registrant experienced no gains. The majority of its losses were incurred in live hogs.

Tropicals: (-) The Registrant experienced no gains. The majority of its losses were incurred in coffee.

Results of Operations

Year-To-Date 2014

The Net Asset Value per Unit of Class I as of June 30, 2014 was $83.18, a decrease of $10.62 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of June 30, 2014 was $94.95, a decrease of $11.08 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor at June 30, 2014. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$93.80	Beginning UNAV	$106.03	June 30, 2014
EGLG	(3.71)	EGLG	(4.20)	19.42%
ELL	(0.72)	ELL	(0.82)	20.00%
GLAGS	(2.49)	GLAGS	(2.82)	21.66%
RDOK	(1.79)	RDOK	(2.03)	19.52%
SAXN	0.08	SAXN	0.09	19.40%
Net Expenses	(1.99)	Net Expenses	(1.30)
ENDING UNAV	$83.18	Ending UNAV	$94.95	100.00%

The Registrant’s average net asset level during the Year-To-Date 2014 was approximately $29,071,000, a decrease of approximately $57,517,000 as compared to the Year-To-Date 2013, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2014 was (11.32)% and (10.45)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2014 was approximately $101,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2014 was approximately $3,943,000.

Dividend income for the Year-To-Date 2014 was approximately $98,000, a decrease of approximately $214,000, as compared to the Year-To-Date 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2014 were approximately $131,000, a decrease of approximately $280,000, as compared to the Year-To-Date 2013.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $182,000, a decrease of approximately $330,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2014 were approximately $77,000, a decrease of approximately $143,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $0.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 was approximately $39,000, a decrease of approximately $72,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2014 were approximately $270,000, a decrease of approximately $530,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2014 were approximately $156,000, a decrease of approximately $290,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2014 was approximately $70,000, a decrease of approximately $65,000, as compared to the Year-To-Date 2013.

Operating expenses were approximately $243,000 for the Year-To-Date 2014. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $59,000 for the Year-To-Date 2014.

Year-To-Date 2013

The Net Asset Value per Unit of Class I as of June 30, 2013 was $94.96, a decrease of $9.48 from the December 31, 2012 net asset level of $104.44.

The Net Asset Value per Unit of Class II as of June 30, 2013 was $106.32, a decrease of $9.42 from the December 31, 2012 net asset level of $115.74.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2013, as well as the allocation of the Registrant’s assets to each Trading Advisor at June 30, 2013. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2013, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$104.44	Beginning UNAV	$115.74	June 30, 2013
BEAM	(1.08)	BEAM	(1.20)	0.00%
EGLG	(1.59)	EGLG	(1.76)	19.72%
GLAGS	(1.65)	GLAGS	(1.83)	20.93%
HKSB	(1.20)	HKSB	(1.33)	19.36%
ORT	(1.60)	ORT	(1.78)	0.00%
RDOK	0.44	RDOK	0.49	20.11%
SAXN	(0.30)	SAXN	(0.33)	19.88%
Net Expenses	(2.50)	Net Expenses	(1.68)
ENDING UNAV	$94.96	ENDING UNAV	$106.32	100.00%

The Registrant’s average net asset level during the Year-To-Date 2013 was approximately $86,588,000, a decrease of approximately $46,905,000 as compared to the Year-To-Date 2012, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2013 was (9.08)% and (8.14)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2013 was approximately $519,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2013 was approximately $5,667,000.

Dividend income for the Year-To-Date 2013 was approximately $312,000, a decrease of approximately $289,000, as compared to the Year-To-Date 2012.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2013 were approximately $411,000, an increase of approximately $176,000, as compared to the Year-To-Date 2012.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $512,000, a decrease of approximately $197,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2013 were approximately $220,000, a decrease of approximately $111,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 was approximately $111,000, a decrease of approximately $55,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2013 were approximately $800,000, a decrease of approximately $245,000 as compared to the Year-To-Date 2012 primarily due to the decrease in the average net asset level discussed above.

Sales Commissions for the Year-To-Date 2013 were approximately $446,000, a decrease of approximately $234,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2013 was approximately $135,000, a decrease of approximately $164,000, as compared to the Year-To-Date 2012.

Operating expenses were approximately $316,000 for the Year-To-Date 2013. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $99,000 for the Year-To-Date 2013.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2014.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at June 30, 2014 and December 31, 2013. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2014 and December 31, 2013, the Registrant had total capitalizations of approximately $17 million and $51 million, respectively.

	June 30, 2014		December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$210,409	1.25%	$1,985,413	3.93%
Currencies	635,197	3.76%	1,364,856	2.70%
Commodities	2,264,808	13.42%	5,706,209	11.29%
Stock indices	453,651	2.69%	1,102,980	2.18%

Total	$3,564,065	21.12%	$10,159,458	20.10%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Second Quarter 2014 and the Second Quarter 2013 based upon the Registrant’s total average capitalization of approximately $20 million and $81 million, respectively.

	Second Quarter 2014		Second Quarter 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$306,189	1.56%	$1,695,869	2.11%
Currencies	627,275	3.20%	1,156,856	1.43%
Commodities	2,120,133	10.83%	5,852,819	7.26%
Stock indices	457,929	2.34%	906,675	1.12%

Total	$3,511,526	17.93%	$9,612,219	11.92%

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

Based on the trading value at risk at June 30, 2014, the Registrant experienced a net increase in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2013. A net increase in the average trading value at risk, relative to average capitalization levels was experienced during the Second Quarter 2014 as compared with the Second Quarter 2013.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Second Quarter 2014. Based upon such evaluation, the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of June 30, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2014.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2014, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 693,710.047 Units amounting to approximately $85,177,656.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments,LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: August 13, 2014
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: August 13, 2014
	Name:	David K. Spohr
	Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

