Form 10-Q
period 2014-09-30
World Monitor Trust III - Series J
filed 2014-11-12
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

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

SEPTEMBER 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents (see Note 2)	$1,918,839	$8,122,265
Investment in securities, at fair value (cost $10,732,658 and $36,419,914 at September 30, 2014 and December 31, 2013, respectively)	10,646,507	36,141,750
Investment in Affiliated Investment Funds, at fair value (cost $3,938,434 and $11,482,083 at September 30, 2014 and December 31, 2013, respectively) (see Note 7)	4,447,594	12,249,728
Total assets	$17,012,940	$56,513,743

LIABILITIES
Accrued expenses payable	$161,193	$177,954
Offering costs payable	0	12,419
Service fees payable (see Note 5)	26,479	86,619
Redemptions payable	442,400	5,716,893
Total liabilities	630,072	5,993,885

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 170,121.088 and 489,671.166 Units outstanding at September 30, 2014 and December 31, 2013, respectively	15,359,710	45,929,534
Class II Units:
Unitholders’ Units – 9,882.126 and 43,291.800 Units outstanding at September 30, 2014 and December 31, 2013, respectively	1,023,158	4,590,324
Total Unitholders’ capital (Net Asset Value)	16,382,868	50,519,858
Total liabilities and Unitholders’ capital	$17,012,940	$56,513,743

NET ASSET VALUE PER UNIT
Class I	$90.29	$93.80
Class II	$103.54	$106.03

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014		December 31, 2013
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 0.000 and 1,107,398.277 at September 30, 2014 and December 31, 2013, respectively)*	0.00%	$0	23.87%	$12,059,567
JP Morgan Short Duration Bond – Select (shares 326,278.525 and 0.000 at September 30, 2014 and December 31, 2013, respectively)*	21.69%	3,553,173	0.00%	0
Fidelity Instl Shrt-Interm Govt (shares 354,156.028 and 1,202,857.728 at September 30, 2014 and December 31, 2013, respectively)	21.68%	3,552,185	23.79%	12,016,549
T. Rowe Price Short-Term Fund (shares 742,379.298 and 2,518,921.488 at September 30, 2014 and December 31, 2013, respectively)	21.62%	3,541,149	23.88%	12,065,634
Total investment in securities (cost $10,732,658 and $36,419,914 at September 30, 2014 and December 31, 2013, respectively)	64.99%	$10,646,507	71.54%	$36,141,750

Investment in Affiliated Investment Funds:
CTA Choice EGLG	5.08%	$832,059	6.35%	$3,206,826
CTA Choice ELL	7.00%	1,147,291	6.95%	3,510,668
CTA Choice RDOK	5.82%	953,333	4.37%	2,208,911
Other investment in Affiliated Investment Funds	9.25%	1,514,911	6.58%	3,323,323
Total investment in Affiliated Investment Funds (cost $3,938,434 and $11,482,083 at September 30, 2014 and December 31, 2013, respectively)	27.15%	$4,447,594	24.25%	$12,249,728

* On February 14, 2014, shares from JP Morgan Short Duration Bond were transferred to JP Morgan Short Duration Bond – Select.

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income	$83	$554	$915	$2,235
Dividend income	27,754	114,708	125,525	426,789
Total investment income	27,837	115,262	126,440	429,024
EXPENSES
Management fees to Managing Owner	20,433	85,103	97,148	304,754
Managing Owner interest earned on Certain Investment Funds (see Note 4)	1,060	0	71,379	135,210
Service fees - Class I Units (see Note 5)	74,265	305,358	343,813	1,105,458
Sales commission	41,490	173,012	197,031	618,584
Offering costs	0	88,552	59,072	187,845
Operating expenses	84,057	139,553	327,331	455,478
Total expenses	221,305	791,578	1,095,774	2,807,329
Net investment loss	(193,468)	(676,316)	(969,334)	(2,378,305)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(4,414)	(52,981)	(131,045)	(40,507)
Net change in unrealized depreciation/appreciation on investment in securities	(35,994)	88,224	192,013	(443,511)
Net (loss) gain from investment in securities	(40,408)	35,243	60,968	(484,018)
Net realized gain (loss) on investment in Affiliated Investment Funds	1,476,925	(2,703,058)	(2,071,546)	(8,563,090)
Net change in unrealized appreciation/depreciation on investment in Affiliated Investment Funds	136,355	725,157	(258,485)	918,160
Net gain (loss) from investment in Affiliated Investment Funds	1,613,280	(1,977,901)	(2,330,031)	(7,644,930)
NET INCOME (LOSS)	$1,379,404	$(2,618,974)	$(3,238,397)	$(10,507,253)
NET GAIN (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net gain (loss) per weighted average Unitholder
Class I	$7.19	$(3.69)	$(11.19)	$(13.17)
Class II	$8.72	$(3.63)	$(13.30)	$(12.74)
Weighted average number of Units outstanding - Class I	178,677.950	646,572.335	265,291.663	723,809.388
Weighted average number of Units outstanding - Class II	10,833.383	64,492.095	20,223.821	76,213.581

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Nine months ended September 30, 2014
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(319,550.078)	(27,600,502)	(33,409.674)	(3,298,091)	(352,959.752)	(30,898,593)
Net loss		(2,969,322)		(269,075)		(3,238,397)
Unitholders’ capital at September 30, 2014	170,121.088	$15,359,710	9,882.126	$1,023,158	180,003.214	$16,382,868

Nine months ended September 30, 2013
Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405
Additions	17,412.069	1,744,678	1,457.357	164,000	18,869.426	1,908,678
Redemptions	(239,929.352)	(23,318,356)	(37,742.661)	(4,172,992)	(277,672.013)	(27,491,348)
Net loss		(9,536,009)		(971,244)		(10,507,253)
Unitholders’ capital at September 30, 2013	601,479.614	$54,948,712	60,287.912	$6,196,770	661,767.526	$61,145,482

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

Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective March 17, 2014, Kenmar Global Investment Management, L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of September 30, 2014, Series J allocates approximately one-sixth of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice ORT (“ORT”)	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)* **	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)* **	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12
CTA Choice GLAGS (“GLAGS”)* **	Global Ag, LLC	Diversified Program	12/1/12
CTA Choice RDOK (“RDOK”)* **	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)* **	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13
CTA Choice FRT (“FRT”)**	Fort, L.P.	Global Diversified Program	08/1/14

* From December 1, 2013 to July 31, 2014, Series J allocated approximately one-fifth of its Allocated Assets to each of ELL, EGLG, GLAGS, RDOK and SAXN.

**Effective August 1, 2014, Series J allocated approximately one-sixth of its Allocated Assets to each of ELL, EGLG, FRT, GLAGS, RDOK and SAXN.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.        Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2014, the condensed statements of operations for the three months ended September 30, 2014 (“Third Quarter 2014”), for the nine months ended September 30, 2014 (“Year-To-Date 2014”), for the three months ended September 30, 2013 (“Third Quarter 2013”), for the nine months ended September 30, 2013 (“Year-To-Date 2013”), and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2014 and the Year-To-Date 2013 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2014 and the results of its operations for the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The weighted average number of Units outstanding was computed for purposes of disclosing net gain (loss) per weighted average Unitholder. The weighted average number of Units is equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the period.

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

There are no Level 3 investments on September 30, 2014 or December 31, 2013, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

September 30, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$10,646,507	$0	$0	$10,646,507
Investment in Affiliated Investment Funds, at fair value	$0	$4,447,594	$0	$4,447,594

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$36,141,750	$0	$0	$36,141,750
Investment in Affiliated Investment Funds, at fair value	$0	$12,249,728	$0	$12,249,728

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

Series J recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.         Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2014, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2014, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.      RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Management fees to Managing Owner	$20,433	$85,103	$97,148	$304,754
Managing Owner interest earned on Certain Investment Funds	1,060	0	71,379	135,210
Operating expenses	36,097	47,712	112,357	158,218
	$57,590	$132,815	$280,884	$598,182

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2014 and December 31, 2013, were $37,050 and $52,350, respectively.

Note 4.      MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of September 30, 2014, the loss carry forward amounted to $16,680. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $1,060, $0, $71,379 and $135,210, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.      MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the administrative services fee earned indirectly totaled $10,380, $43,256, $49,293 and $154,665, respectively.

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

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, the Service Fee – Class I Units is composed of the following:

	Third Quarter 2014	Year-To-Date 2014
Monthly 1/12 of 2% service fee calculated on all Class I Units	$77,550	$362,159
Initial up-front 2% sales commissions	0	0
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(3,285)	(18,346)
Total	$74,265	$343,813

	Third Quarter 2013	Year-To-Date 2013
Monthly 1/12 of 2% service fee calculated on all Class I Units	$311,281	$1,106,481
Initial up-front 2% sales commissions	7,100	34,894
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(13,023)	(35,917)
Total	$305,358	$1,105,458

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J indirectly paid administrator fees totaling $13,945, $31,385, $52,220 and $107,960, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to SS&C GlobeOp. For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J directly paid SS&C GlobeOp administrator fees of $6,250, $6,250, $23,229 and $18,750, respectively.

Note 7.      INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 27.15% and 24.25% of the Net Asset Value of Series J at September 30, 2014 and December 31, 2013, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the Year-To-Date 2014 and the Year-To-Date 2013:

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value September 30, 2014
Investment in Affiliated Investment Funds	$12,249,728	$5,272,996	$(2,330,031)	$(10,745,099)	$4,447,594

	Net asset value December 31, 2012	Purchases	Loss	Redemptions	Net asset value September 30, 2013
Investment in Affiliated Investment Funds	$23,396,923	$33,601,115	$(7,644,930)	$(37,854,160)	$11,498,948

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

	Total Capital Commitment September 30, 2014	Net asset value September 30, 2014	Remaining Capital Commitment September 30, 2014
CTA Choice EGLG	$3,046,961	$832,059	$2,214,902
CTA Choice ELL	2,634,512	1,147,291	1,487,221
CTA Choice FRT	2,750,959	651,507	2,099,452
CTA Choice GLAGS	2,974,819	454,111	2,520,708
CTA Choice RDOK	2,934,033	953,333	1,980,700
CTA Choice SAXN	2,581,961	409,293	2,172,668
Total	$16,923,245	$4,447,594	$12,475,651

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

(Unaudited)

Note 9.    COSTS, FEES AND EXPENSES (CONTINUED)

B.        Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM*	1.00%	20.00%
EGLG	2.00%	25.00%
ELL	0.00%	30.00%
FRT	2.00%	20.00%
GLAGS	2.00%	20.00%
HKSB**	0.00%	25.00%
ORT*	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN	0.00%	25.00%

* Series J fully redeemed from BEAM and ORT as of April 30, 2013.

** Series J fully redeemed from HKSB as of August 31, 2013.

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $56,629, $225,365, $238,324 and $737,532, respectively.

For the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and Year-To-Date 2013, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $142,340, $546, $142,340 and $190,056, respectively.

C.         Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.    DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of September 30, 2014 and December 31, 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the Third Quarter 2014, Third Quarter 2013, Year-To-Date 2014 and the Year-To-Date 2013. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2014		September 30, 2014
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$83.18	$93.80	$94.95	$106.03
Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	8.14	(0.04)	9.31	0.00
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.15	0.43	0.17	0.50
Expenses	(1.18)	(3.90)	(0.89)	(2.99)
Total gain (loss) from operations	7.11	(3.51)	8.59	(2.49)
Net Asset Value per Unit at end of period	$90.29	$90.29	$103.54	$103.54

Total Return (4)	8.55%	(3.74)%	9.05%	(2.35)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(4.81)%	(5.27)%	(2.91)%	(3.32)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.67%	0.66%	0.68%	0.67%
Other expenses (3)	5.48%	5.93%	3.59%	3.99%
Total expenses	5.48%	5.93%	3.59%	3.99%

Total returns are calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend and Interest income per Unit, expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Total trading and investing gain (loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses.
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.    FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2013		September 30, 2013
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$94.96	$104.44	$106.32	$115.74
Loss from operations:
Net realized and change in unrealized loss (1)	(2.61)	(9.98)	(2.95)	(11.18)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.16	0.53	0.18	0.59
Expenses	(1.15)	(3.63)	(0.76)	(2.36)
Total loss from operations	(3.60)	(13.08)	(3.53)	(12.95)
Net Asset Value per Unit at end of period	$91.36	$91.36	$102.79	$102.79

Total Return (4)	(3.79)%	(12.52)%	(3.32)%	(11.19)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(4.24)%	(4.17)%	(2.21)%	(2.12)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.68%	0.71%	0.68%	0.71%
Other expenses (3)	4.92%	4.88%	2.89%	2.83%
Total expenses	4.92%	4.88%	2.89%	2.83%

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.    SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of October 31, 2014:

	Total Capital Commitment October 31, 2014	Net asset value October 31, 2014	Remaining Capital Commitment October 31, 2014
Affiliated Investment Funds	$15,950,602	$4,062,606	$11,887,996

From October 1, 2014 through November 11, 2014, there were redemptions of $208,034.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2014 (“Third Quarter 2014”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, postage and related services with respect to monitoring the Trust and other administrative services. The Registrant pays a monthly fee to ClariTy Managed Account & Analytics Platform, L.P., who effective March 17, 2014 changed its name and form of entity to Clarity Managed Account & Analytics Platform, LLC (“ClariTy”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors. ClariTy refers to either ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed.

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

From December 1, 2013 to July 31, 2014, the Registrant allocated approximately one-fifth of its Allocated Assets to each of EGLG, GLAGS, RDOK, SAXN and CTA Choice ELL, which is managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program and is a discretionary, fundamental, event driven program.

As of August 1, 2014, the Registrant allocated approximately one-sixth of its Allocated Assets to each EGLG, ELL, GLAGS, RDOK, SAXN and CTA Choice FRT, which is managed by Fort, L.P. (“Fort”), pursuant to its Global Diversified Program.

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

Fort’s Global Diversified Trading Program consists of three separate strategy components: (i) trend anticipating; (ii) trend following; and (iii) short term mean reversion. Fort’s investment objective is to achieve attractive absolute returns and reduced volatility of returns primarily through trading a broad spectrum of futures contracts, including short term interest rates, bonds, currencies, stock indices, energy and metals. Fort has designed its Trading Program in an attempt to produce high quality risk adjusted returns with a low correlation to broad based equity markets such as the S&P 500 or the MSCI world index. In an attempt to reduce volatility, the trading program is not constructed based primarily on one sided exposure to a particular market factor, such as long exposure to equity investments.

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

	Effective December 1, 2012
	Management	Incentive
Trading Advisor	Fee	Fee

BEAM*	1.00%	20.00%
Eagle	2.00%	25.00%
Ellington***	0.00%	30.00%
Fort****	2.00%	20.00%
Global	2.00%	20.00%
Hawksbill**	0.00%	25.00%
Ortus*	1.00%	25.00%
Red Oak	2.00%	20.00%
Saxon	0.00%	25.00%

* The Registrant fully redeemed from BEAM and ORT as of April 30, 2013.

** The Registrant fully redeemed from HKSB as of August 31, 2013.

*** The Registrant subscribed to ELL as of December 1, 2013.

**** The Registrant subscribed to FRT as of August 1, 2014.

“New High Net Trading Profits” (for purposes of calculating an Trading Advisor’s incentive fees) will generally be computed as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Affiliated Investment Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Affiliated Investment Fund, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of September 30, 2014, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at September 30, 2014, $10,646,507 or 70.53% were classified as Level 1 and $4,447,594 or 29.47% as Level 2. Of the Registrant’s investments at December 31, 2013, $36,141,750 or 74.69% were classified as Level 1 and $12,249,728 or 25.31% as Level 2. There were no Level 3 investments at September 30, 2014 or December 31, 2013, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks or brokerage firms. The Managing Owner is paid monthly 1/12 of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” or “Managing Owner Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2014 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Interests in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Third Quarter 2014 and Year-To-Date 2014

Subscriptions of interests for the Third Quarter 2014 and Year-To-Date 2014 were $0 and $0, respectively. Redemptions of interests for the Third Quarter 2014 and Year-To-Date 2014 were $1,871,422 and $30,898,593, respectively.

Third Quarter 2013 and Year-To-Date 2013

Subscriptions of interests for the Third Quarter 2013 and Year-To-Date 2013 were $380,000 and $1,908,678, respectively. Redemptions of interests for the Third Quarter 2013 and Year-To-Date 2013 were $9,572,169 and $27,491,348, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2014 and the Third Quarter 2013:

Third Quarter 2014

Decoupling of global central bank policy began in earnest in the 3rd quarter. Basis consensus expectations are now that the U.K. will likely be the first to hike short term rates while the U.S. is approaching the end of tapering and expectations are for the first interest rate hike in mid-2015. Conversely in Europe, easing is still the order of the day, as the economy there remains near recession levels. In Japan, the anticipated rebound after the 2ndQ value added tax increase has yet to materialize thereby increasing expectations for further stimulus there. This divergence resulted in strong currency trends during the 3rd quarter. Overall, the U.S. dollar moved sharply higher while the euro, British pound, Japanese yen and commodity currencies ended the quarter lower.

Despite market expectations to the contrary, prices of global bonds continued to afford opportunity during the 3rd quarter. Gains were greatest in European markets where the outlook for additional stimulus strengthened. In the U.S., bond prices lacked clear direction vacillating on safe haven buying to concerns over Fed rate hikes. Global equity markets were volatile during the third quarter. In the U.S., the S&P and Dow managed to end the period higher while the Russell 2000 ended the quarter with losses. In Europe, the British, French and German markets all ended the quarter lower while in Japan, indices were generally higher after the three month period.

In commodities, grain markets have offered ample opportunity as prices fell sharply in reaction to expectations for record U.S. harvests. Price action in the base metals was mixed over the quarter while precious metals prices sank. In other commodity markets, sugar fell while cocoa rallied as fears that Ebola would disrupt harvesting buoyed the market. In meats, cattle ended the quarter higher while hogs prices fell.

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

The Federal Reserve (the “Fed”) kept the current quantitative easing program (“QE”) unchanged, despite its earlier taper talk, due to weak economic data and uncertainty over budget negotiations and the debt ceiling debate. This was good news for bond investors, as 10-year bond yields fell from a two-year high of 3.00% to close at 2.61%.

Japan had one of the better performing equity markets in the third quarter, as Prime Minister Abe’s growth plans appear to be succeeding; second quarter 2013 GDP was revised to +3.8%, and consumer prices increased to 0.9% year on year in August, the biggest annual rise in almost 5 years.

The eurozone continues to stabilize, with second quarter GDP coming in at +0.3% and sovereign bond yields for some of the hardest hit countries trending lower throughout the quarter. The European Central Bank’s accommodative posture is signaling the market that it intends to stand behind its role as backstop for the region. Against this backdrop, the euro ended the quarter at its highest level versus the U.S. dollar since the beginning of the year. In fact, the U.S. dollar lost ground relative to most major developed and emerging market currencies in the third quarter.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)     the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2014 and the Third Quarter 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)     a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant indirectly traded for the Third Quarter 2014 and the Third Quarter 2013.

Third Quarter 2014

As of September 30, 2014, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	12.39%
Energies	25.47%
Grains	19.39%
Indices	12.60%
Interest Rates	18.86%
Meats	4.27%
Metals	5.83%
Tropicals	1.19%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the Third Quarter 2014 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the euro, Dollar Index, Japanese yen and Swiss franc. The majority of losses were incurred in the British pound, Mexican peso and Australian and Canadian dollars.

Interest Rates: (+) Registrant experienced the majority of its gains in the gilt, U.S. 5-year Note and U.S. 30-year bond markets. The majority of losses were incurred in the German bund and U.S. 2-year note markets.

Indices: (-) Registrant experienced the majority of its gains in the Nikkei. The majority of losses were incurred in the DAX, FTSE and All Ordinaire.

Energies: (-) Registrant experienced the majority of its gains in gas oil. The majority of losses were in crude oil and RBOB gasoline.

Metals: (-) Registrant experienced the majority of its gains in aluminum and silver. The majority of losses were incurred in palladium, platinum and copper.

Grains: (+) Registrant experienced the majority of its gains in soybeans and corn. The majority of losses were incurred in soybean meal.

Tropicals: (+) Registrant realized the majority of its gains in sugar. The majority of losses were incurred in coffee.

Meats: (-) Registrant experienced the majority of its gains in live hogs. The majority of losses were incurred in live cattle.

Third Quarter 2013

As of September 30, 2013, the allocation of the Registrant’s assets to major sectors was as follows:

Sector	Allocation

Currencies	9.17%
Energies	2.19%
Grains	69.73%
Indices	9.18%
Interest Rates	6.06%
Meats	1.14%
Metals	1.74%
Tropicals	0.79%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant indirectly traded for the Third Quarter 2013 were as follows:

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

Results of Operations

Year-To-Date 2014

The Net Asset Value per Unit of Class I as of September 30, 2014 was $90.29, a decrease of $3.51 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of September 30, 2014 was $103.54, a decrease of $2.49 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor at September 30, 2014. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30,
Beginning UNAV	$93.80	Beginning UNAV	$106.03	2014
EGLG	(1.08)	EGLG	(1.22)	16.57%
ELL	(0.76)	ELL	(0.85)	16.62%
FRT	0.62	FRT	0.70	16.70%
GLAGS	1.96	GLAGS	2.21	16.36%
RDOK	0.49	RDOK	0.56	17.05%
SAXN	(0.72)	SAXN	(0.82)	16.70%
Net Expenses	(4.02)	Net Expenses	(3.07)
ENDING UNAV	$90.29	ENDING UNAV	$103.54	100.00%

The Registrant’s average net asset level during the Year-To-Date 2014 was approximately $25,266,000, a decrease of approximately $54,886,000 as compared to the Year-To-Date 2013, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2014 was (3.74)% and (2.35)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2014 was approximately $61,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2014 was approximately $2,330,000.

Dividend income for the Year-To-Date 2014 was approximately $126,000, a decrease of approximately $301,000, as compared to the Year-To-Date 2013.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2014 were approximately $169,000, a decrease of approximately $371,000, as compared to the Year-To-Date 2013.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $238,000, a decrease of approximately $500,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2014 were approximately $97,000, a decrease of approximately $208,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 were approximately $142,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014 was approximately $49,000, a decrease of approximately $106,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2014 were approximately $344,000, a decrease of approximately $761,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2014 were approximately $197,000, a decrease of approximately $422,000 as compared to the Year-To-Date 2013, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2014 was approximately $71,000, a decrease of approximately $64,000, as compared to the Year-To-Date 2013.

Operating expenses were approximately $327,000 for the Year-To-Date 2014. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30,
Beginning UNAV	$104.44	Beginning UNAV	$115.74	2013
BEAM	(1.08)	BEAM	(1.20)	0.00%
EGLG	(5.08)	EGLG	(5.63)	24.48%
GLAGS	0.49	GLAGS	0.55	25.80%
HKSB	(1.92)	HKSB	(2.13)	0.00%
ORT	(1.60)	ORT	(1.78)	0.00%
RDOK	0.03	RDOK	0.03	24.81%
SAXN	(0.80)	SAXN	(0.89)	24.91%
Net Expenses	(3.12)	Net Expenses	(1.90)
ENDING UNAV	$91.36	ENDING UNAV	$102.79	100.00%

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

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2013 were approximately $738,000, a decrease of approximately $283,000 as compared to the Year-To-Date 2012, primarily due to the decrease in the average net asset level discussed above.

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

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2013 was approximately $135,000, a decrease of approximately $444,000, as compared to the Year-To-Date 2012.

Operating expenses were approximately $455,000 for the Year-To-Date 2013. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $188,000 for the Year-To-Date 2013.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2014.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2013 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2013.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at September 30, 2014 and December 31, 2013. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2014 and December 31, 2013, the Registrant had total capitalizations of approximately $16 million and $51 million, respectively.

	September 30, 2014		December 31, 2013
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$480,661	2.93%	$1,985,413	3.93%
Currencies	315,901	1.93%	1,364,856	2.70%
Commodities	1,430,959	8.73%	5,706,209	11.29%
Stock indices	321,190	1.96%	1,102,980	2.18%
Total	$2,548,711	15.55%	$10,159,458	20.10%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Third Quarter 2014 and the Third Quarter 2013 based upon the Registrant’s total average capitalization of approximately $17 million and $67 million, respectively.

	Third Quarter 2014		Third Quarter 2013
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$385,733	2.33%	$759,543	1.13%
Currencies	477,377	2.89%	555,002	0.83%
Commodities	1,986,679	12.01%	5,916,741	8.82%
Stock indices	384,349	2.32%	603,412	0.90%
Total	$3,234,138	19.55%	$7,834,698	11.68%

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

The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Registrant.

Based on the trading value at risk at September 30, 2014, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2013. A net increase in the average trading value at risk, relative to average capitalization levels was experienced during the Third Quarter 2014 as compared with the Third Quarter 2013.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2014. Based upon such evaluation, the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of September 30, 2014, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2014.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2014, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 693,710.47 Units amounting to approximately $85,177,656.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

	By:	/s/ Jim Parrish		Date: November 12, 2014
		Name:	Jim Parrish
		Title:	President
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 12, 2014
		Name:	David K. Spohr
		Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

