Form 10-K
period 2014-12-31
World Monitor Trust III - Series J
filed 2015-03-17
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated filer ☐	Accelerated file ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of June 30, 2014 is $16,874,886.

As of March 1, 2015, there were 169,519.5144 Unitholders’ Units outstanding.

WORLD MONITOR TRUST iII – SERIES J

(a Delaware Business Trust)

  ___________________

TABLE OF CONTENTS

___________________

 PART I

ITEM 1.	BUSINESS

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for service rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the Registrant’s financial statements included in its Annual Report for the year ended December 31, 2014 (the “Registrant’s 2014 Annual Report”), which is filed as an exhibit hereto).

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member of CTA Choice. From December 1, 2012 to April 30, 2013, the Registrant allocated approximately one-seventh of its Allocated Assets to each of the following CTA Funds:

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

From September 1, 2013 to November 30, 2013, the Registrant allocated approximately one-quarter of its Allocated Assets to each of EGLG, GLAGS, RDOK and SAXN after fully redeeming from HKSB as of August 31, 2013.

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

Eagle’s Global Program is a technical, trend-following system developed, based on Eagle’s extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets—currencies, fixed income, energies, commodities and stock indices—that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to attempt to limit downside risk.

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

Fees and Expenses

Management Fee

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of the Registrant’s Net Asset Value (defined below) at the beginning of each month (See Note 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto).

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

	Effective December 1, 2012
	Management	Incentive
Trading Advisor	Fee	Fee

BEAM*	1.00%	20.00%
EGLG	2.00%	25.00%
ELL***	0.00%	30.00%
FRT****	2.00%	20.00%
GLAGS*****	2.00%	20.00%
HKSB**	0.00%	25.00%
ORT*	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN*****	0.00%	25.00%

* The Registrant fully redeemed from BEAM and ORT as of April 30, 2013.
** The Registrant fully redeemed from HKSB as of August 31, 2013.
*** The Registrant subscribed to ELL as of December 1, 2013.
**** The Registrant subscribed to FRT as of August 1, 2014.
***** The Registrant fully redeemed from GLAGS and SAXN as of December 31, 2014.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Affiliated Investment Fund into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Affiliated Investment Fund, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant’s meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2014, is set forth under Items 6, 7, and 8 herein.

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

The Trust must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trust is subject to the substantial fees and expenses described herein regardless of its performance. In addition, the Trust pays incentive fees to each Trading Advisor based on such Trading Advisor’s performance and not on the performance of the Trust as a whole. Such fees and expenses include asset-based fees of up to 5.50% per annum for Class I Unitholders and up to 3.50% per annum for Class II Unitholders, which includes the Managing Owner’s Management Fee of 0.50%, the Trading Advisors’ weighted average Base Fee of 1.03% (although the actual Base Fee for a particular Trading Advisor may be lower or higher than 1.20% per annum and may be as much as 2.00% per annum), the Selling Agent’s Sales Commission of 1.00%, Organization and Offering Expenses of up to 0.50% and, in the case of Class I, the Service Fee of 2.00% (although the actual Service Fee may be higher or lower, and is currently estimated to be 2.83%). In addition, the Trust is indirectly subject to incentive fees generally equal to 20% of net profits on a cumulative high water mark basis although the actual incentive fee for a particular Trading Advisor may be lower or higher than 20% and may be as much as 30%. The Trading Advisors’ fees are based on a variety of factors, including the fees a Trading Advisor charges to other clients.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice BEAM: BEAM Multi-Strategy Program	50%
CTA Choice EGLG: Eagle Global Program	30-50%
CTA Choice ELL: Ellington Global Macro Trading Program	20%
CTA Choice FRT: Fort Global Diversified Program	30-40%
CTA Choice GLAGS: Global Ag Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	25%
CTA Choice ORT: Ortus Currency Program	0%
CTA Choice RDOK: Red Oak Fundamental Trading Program	5-35%
CTA Choice SAXN: Saxon Aggressive Diversified Program	30%

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

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice BEAM: BEAM Multi-Strategy Program	0%
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice ELL: Ellington Global Macro Trading Program	<10%
CTA Choice FRT: Fort Global Diversified Program	10%
CTA Choice GLAGS: Global Discretionary Program	0%
CTA Choice HKSB: Hawksbill Global Diversified Program	1%
CTA Choice ORT: Ortus Currency Program	100%
CTA Choice RDOK: Red Oak Fundamental Trading Program	0%
CTA Choice SAXN: Saxon Aggressive Diversified Program	5%

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

The Managing Owner has complete discretion in allocating the Trust’s assets to Trading Advisors. The Trust’s success depends on the Managing Owner’s ability and the ability of its Investment Committee, to select Trading Advisors and allocate assets. If the Trust lost the services of the Managing Owner or both of their principals, it might have to be terminated by way of compulsory redemption of all issued and outstanding Units in the Trust.

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

In order to determine net profits and losses, the investment positions and other assets held by the Trust must be valued. In valuing the Trust’s assets, SS&C GlobeOp will receive input from third parties (including pricing services, data providers, Brokers, and ClariTy) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with SS&C GlobeOp in accordance with the Trust’s valuation policies and procedures. Should these valuations prove to be incorrect, the Trust may experience losses.

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

If the Registrant has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Registrant. The Managing Owner presently does not intend to make any distributions from the Registrant. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Registrant’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Registrant may have capital losses from trading activities that cannot be deducted against the Registrant’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Registrant generates a net loss.

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

Certain administrative services are provided by SS&C GlobeOp Financial Services LLC, the Registrant’s administrator, which is located at One South Road, Harrison, NY, USA, 10528. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from Note 1 of the Registrant’s 2014 Annual Report to this section, which is filed as an exhibit hereto.

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

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2014.

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

The Managing Owner redeemed all of its Units in the Registrant. As of March 1, 2015, there were 256 holders of record owning 169,519.5144 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2012 through December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant for the years ended December 31, 2010 to December 31, 2014. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 21 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Total revenues
(including interest)	$(2,100,266)	$(5,510,870)	$(8,226,319)	$(3,326,340)	$16,276,475

Net (loss) income	$(3,411,290)	$(8,917,010)	$(13,597,228)	$(12,915,149)	$4,609,288

Net (loss) income per
weighted average
Unit Class I	$(12.94)	$(11.94)	$(12.75)	$(10.97)	$3.83

Net (loss) income per
weighted average
Unit Class II	$(15.47)	$(11.26)	$(11.43)	$(9.06)	$6.77

Total assets	$16,017,709	$56,513,743	$101,866,319	$146,609,262	$154,366,907

Net Asset Value per
Unit Class I	$89.33	$93.80	$104.44	$117.27	$127.97

Net Asset Value per
Unit Class II	$102.94	$106.03	$115.74	$127.60	$136.55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Owner has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investments in the funds represents the amount that the Registrant could reasonably expect to receive from the funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2014, $10,187,034 or 71.39% were classified as Level 1 and $4,083,278 or 28.61% as Level 2. Of the Registrant’s investments at December 31, 2013, $36,141,750 or 74.69% were classified as Level 1 and $12,249,728 or 25.31% as Level 2. There were no Level 3 investments at December 31, 2014 or December 31, 2013, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2014 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Year Ended December 31, 2014

Subscriptions of Limited Units for the year ended December 31, 2014 were $0. Redemptions of Limited Units for the year ended December 31, 2014 were $31,463,974.

Year Ended December 31, 2013

Subscriptions of Limited Units for the year ended December 31, 2013 were $1,933,679. Redemptions of Limited Units for the year ended December 31, 2013 were $39,732,216.

Year Ended December 31, 2012

Subscriptions of Limited Units for the year ended December 31, 2012 were $2,178,200. Redemptions of Limited Units for the year ended December 31, 2012 were $35,888,957.

Liquidity

A portion of the Registrant’s net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

Commodity contracts exposed to indirectly through the Registrant’s investment in Affiliated Investment Funds may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investments in CTA Choice to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto for further discussion on the credit and market risks associated with the Registrant’s futures, forward and option contracts held indirectly through its investment in Affiliated Investment Funds.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, 2014

Price action during 2014 was influenced by several key macro factors including: the expectations for global central bank activity, the outlook for growth in developed and emerging markets, the outbreak of Ukraine-Russian tensions and global oversupply in key commodity markets.

In global equities, U.S. markets took the spotlight, ending the year just shy of all-time highs as low inflationary readings and global growth worries pushed back investors’ expectations for a U.S. Federal Reserve interest rate hike until late-2015. Outside of the U.S. the trend was less clear. U.K. equities traded in a broad range, ultimately ending the year lower as falling commodity prices and shifting expectations for BOE activity weighed heavily on the FTSE. Conversely, the German DAX was range bound for much of the 1st half of the year, ultimately rallying into year-end as the ECB announced additional accommodative measures. In Japan, news that the Bank of Japan would embark on a record stimulus program pushed the TOPIX and Nikkei higher during the fourth quarter leaving both indices higher at year-end.

Currency markets were generally quiet for the first half of the year. Thereafter, the dollar embarked on an explosive rally against its major counterparts as better economic data fueled expectations that the U.S. would be the first to hike in 2015. This was in stark contrast to Europe where expectations for further stimulus to prop-up the ailing economy weighed on the euro. Additional accommodative policy from the Bank of Japan resulted in the Japanese yen ending 2014 at lower levels versus the USD. Finally, lower energy and industrial metals prices depressed the economies of commodity-producing nations and as such, currencies like the Australian dollar and Norwegian krone weakened in 2014.

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. In Europe, yields fell to all-time lows as worse-than-expected growth readings, low inflation and expectations for further stimulus weighed on the market. Similarly, yields declined in U.S. bond markets as expectations for an interest rate hike were pushed further back into 2015; U.S. bonds also benefited from safe-haven buying throughout the year. In Japan, the BOJ’s decision to embark on a massive bond-buying program sent prices there as well higher.

Prices in many global commodity markets experienced sweeping moves in 2014. In energies, prices swooned during the second half of the year on surging global supply amid declining global demand In base metals, copper ended the period sharply lower on worries of declining demand, notably from China the world’s biggest user of the metal; aluminum prices ended the year slightly higher. In precious metals, gold and silver ended the year lower. In grain markets, corn and soybean markets moved sharply lower mid-year on expectations for a significant 2014 US harvest; by year-end prices had rallied off those lows. In tropical markets, NY cocoa and coffee markets rallied while sugar prices declined and in meats, cattle prices ended the year on an up-note versus hot prices which ended the year lower.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated indirectly as of December 31, 2014, 2013 and 2012, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s indirect trading results for the major sectors in which the Registrant indirectly traded for the years ended December 31, 2014, 2013 and 2012.

  Year Ended December 31, 2014 As of December 31, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	16.70%
Energies	27.85%
Grains	2.35%
Indices	15.49%
Interest Rates	23.12%
Meats	0.51%
Metals	7.60%
Tropicals	6.38%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for year ended December 31, 2014 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the euro and dollar index. The majority of its losses were incurred in the Mexican peso and Australian dollar.

Energies: (+) The Registrant experienced a majority of profits in gas oil, heating oil and Brent crude. The majority of its losses were incurred in RBOB gasoline.

Grains: (+) The Registrant experienced a majority of its gains in soybeans. The majority of its losses were incurred in corn and wheat.

Indices: (-) The Registrant experienced no gains. The majority if its losses were incurred in European stock indices.

Interest Rates: (+) The Registrant a majority of its gains in U.S. rates. The majority of its losses were incurred in European rates.

Meats: (-) The Registrant experienced no gains in meats. The majority of its losses were incurred in live cattle.

Metals: (-) The Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in copper and gold.

Softs: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa and oj.

Year Ended December 31, 2013

As of December 31, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	13.43%
Energies	3.91%
Grains	45.17%
Indices	10.86%
Interest Rates	19.54%
Meats	1.49%
Metals	4.41%
Tropicals	1.19%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for year ended December 31, 2013 were as follows:

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

Year Ended December 31, 2012

As of December 31, 2012, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	32.75%
Energies	12.15%
Grains	11.83%
Indices	16.84%
Interest Rates	19.38%
Meats	0.10%
Metals	4.80%
Tropicals	2.15%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for year ended December 31, 2012 were as follows:

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

Results of Operations

Year Ended December 31, 2014

The Net Asset Value per Unit of Class I as of December 31, 2014 was $89.33, a decrease of $4.47 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of December 31, 2014 was $102.94, a decrease of $3.09 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2014. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$93.80	Beginning UNAV	$106.03	December 31, 2014
EGLG	$(0.62)	EGLG	$(0.70)	17.03%
ELL	$(0.03)	ELL	$(0.03)	17.35%
FRT	$1.63	FRT	$1.84	17.75%
GLAGS	$(1.01)	GLAGS	$(1.14)	13.08%
RDOK	$1.66	RDOK	$1.87	18.27%
SAXN	$(0.85)	SAXN	$(0.96)	16.52%
Net Expenses	$(5.25)	Net Expenses	$(3.97)
ENDING UNAV	$89.33	ENDING UNAV	$102.94	100.00%

The Registrant’s average net asset level for the year ended December 31, 2014 was approximately $23,058,945, a decrease of approximately $51,344,000 as compared to the year ended December 31, 2013, primarily due to the effect of investor redemptions and negative trading performance during the year.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2014 was (4.77)% and (2.91)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2014 was approximately $35,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2014 was approximately $(2,302,000).

Dividend income for the year ended December 31, 2014 was approximately $165,000, a decrease of approximately $420,000, as compared to the year ended December 31, 2013. For a further discussion of these investments, see Note 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014, were approximately $195,000, a decrease of approximately $428,000 as compared to the year ended December 31, 2013.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 were approximately $291,000, a decrease of approximately $658,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the year ended December 31, 2014 were approximately $117,000, a decrease of approximately $260,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014, were approximately $256,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 was approximately $59,000, a decrease of approximately $132,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Service fees for the year ended December 31, 2014 were approximately $416,000, a decrease of approximately $942,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the year ended December 31, 2014 were approximately $237,000, a decrease of approximately $529,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2014 was approximately $107,000, a decrease of approximately $35,000 as compared to the year ended December 31, 2013. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Operating expenses were approximately $376,000 for the year ended December 31, 2014. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $59,000 for the year ended December 31, 2014.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$104.44	Beginning UNAV	$115.74	December 31, 2013
BEAM	$(1.08)	BEAM	$(1.20)	0.00%
EGLG	$(4.30)	EGLG	$(4.76)	20.44%
ELL	$0.24	ELL	$0.27	19.80%
GLAGS	$2.23	GLAGS	$2.47	19.94%
HKSB	$(1.92)	HKSB	$(2.13)	0.00%
ORT	$(1.60)	ORT	$(1.78)	0.00%
RDOK	$0.92	RDOK	$1.01	19.99%
SAXN	$(0.71)	SAXN	$(0.79)	19.83%
Net Expenses	$(4.42)	Net Expenses	$(2.80)
ENDING UNAV	$93.80	ENDING UNAV	$106.03	100.00%

The Registrant’s average net asset level for the year ended December 31, 2013 was approximately $74,402,510, a decrease of approximately $48,151,000 as compared to the year ended December 31, 2012, primarily due to the effect of investor redemptions and negative trading performance during the year.

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

Dividend income for the year ended December 31, 2013 was approximately $585,000, a decrease of approximately $621,000, as compared to the year ended December 31, 2012. For a further discussion of these investments, see Note 7 of the Registrant’s 2013 Annual Report.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2013 was approximately $191,000, a decrease of approximately $121,000 as compared to the year ended December 31, 2012, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2013 Annual Report.

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

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2013 was approximately $142,000, a decrease of approximately $482,000 as compared to the year ended December 31, 2012. For a further discussion of this fee, see Note 4 of the Registrant’s 2013 Annual Report.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$117.27	Beginning UNAV	$127.60	December 31, 2012
CTA BEAM	$(1.42)	CTA BEAM	$(1.55)	14.46%
CTA BLKW	$(2.41)	CTA BLKW	$(2.62)	0.00%
CTA CRABL-PV	$(1.27)	CTA CRABL-PV	$(1.38)	0.00%
CTA EAGL	$(0.62)	CTA EAGL	$(0.67)	0.00%
CTA EGLG	$1.94	CTA EGLG	$2.11	14.33%
CTA KRM	$(0.69)	CTA KRM	$(0.75)	0.00%
CTA ORT	$(3.03)	CTA ORT	$(3.30)	14.09%
CTA SAXN	$(0.96)	CTA SAXN	$(1.04)	14.32%
CTA GLAGS	$(0.26)	CTA GLAGS	$(0.29)	14.28%
CTA HKSB	$(0.14)	CTA HKSB	$(0.16)	14.37%
CTA RDOK	$(0.04)	CTA RDOK	$(0.05)	14.15%
Net Expenses	$(3.93)	Net Expenses	$(2.16)
ENDING UNAV	$104.44	ENDING UNAV	$115.74	100.00%

The Registrant’s average net asset level for the year ended December 31, 2012 was approximately $122,554,303, a decrease of approximately $27,132,697 as compared to the year ended December 31, 2011, primarily due to the effect of investor redemptions and negative trading performance during the year.

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

Administrative services fee, which is paid indirectly to ClariTy through the Affiliated Investment Funds and is reflected within the respective Net Asset Values of each of the Affiliated Investment Funds, for the year ended December 31, 2012 were approximately $312,000, a decrease of approximately $69,000 as compared to the year ended December 31, 2011, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of Registrant’s 2012 Annual Report.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2014.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors through CTA Choice and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice and the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or allocated assets as defined. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at December 31, 2014 and 2013. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2014 and 2013, the Registrant had total capitalizations of approximately $16 million and $51 million, respectively.

	December 31, 2014		December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$391,180	2.50%	$1,985,413	3.93%
Currencies	282,542	1.81%	1,364,856	2.70%
Commodities	756,442	4.84%	5,706,209	11.29%
Stock indices	262,079	1.68%	1,102,980	2.18%

Total	$1,692,243	10.83%	$10,159,458	20.10%

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

Based on the trading value at risk during the year ended December 31, 2014, the Registrant experienced a net decrease of 9.27% in its value at risk of 10.83%, relative to capitalization levels, as compared with the trading value at risk of 20.10% at December 31, 2013. The decrease occurred in all sectors. The value at risk in commodities sector decreased the most, followed by a decrease in the interest rate sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2014, the Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 21 of the Registrant’s 2014 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014

Total revenues (losses) (including interest)	$3,915,144	$171,812	$1,600,709	$42,357

Total revenues (losses) (including interest) less commissions	$3,915,144	$171,812	$1,600,709	$42,357

Net (loss) income	$4,445,704	$172,097	$1,379,404	$172,893

Net (loss) income per weighted average
Unit – Class I	$10.74	$0.78	$7.19	$1

Net (loss) income per weighted average
Unit – Class II	$11.76	$0.24	$8.72	$0.61

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013

Total revenues (losses) (including interest)	$975,535	$4,896,993	$1,827,396	$2,189,054

Total revenues (losses) (including interest) less commissions	$975,535	$4,896,993	$1,827,396	$2,189,054

Net (loss) income	$2,031,016	$5,857,263	$2,618,974	$1,590,243

Net (loss) income per weighted average
Unit – Class I	$2.31	$7.26	$3.69	$2.55

Net (loss) income per weighted average
Unit – Class II	$2.05	$7.53	$3.63	$3.45

Net (loss) income per weighted average Unit as disclosed above for each applicable quarter is calculated as the weighted average number of Units per Class outstanding at quarter end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the quarter, divided by net income (loss) during the quarter for the applicable Class.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2014. Based upon such evaluation, the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of December 31, 2014, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s President and Chief Operating Officer, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control – Integrated Framework” issued in 1992 by COSO, the Managing Owner concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2014.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2014 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2014 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Jim Parrish has been listed as a principal and is the President of the Managing Owner, Kenmar Global Investment Management, LLC (“KGIM”) and ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”); Mr. Parrish has responsibility for various credit, volatility, futures, FX and equity investment strategies. Mr. Parrish has been investing in hedge funds, private equity and other alternative investments for over 25 years. Other responsibilities include serving as Managing Partner of a boutique risk advisory business where he provides guidance on mergers, acquisitions and corporate restructurings, including expert witness services for credit related matters. Earlier he was the CEO of a risk management firm that was sold to a major financial services firm. Mr. Parrish’s career in financial services began at Salomon Brothers in mortgage securities, then Moody’s Investors Service where he worked for 14 years holding global analytic and executive positions in Mortgage & Asset Backed Securities, Financial Institutions, Corporate Finance and Quantitative Risk Management. He has worked with hundreds of companies on capital issues amounting to more than one trillion dollars of securities, including expert testimony before juries and regulatory bodies globally. Mr. Parrish received his BA at Shepherd College and an MBA in Finance from The George Washington University. He holds a certificate in Mergers & Acquisitions from UCLA and a certificate in French Studies from the University of Bourgogne.

Kenneth A. Shewer has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He is the Chairman & Chief Investment Officer of the Managing Owner. Mr. Shewer has in the past been the Chairman and Co-Chief Executive Officer of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer is also Chairman and Chief Investment Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Peter J. Fell has been Senior Vice President and Director of Due Diligence since joining the Managing Owner in September 2004. He has been listed as a principal of the Managing Owner since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal since February 6, 2007. Mr. Fell has been Senior Vice President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal since June 9, 2009. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Melissa Cohn is the Director Liquid Strategies Research of the Managing Owner, KGIM & ClariTy. She has been registered as an associated person and has been an NFA associate member of the Managing Owner since November 9, 1988 and October 20, 1988. Ms. Cohn was previously Senior Vice President of Research of the Managing Owner, KGIM and ClariTy, since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management.

Ms. Cohn is a member of the Managing Owner’s Investment Committee. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

David K. Spohr has been the Chief Compliance Officer of the Managing Owner, KGIM and ClariTy, since October 2013 and the Chief Operating Officer of the Managing Owner, KGIM and Clarity, since April 2014. Prior to that Mr. Spohr was Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006, Vice President and Director of Fund Administration of the Managing Owner from March 2005 to October 2006, and has been listed as a principal of the Managing Owner since May 7, 2007 and registered as an associated person of the Managing Owner since December 21, 2010. Mr. Spohr is also the Chief Executive Office and Chief Compliance Officer of Kenmar Securities, LLC.

He is responsible for the development and execution of operational infrastructure and compliance responsibilities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Units (“Ten Percent Owners”) are required to report their initial ownership of Units and any subsequent changes in that ownership to the SEC on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its President and Chief Operating Officer (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Owner of the Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Chief Operating Officer (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Spohr is not independent of management.

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

As of March 1, 2015, Kenmar Preferred owns 0 Managing Owner Units.

As of March 1, 2015, the following person beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	69,675.1320	43.26%

As of March 1, 2015, the following person beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Pamela Hamlin Jefferies	2,447.9725	28.98%
J Timothy Camp (IRA)	632.3866	7.49%
Angelo Pignataro	439.5365	5.20%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments, LLC serves as the Registrant’s Managing Owner. The Registrant will pay to the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Net Asset Value of the Registrant as of the beginning of each month.

The Registrant pays a monthly administrative services fee indirectly to ClariTy through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets.

The Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, administrative, and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2014, 2013 and 2012, the Registrant reimbursed the Managing Owner $141,527, $198,657 and $216,180 respectively, for all related party services provided by the Managing Owner’s personnel on behalf of the Registrant.

Director Independence

David K. Spohr is Kenmar Preferred’s Chief Operating Officer (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the audit committee financial expert for the Registrant. Mr. Spohr is not independent of management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $72,000 and $159,000 for 2014 and 2013, respectively, including fees associated with the reviews of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled approximately $0 and $0 for 2014 and 2013, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $14,000 and $21,000 for 2014 and 2013, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2014 and 2013 totaled $0.

PART IV

			Annual Report
			Page Number

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1	Financial Statements and Report of Independent Registered Public
		Accounting Firm – incorporated by reference to the Registrant’s
		2014 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2014 and 2013	2

		Condensed Schedules of Investments – December 31, 2014 and 2013	3

		Statements of Operations – For the years ended December 31, 2014, 2013 and 2012	4

		Statements of Changes in Unitholders’ Capital For the years ended December 31, 2014, 2013 and 2012	5

		Notes to Financial Statements	6 - 22

	2	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3	Exhibits

Exhibit Number	Description of Document

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2014

WORLD MONITOR TRUST III – SERIES J

 ______________________

TABLE OF CONTENTS

 ______________________

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J ("Series J") as of December 31, 2014 and 2013, and the related statements of operations and changes in unitholders’ capital for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of Series J's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2014 and 2013, and the results of its operations for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 17, 2015

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2014 and 2013

__________________

	2014	2013
ASSETS
Cash and cash equivalents (see Note 2)	$987,552	$8,122,265
Due from affiliated investment funds	759,845	0
Investment in securities, at fair value (cost $10,296,827 and $36,419,914 at December 31, 2014 and 2013, respectively)	10,187,034	36,141,750
Investment in Affiliated Investment Funds, at fair value (cost $3,965,279 and $11,482,083 at December 31, 2014 and 2013, respectively) (see Note 7)	4,083,278	12,249,728
Total assets	$16,017,709	$56,513,743
LIABILITIES
Accrued expenses payable	$115,573	$177,954
Offering costs payable	0	12,419
Service fees payable (see Note 5)	25,659	86,619
Redemptions payable	231,883	5,716,893
Total liabilities	373,115	5,993,885
UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 164,636.168 and 489,671.166 Units outstanding at December 31, 2014 and 2013, respectively	14,707,477	45,929,534
Class II Units:
Unitholders’ Units – 9,103.868 and 43,291.800 Units outstanding at December 31, 2014 and 2013, respectively	937,117	4,590,324
Total Unitholders’ capital (Net Asset Value)	15,644,594	50,519,858
Total liabilities and Unitholders’ capital	$16,017,709	$56,513,743
NET ASSET VALUE PER UNIT
Class I	$89.33	$93.80
Class II	$102.94	$106.03

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2014 and 2013

__________________

	2014		2013
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond (shares 0.000 and 1,107,398.277 at December 31, 2014 and 2013, respectively)*	0.00%	$0	23.87%	$12,059,567
JP Morgan Short Duration Bond - Select (shares 312,875.606 and 0.000 at December 31, 2014 and 2013, respectively)*	21.72%	3,397,829	0.00%	0
Fidelity Instl Shrt-Interm Govt (shares 339,400.918 and 1,202,857.728 at December 31 2014 and 2013, respectively)	21.74%	3,400,797	23.79%	12,016,549
T. Rowe Price Short-Term Fund (shares 713,349.067 and 2,518,921.488 at December 31, 2014 and 2013, respectively)	21.66%	3,388,408	23.88%	12,065,634
Total investment in securities (cost $10,296,827 and $36,419,914 at December 31, 2014 and 2013, respectively)	65.12%	$10,187,034	71.54%	$36,141,750
Investment in Affiliated Investment Funds:
CTA Choice ELL	10.49%	$1,641,628	6.95%	$3,510,668
CTA Choice RDOK	6.31%	986,764	4.37%	2,208,911
Other investment in Affiliated Investment Funds	9.30%	1,454,886	12.93%	6,530,149
Total investment in Affiliated Investment Funds (cost $3,965,279 and $11,482,083 at December 31, 2014 and 2013, respectively)	26.10%	$4,083,278	24.25%	$12,249,728

 * On February 14, 2014, shares from JP Morgan Short Duration Bond were transferred to JP Morgan Short Duration Bond - Select

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2013 and 2012

__________________

	2014	2013	2012
INVESTMENT INCOME
Interest income	$915	$2,596	$10,187
Dividend income	165,426	585,439	1,206,234
Total investment income	166,341	588,035	1,216,421
EXPENSES
Interest expense	0	0	1,440
Management fees to Managing Owner	116,999	377,219	611,512
Managing Owner interest earned on Certain Investment Funds (see Note 4)	106,501	142,048	624,207
Service fees - Class I Units (see Note 5)	415,586	1,358,264	1,991,521
Sales commission	236,991	765,539	1,248,414
Offering costs	59,072	211,785	285,112
Operating expenses	375,875	551,285	608,703
Total expenses	1,311,024	3,406,140	5,370,909
Net investment loss	(1,144,683)	(2,818,105)	(4,154,488)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) gain	(133,338)	(63,290)	172,364
Net change in unrealized appreciation/depreciation	168,371	(495,558)	217,394
Net gain (loss) from trading	35,033	(558,848)	389,758
Net realized loss on investment in Affiliated Investment Funds	(1,651,994)	(7,513,245)	(8,820,704)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(649,646)	1,973,188	(1,011,794)
Net loss from investment in Affiliated Investment Funds	(2,301,640)	(5,540,057)	(9,832,498)
NET LOSS	$(3,411,290)	$(8,917,010)	$(13,597,228)
NET LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(12.94)	$(11.94)	$(12.75)
Class II	$(15.47)	$(11.26)	$(11.43)
Weighted average number of Units outstanding - Class I	242,375.918	680,773.228	961,938.536
Weighted average number of Units outstanding - Class II	17,777.410	70,165.167	116,851.203

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2014, 2013 and 2012

__________________

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2011	1,074,594.786	$126,022,812	145,147.530	$18,520,578	1,219,742.316	$144,543,390
Additions	15,976.621	1,864,200	2,524.261	314,000	18,500.882	2,178,200
Redemptions	(261,741.658)	(29,026,932)	(55,486.886)	(6,862,025)	(317,228.544)	(35,888,957)
Transfers	(4,832.852)	(540,005)	4,388.311	540,005	(444.541)	0
Net loss		(12,261,676)		(1,335,552)		(13,597,228)
Unitholders’ capital at December 31, 2012	823,996.897	86,058,399	96,573.216	11,177,006	920,570.113	97,235,405
Additions	17,682.560	1,769,679	1,457.357	164,000	19,139.917	1,933,679
Redemptions	(352,008.291)	(33,771,323)	(54,738.773)	(5,960,893)	(406,747.064)	(39,732,216)
Net loss		(8,127,221)		(789,789)		(8,917,010)
Unitholders’ capital at December 31, 2013	489,671.166	45,929,534	43,291.800	4,590,324	532,962.966	50,519,858
Additions	0.000	0	0.000	0	0.000	0
Redemptions	(325,034.998)	(28,085,771)	(34,187.932)	(3,378,203)	(359,222.930)	(31,463,974)
Net loss		(3,136,286)		(275,004)		(3,411,290)
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

__________________

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

Effective July 1, 2012, Kenmar Preferred Investments Corp. changed its name and form of entity to Kenmar Preferred Investments, L.P. Effective March 19, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”) who is the Managing Owner of the Trust, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments Corp., Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

Effective July 1, 2012, ClariTy Managed Account & Analytics Platform LLC changed its name and form of entity to ClariTy Managed Account & Analytics Platform, L.P. Effective March 17, 2014, ClariTy Managed Account & Analytics Platform, L.P. changed its name and form of entity to ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”). ClariTy refers to either ClariTy Managed Account & Analytics Platform LLC, ClariTy Managed Account & Analytics Platform, L.P. or ClariTy Managed Account & Analytics Platform, LLC, depending on the applicable period discussed. ClariTy, an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by ClariTy. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Effective July 1, 2012, Kenmar Global Investment Management LLC changed its name and form of entity to Kenmar Global Investment Management, L.P. Effective March 17, 2014, Kenmar Global Investment Management, L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (“Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management LLC, Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of December 31, 2014, Series J allocates approximately one-sixth of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice EAGL (“EAGL”)* **	Eagle	Eagle Momentum Program	05/1/11	11/30/12
CTA Choice CRABL-PV (“CRABL-PV”)*	Crabel	Two Plus Program	09/1/11	11/30/12
CTA Choice KRM (“KRM”)*	Krom	Commodity Diversified Program	10/1/11	11/30/12
CTA Choice BLKW (“BLKW”)	Blackwater Capital Management, LLC	Blackwater Global Program	01/1/12	11/30/12
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)** ***	Eagle	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)*** *****	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12	12/31/2014
CTA Choice GLAGS (“GLAGS”)*** *****	Global Ag, LLC	Diversified Program	12/1/12	12/31/2014
CTA Choice RDOK (“RDOK”)***	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)***	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13
CTA Choice FRT (“FRT”)****	Fort, L.P.	Global Diversified Program	08/1/14

*	Any loss carry forward from Series J’s managed account was transferred over to Series J’s member interest in the corresponding Affiliated Investment Fund.

**	Effective January 1, 2012, the allocation to EAGL was split with a 50% allocation to EAGL and a 50% allocation to EGLG. Series J fully redeemed from EAGL as of November 30, 2012.
***	From December 1, 2013 to July 31, 2014, Series J allocated approximately one-fifth of its Allocated Assets to each of ELL, EGLG, GLAGS, RDOK and SAXN.
****	Effective August 1, 2014, Series J allocated approximately one-sixth of its Allocated Assets to each of ELL, EGLG, FRT, GLAGS, RDOK and SAXN.
*****	Effective December 31, 2014, Series J fully redeemed from GLAGS and SAXN.

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

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

__________________

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

Series J is an investment company that follows the accounting and reporting guidance of the Financial Services – Investment Companies Topic of the Codification.

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

There are no Level 3 investments on December 31, 2014 or 2013, nor any portion of the interim periods.

The following table summarizes the assets measured at fair value using the fair value hierarchy:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Investment in securities, at fair value	$10,187,034	$0	$0	$10,187,034
Investment in Affiliated Investment Funds, at fair value	$0	$4,083,278	$0	$4,083,278

December 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$36,141,750	$0	$0	$36,141,750
Investment in Affiliated Investment Funds, at fair value	$0	$12,249,728	$0	$12,249,728

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities.. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2014, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2014, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2014 and 2013, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	2014	2013	2012

Management fees to Managing Owner	$116,999	$377,219	$611,512
Managing Owner interest earned on Certain Investment Funds	106,501	142,048	624,207
Operating expenses	141,527	198,657	216,180
	$365,027	$717,924	$1,451,899

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the statements of financial condition as of December 31, 2014 and 2013, were $33,110 and $52,350, respectively.

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

__________________

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2014, 2013 and 2012, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $106,501, $142,048 and $624,207, respectively. Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2014, 2013 and 2012, the administrative services fee earned indirectly totaled $59,293, $191,420 and $312,245, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, the Service Fee – Class I Units is composed of the following:

	2014	2013	2012
Monthly 1/12 of 2% service fee calculated on all Class I Units	$437,028	$1,371,472	$2,201,479
Initial up-front 2% sales commissions	0	35,394	23,704
Series J’s recapture on 1/12 of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(21,442)	(48,602)	(233,662)
Total	$415,586	$1,358,264	$1,991,521

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

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

__________________

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2014, 2013 and 2012, Series J indirectly paid administrator fees totaling $65,713, $137,016 and $163,999, respectively.

Effective January 1, 2013, Series J also pays an administrator fee directly to SS&C GlobeOp. For the years ended December 31, 2014 and 2013, Series J directly paid SS&C GlobeOp administrator fees of $29,479 and $25,000, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 26.10% and 24.25% of the Net Asset Value of Series J at December 31, 2014 and 2013, respectively. The investment in Affiliated Investment Funds is reported in Series J’s statements of financial condition at fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following table summarizes the change in net asset value (fair value) of Series J’s Level 2 investment in Affiliated Investment Funds for the years ended December 31, 2014 and 2013:

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value December 31, 2014
Investment in Affiliated Investment Funds	12,249,728	6,462,131	$(2,301,640)	$(12,326,941)	$4,083,278

	Net asset value December 31, 2012	Purchases	Loss	Redemptions	Net asset value December 31, 2013
Investment in Affiliated Investment Funds	$23,396,923	$39,044,537	$(5,540,057)	$(44,651,675)	$12,249,728

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

	Total Capital Commitment December 31, 2014	Net Asset Value December 31, 2014	Remaining Capital Commitment December 31, 2014
CTA Choice EGLG	$2,723,618	$755,255	$1,968,363
CTA Choice ELL	2,774,795	1,641,627	1,133,168
CTA Choice FRT	2,838,231	699,632	2,138,599
CTA Choice GLAGS	2,092,300	0	2,092,300
CTA Choice RDOK	2,921,907	986,764	1,935,143
CTA Choice SAXN	2,642,213	0	2,642,213

Total	$15,993,064	$4,083,278	$11,909,786

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

__________________

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
BEAM**	1.00%	20.00%
BLKW*	1.00%	25.00%
CRABL-PV*	1.00%	25.00%
EAGL*	1.50%	25.00%
EGLG	2.00%	25.00%
ELL	0.00%	30.00%
FRT	2.00%	20.00%
GLAGS****	2.00%	20.00%
HKSB***	0.00%	25.00%
KRM*	1.50%	25.00%
ORT**	1.00%	25.00%
RDOK	2.00%	20.00%
SAXN****	0.00%	25.00%

*	Series J fully redeemed from BLKW, CRABL-PV, EAGL and KRM as of November 30, 2012.

**	Series J fully redeemed from BEAM and ORT as of April 30, 2013.

***	Series J fully redeemed from HKSB as of August 31, 2013.
****	Series J fully redeemed from GLAGS and SAXN as of December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, Series J paid Trading Advisor management fees, which are earned indirectly and are calculated within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $290,792, $948,597 and $1,309,000, respectively.

For the years ended December 31, 2014, 2013 and 2012, Series J paid Trading Advisor incentive fees indirectly within its investment in Affiliated Investment Funds of $256,149, $519,605 and $597,064, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

WORLD MONITOR TRUST III – SERIES J

 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

__________________

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of December 31, 2014 and 2013. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

__________________

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements:

	Class I			Class II
	2014	2013	2012	2014	2013	2012
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net Asset Value per Unit at beginning of year	$93.80	$104.44	$117.27	$106.03	$115.74	$127.60

Loss from operations:
Net realized and change in unrealized gain (loss) (1)	0.02	(6.72)	(8.78)	0.11	(7.52)	(9.69)
Interest income (1)	0.00	0.00	0.01	0.00	0.00	0.01
Dividend income (1)	0.63	0.77	1.11	0.71	0.86	1.22
Expenses (3)	(5.12)	(4.69)	(5.17)	(3.91)	(3.05)	(3.40)
Total loss from operations	(4.47)	(10.64)	(12.83)	(3.09)	(9.71)	(11.86)
Net Asset Value per Unit at end of year	$89.33	$93.80	$104.44	$102.94	$106.03	$115.74

Total Return (3)	(4.77)%	(10.19)%	(10.94)%	(2.91)%	(8.39)%	(9.29)%

Supplemental data

Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.11)%	(4.00)%	(3.60)%	(3.19)%	(1.99)%	(1.75)%
Interest income	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%
Dividend income	0.72%	0.79%	0.98%	0.71%	0.78%	0.99%
Other expenses (3)	5.83%	4.79%	4.59%	3.90%	2.77%	2.75%
Total expenses (3)	5.83%	4.79%	4.59%	3.90%	2.77%	2.75%

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

__________________

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of February 28, 2015:

	Total Capital		Remaining Capital
	Commitment	Net Asset Value	Commitment
	February 28, 2015	February 28, 2015	February 28, 2015
Affiliated Investment Funds	$15,931,728	$5,521,138	$10,410,590

ClariTy is in the process of amending CTA Choice’s Private Placement Memorandum which will be effective April 1, 2015. In accordance with the amendment, the full amount of Series J’s Capital Contribution to a CTA Choice fund will be traded by the trading advisor pursuant to its trading strategy at the CTA Choice’s Investment Level Factor. CTA Choice’s Investment Level Factor multiplied by the Capital Contribution of Series J to a CTA Choice fund shall equal the Member Investment Level. CTA Choice’s Investment Level Factor is the trading leverage factor of a fund, as designated by ClariTy from time to time for such fund, and reflects the level at which a CTA Choice is instructed to trade the fund’s assets. ClariTy may increase or decrease the CTA Fund Investment Level Factor in its sole discretion.

From January 1, 2015 through March 17, 2015, there were estimated subscriptions and redemptions of $0 and $498,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2015.

world monitor trust iii – series j

By:	Kenmar Preferred Investments, LLC
Managing Owner

By:	/s/ David K. Spohr	Date: March 17, 2015
David K. Spohr
Chief Operating Officer and Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 17, 2015.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC
Managing Owner

By:	/s/ Jim Parrish	Date: March 17, 2015
Jim Parrish
President
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 17, 2015
David K. Spohr
Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)