Form 10-Q
period 2015-03-31
World Monitor Trust III - Series J
filed 2015-05-14
CIK 1345991

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J

(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 596-3480

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

Yes  ☐      No  ☒

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$780,005	$987,552
Due from Affiliated Investment Funds	0	759,845
Investment in securities, at fair value (cost $8,895,190 and $10,296,827 at March 31, 2015 and December 31, 2014, respectively)	8,845,572	10,187,034
Investment in Affiliated Investment Funds, at fair value (cost $6,547,999 and $3,965,279 at March 31, 2015 and December 31, 2014, respectively) (see Note 7)	6,526,983	4,083,278
Total assets	$16,152,560	$16,017,709

LIABILITIES
Accrued expenses payable	$133,602	$115,573
Interest payable to Managing Owner	3,045	0
Service fees payable (see Note 5)	43,423	25,659
Redemptions payable	147,771	231,883
Total liabilities	327,841	373,115

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 159,579.188 and 164,636.168 Units outstanding at March 31, 2015 and December 31, 2014, respectively	14,918,608	14,707,477
Class II Units:
Unitholders’ Units – 8,371.835 and 9,103.868 Units outstanding at March 31, 2015 and December 31, 2014, respectively	906,111	937,117
Total Unitholders’ capital (Net Asset Value)	15,824,719	15,644,594
Total liabilities and Unitholders’ capital	$16,152,560	$16,017,709

NET ASSET VALUE PER UNIT
Class I	$93.49	$89.33
Class II	$108.23	$102.94

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015		December 31, 2014
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond – Select (shares 270,001.183 and 312,875.606 at March 31, 2015 and December 31, 2014, respectively)	18.62%	$2,945,713	21.72%	$3,397,829
Fidelity Instl Shrt-Interm Govt (shares 292,493.184 and 339,400.918 at March 31, 2015 and December 31, 2014, respectively)	18.65%	2,951,256	21.74%	3,400,797
T. Rowe Price Short-Term Fund (shares 618,155.722 and 713,349.067 at March 31, 2015 and December 31, 2014, respectively)	18.63%	2,948,603	21.66%	3,388,408
Total investment in securities (cost $8,895,190 and $10,296,827 at March 31, 2015 and December 31, 2014, respectively)	55.90%	$8,845,572	65.12%	$10,187,034

Investment in Affiliated Investment Funds:
CTA Choice EGLG	7.48%	$1,183,312	4.83%	$755,254
CTA Choice ELL	21.42%	3,389,807	10.49%	1,641,628
CTA Choice RDOK	7.52%	1,190,738	6.31%	986,764
Other investment in Affiliated Investment Funds	4.82%	763,126	4.47%	699,632
Total investment in Affiliated Investment Funds (cost $6,547,999 and $3,965,279 at March 31, 2015 and December 31, 2014, respectively)	41.24%	$6,526,983	26.10%	$4,083,278

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three months ended March 31,
	2015	2014
INVESTMENT INCOME
Interest income	$1	$593
Dividend income	22,041	64,889
Total investment income	22,042	65,482

EXPENSES
Management fees to Managing Owner	19,767	51,585
Managing Owner interest earned on Certain Investment Funds (see Note 4)	9,601	40,235
Service fees - Class I Units (see Note 5)	71,827	180,820
Sales commission	39,742	104,363
Offering costs	0	47,045
Operating expenses	80,115	106,512
Total expenses	221,052	530,560
Net investment loss	(199,010)	(465,078)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(11,611)	(99,142)
Net change in unrealized appreciation on investment in securities	60,175	154,153
Net gain from investment in securities	48,564	55,011
Net realized gain (loss) on investment in Affiliated Investment Funds	1,025,417	(2,069,242)
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(139,015)	(1,966,395)
Net gain (loss) from investment in Affiliated Investment Funds	886,402	(4,035,637)
NET INCOME (LOSS)	$735,956	$(4,445,704)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$4.26	$(10.74)
Class II	$5.38	$(11.76)
Weighted average number of Units outstanding - Class I	161,806.209	380,299.137
Weighted average number of units outstanding - Class II	8,756.343	30,558.887

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Three months ended March 31, 2015
Unitholders' capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(5,056.980)	(477,717)	(732.033)	(78,114)	(5,789.013)	(555,831)
Net income		688,848		47,108		735,956
Unitholders' capital at March 31, 2015	159,579.188	$14,918,608	8,371.835	$906,111	167,951.023	$15,824,719

Three months ended March 31, 2014
Unitholders' capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(231,464.845)	(20,214,734)	(23,907.193)	(2,386,302)	(255,372.038)	(22,601,036)
Net loss		(4,086,266)		(359,438)		(4,445,704)
Unitholders' capital at March 31, 2014	258,206.321	$21,628,534	19,384.607	$1,844,584	277,590.928	$23,473,118

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consisted of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced operations on December 1, 2005. As of December 31, 2007, Series G, H and I were no longer offered and had been dissolved. Series J will continue to exist unless terminated pursuant to the provisions of Article XIII of the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series have been segregated from those of the other Series, separately valued and independently managed, and separate financial statements have been prepared for each Series. Each Series was formed to engage in the direct or indirect speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The fiscal year end of Series J is December 31.

Effective March 17, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. (“Kenmar Preferred” or the “Managing Owner”) who is the Managing Owner of the Trust, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Asset Allocation Agreements between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of March 31, 2015, Series J allocates approximately one-quarter of its Allocated Assets to each Trading Advisor which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice EGLG (“EGLG”)	Eagle Trading Systems Inc.	Eagle Global Program	01/1/12
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12	12/31/14
CTA Choice GLAGS (“GLAGS”)	Global Ag, LLC	Diversified Program	12/1/12	12/31/14
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	08/1/14

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

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2015, the condensed statements of operations for the three months ended March 31, 2015 (“First Quarter 2015”) and for the three months ended March 31, 2014 (“First Quarter 2014”), and the condensed statements of changes in Unitholders’ capital for the First Quarter 2015 and the First Quarter 2014, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2015 and the results of its operations for the First Quarter 2015 and the First Quarter 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

Consistent with standard business practice in the normal course of business, Series J has provided general indemnifications to the Managing Owner, the Trading Advisors and others when they act, in good faith, in the best interests of Series J. Series J is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

There are no Level 3 investments as of March 31, 2015 or December 31, 2014, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Investment in securities, at fair value	$8,845,572	$0	$0	$8,845,572
Investment in Affiliated Investment Funds, at fair value	$0	$6,526,983	$0	$6,526,983

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$10,187,034	$0	$0	$10,187,034
Investment in Affiliated Investment Funds, at fair value	$0	$4,083,278	$0	$4,083,278

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2015, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2015, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2015 and the First Quarter 2014, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in Series J’s condensed statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in the Affiliated Investment Funds represents the amount that Series J could reasonably expect to receive from the Affiliated Investment Funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended March 31,
	2015	2014
Management fees to Managing Owner	$19,767	$51,585
Managing Owner interest earned on Certain Investment Funds	9,601	40,235
Operating expenses	27,196	36,910
Total	$56,564	$128,730

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2015 and December 31, 2014, were $32,445 and $33,110, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of March 31, 2015, the loss carry forward amounted to $0. For the First Quarter 2015 and the First Quarter 2014, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $9,601 and $40,235, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2015 and the First Quarter 2014, the administrative services fee earned indirectly totaled $9,955 and $26,102, respectively.

Note 5.	SERVICE FEES AND SALES COMMISSIONS

Series J pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. Series J also pays an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by the Correspondent Selling Agents (“CSA”), payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the CSAs received an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them.

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12th of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12th of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

For the First Quarter 2015 and the First Quarter 2014, the Service Fee – Class I Units is composed of the following:

	First Quarter 2015	First Quarter 2014
Monthly 1/12th of 2% service fee calculated on all Class I Units	$74,776	$191,080
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,949)	(10,260)
Total	$71,827	$180,820

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2015 and the First Quarter 2014, Series J indirectly paid administrator fees totaling $10,890 and $24,013, respectively.

Series J also pays administrator fees directly to SS&C GlobeOp. For the First Quarter 2015 and the First Quarter 2014, Series J directly paid SS&C GlobeOp administrator fees of $6,250 and $6,250, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 41.24% and 26.10% of the Net Asset Value of Series J at March 31, 2015 and December 31, 2014, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the First Quarter 2015 and the First Quarter 2014:

	Net asset value December 31, 2014	Purchases	Gain	Redemptions	Net asset value March 31, 2015
Investment in Affiliated Investment Funds	$4,083,278	$1,780,598	$886,402	$(223,295)	$6,526,983

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value March 31, 2014
Investment in Affiliated Investment Funds	$12,249,728	$3,389,774	$(4,035,637)	$(6,113,686)	$5,490,179

The Affiliated Investment Funds are redeemable monthly and require a redemption notice of 1-5 days. Series J may make additional contributions to or redemptions from the Affiliated Investment Funds on a standard allocation date. The Affiliated Investment Funds engage in trading commodity futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

Series J records its proportionate share of income or loss in the condensed statements of operations.

Series J’s investment in Affiliated Investment Funds is not fully funded, but is subject to additional capital calls up to the full amount of the capital commitment. The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment. The remaining capital commitment is the maximum amount that can be requested from Series J if requested by the Affiliated Investment Funds to meet margin calls in accordance with the governing documents. Series J’s capital commitment to the Affiliated Investment Funds is disclosed below:

	Total capital commitment March 31, 2015	Net asset value March 31, 2015	Remaining capital commitment March 31, 2015
CTA Choice EGLG	$4,055,831	$1,183,312	$2,872,519
CTA Choice ELL	3,939,418	3,389,807	549,611
CTA Choice FRT	3,850,322	763,126	3,087,196
CTA Choice RDOK	4,165,350	1,190,738	2,974,612
Total	$16,010,921	$6,526,983	$9,483,938

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG	2.00%	25.00%
CTA Choice ELL	0.00%	30.00%
CTA Choice FRT	2.00%	20.00%
CTA Choice GLAGS*	2.00%	20.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice SAXN*	0.00%	25.00%

* Series J fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.

For the First Quarter 2015 and the First Quarter 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $60,904 and $119,862, respectively.

For the First Quarter 2015 and the First Quarter 2014, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $188,291 and $0, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of March 31, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents per Unit operating performance data and other supplemental data for the First Quarter 2015 and the First Quarter 2014. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$89.33	$93.80	$102.94	$106.03
Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	5.34	(8.88)	6.15	(10.10)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.13	0.16	0.15	0.18
Expenses	(1.31)	(1.32)	(1.01)	(0.95)
Total gain (loss) from operations	4.16	(10.04)	5.29	(10.87)
Net Asset Value per Unit at end of period	$93.49	$83.76	$108.23	$95.16

Total Return (4)	4.66%	(10.70)%	5.14%	(10.26)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.13)%	(5.19)%	(3.23)%	(3.02)%
Interest income (3)	0.00%	0.01%	0.00%	0.01%
Dividend income (3)	0.56%	0.70%	0.56%	0.71%
Other expenses (3)	5.69%	5.90%	3.79%	3.74%
Total expenses	5.69%	5.90%	3.79%	3.74%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

ClariTy has amended CTA Choice’s Private Placement Memorandum which is effective May 1, 2015. In accordance with the amendment, the full amount of Series J’s capital contribution to an Affiliated Investment Fund will be traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of Series J to an Affiliated Investment Fund shall equal Series J’s Investment Level. An Affiliated Investment Fund’s Investment Level Factor is the trading leverage factor of an Affiliated Investment Fund, as designated by ClariTy from time to time for such Affiliated Investment Fund, and reflects the level at which a Trading Advisor is instructed to trade the Affiliated Investment Fund’s assets. ClariTy may increase or decrease the Affiliated Investment Fund’s Investment Level Factor in its sole discretion.

Effective May 1, 2015, Series J allocates approximately one-sixth of its net assets to each of the following:

CTA Choice ELL
CTA Choice FRT
CTA Choice RDOK
CTA Choice QNTM - managed by Quantmetrics Capital Management LLP, pursuant to its QM Multi Strategy Program.
CTA Choice SCT- managed by SCT Capital Management INC, pursuant to its AQTIX Trading Program.
CTA Choice WTN - managed by Winton Capital Management Limited, pursuant to its Diversified Program.

The following table sets out the total capital contribution and investment level split between net asset value effective May 1, 2015:

	Total capital contribution May 1, 2015	Total investment level May 1, 2015
CTA Choice ELL	$2,515,936	$3,019,123
CTA Choice FRT	1,509,561	3,019,123
CTA Choice RDOK	1,509,561	3,019,123
CTA Choice QNTM	1,509,561	3,019,123
CTA Choice SCT	1,509,561	3,019,123
CTA Choice WTN	2,515,936	3,019,123
Total	$11,070,117	$18,114,737

From April 1, 2015 through May 14, 2015, there were redemptions of approximately $26,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2015 (“First Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2013 to July 31, 2014, the Registrant allocated approximately one-fifth of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice EGLG, managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice ELL, managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program.

•	CTA Choice GLAGS, managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

•	CTA Choice RDOK, managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

•	CTA Choice SAXN, managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

As of August 1, 2014, the Registrant allocated approximately one-sixth of its Allocated Assets to each EGLG, ELL, GLAGS, RDOK, SAXN and CTA Choice FRT, which is managed by Fort, L.P. (“Fort”), pursuant to its Global Diversified Program.

As of January 1, 2015, the Registrant allocated approximately one-quarter of its Allocated Assets to each EGLG, ELL, FRT and RDOK after fully redeeming from GLAGS and SAXN.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month. See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2014 (the “Registrant’s 2014 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

“Net Asset Value” is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, indirectly through its investment in Affiliated Investment Funds, pays a monthly administrative services fee in the amount of 1/12th of 0.25% (0.25% per annum) of the respective CTA Fund’s beginning of month Allocated Assets to ClariTy for risk management and related services with respect to monitoring the Trading Advisors.

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, pays each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

	Management	Incentive
Trading Advisor	Fee	Fee

Eagle	2.00%	25.00%
Ellington	0.00%	30.00%
Fort*	2.00%	20.00%
Global**	2.00%	20.00%
Red Oak	2.00%	20.00%
Saxon**	0.00%	25.00%

* The Registrant subscribed to CTA Choice FRT as of August 1, 2014.

** The Registrant fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.

“New High Net Trading Profits” (for purposes of calculating a Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each calendar quarter (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

If a withdrawal or distribution occurs or if a Trading Advisor’s advisory agreement with the relevant CTA Fund is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Trading Advisor in an Incentive Measurement Period, distributions or redemptions paid or payable from the Trading Advisor’s account during an Incentive Measurement Period and any loss carry-forward attributable to the Trading Advisor will be reduced in the same proportion that the value of the assets allocated away from the Trading Advisor comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Trading Advisor. In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2015, is set forth under Items 2 and 3 herein.

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

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

The Registrant records all investments at fair value in its condensed financial statements, with changes in fair value reported in the condensed statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s condensed statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2014) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at March 31, 2015, $8,845,572 or 57.54% were classified as Level 1 and $6,526,983 or 42.46% as Level 2. Of the Registrant’s investments at December 31, 2014, $10,187,034 or 71.39% were classified as Level 1 and $4,083,278 or 28.61% as Level 2. There were no Level 3 investments at March 31, 2015 or December 31, 2014, nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2015 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

First Quarter 2015

Subscriptions of Limited Units for the First Quarter 2015 were $0. Redemptions of Limited Units for the First Quarter 2015 were $555,831.

First Quarter 2014

Subscriptions of Limited Units for the First Quarter 2014 were $0. Redemptions of Limited Units for the First Quarter 2014 were $22,601,036.

Liquidity

A portion of the Registrant’s net assets is held in cash, which is used as margin for its indirect trading in commodities through its investment in Affiliated Investment Funds.

Commodity contracts exposed to indirectly through the Registrant’s investment in Affiliated Investment Funds may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investment in Affiliated Investment Funds, to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2014 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the First Quarter 2015 and the First Quarter 2014:

First Quarter 2015

Currencies took in the spotlight during the 1st quarter of 2015 with the U.S. dollar the primary beneficiary. Despite shifting expectations for the exact timing of the first interest rate hike since 2006, the general consensus remains that the Federal Reserve will move this year and this bullish consensus pushed the U.S. dollar to multi-year highs against many developed and emerging currencies where monetary easing is still very much intact. Particularly hard-hit was the euro as it fell to 12-year lows against the greenback as the ECB began its aggressive monetary stimulus program that is expected to last well into 2016. In fact, during the first quarter, over 20 central banks have cut rates or eased policy to stimulate growth and stave off inflation. This divergence offered substantial opportunity with the quarter’s largest profits accumulated on positions in currencies.

Overall trading in global bond markets was also profitable. In the U.S., despite expectations that the Federal Reserve would hike rates in 2015, bond prices rose amid speculation that a global slowdown and very weak inflation readings in the U.S. would allow the Fed to keep rates lower for longer. Further, markets benefited from safe-haven buying on political turmoil in Greece and the search for yield as rates elsewhere fell to record lows. This was notably the case in the German bund where prices trended strongly during the first quarter pushing yields to record lows. Japanese Government bond prices ended the quarter essentially unchanged. Overall, global equity markets recorded gains. While the move in U.S. equity indices was constrained on expectations for higher rates, stock indices in Europe and Japan moved higher supported by continued monetary stimulus.

In commodity markets, crude prices consolidated but ultimately ended the month lower on bearish factors including: an unprecedented glut in U.S. inventories; expectations that Iran would increase production following a successful nuclear deal; and a decline in China imports. In metals markets, gold prices vacillated over the period on shifting expectations for U.S. Federal Reserve actions. In the base metals, copper and aluminum ended the month lower on fears of waning China demand. In grains, wheat, corn and bean prices all ended the quarter lower on ample supply. Tropical markets also ended the quarter weaker.

First Quarter 2014

The market was volatile in the first quarter and it was a more difficult environment for trading, as compared to 2013. Political unrest and the prospect of higher interest rates gave indications that the market regime may be changing.

Market movers over the quarter included the progress of Abenomics, the pace of Federal Reserve tapering, outlook for growth in developed and emerging markets and, late in the quarter, the outbreak of Ukraine-Russian tensions. The situation in the Crimea had a particularly strong impact on global commodities.

After a euphoric end to the year, global equity markets began the first quarter on a depressed note as risk aversion swept through the marketplace. China growth concerns combined with emerging market turmoil diminished investor enthusiasm. In February, the United States (“U.S”) rally resumed strongly while European and Pacific Rim markets generally lagged. Thereafter, the major equity markets generally offered little opportunity. Consistent with the equity rout in January, global bond markets rallied in January as investors sought a safe haven. Thereafter, global bond markets settled in to a period of consolidation as investors weighed growth prospects.

In currency markets, after a long period of coordinated global central bank activity, the first quarter witnessed the beginnings of actual and anticipated policy decoupling. The Royal Bank of New Zealand was the first central bank to tighten in March and stronger growth in the UK increased expectations they could be next to follow. In the U.S., a mixed message from Federal Reserve Chairman Yellen initially kept the U.S. dollar in a narrow trading range but positive economic reports combined with safe haven buying, as Ukraine-Russian tensions intensified, supported the greenback later. Europe at the other end of the spectrum continued to struggle due to weakness in many Eurozone countries outside of Germany. The euro has nonetheless rallied confounding efforts to use devaluation to support the economies in this zone. In Japan, after a successful weakening of the currency for much of the fourth quarter 2013, investors sought out the safe haven currency putting a temporary halt to its decline.

A variety of events impacted the commodity markets including strikes in South Africa, Ukraine-Russian tensions, freezing temperatures in the U.S., and drought in South America. The strongest moves during the quarter were witnessed in the traditional commodity markets: grain, meats and tropicals. In grains, prices of corn and wheat moved sharply higher on concerns of supply disruptions out of Ukraine, aptly named the European Bread Basket, as it is a major exporter in these markets. Prices of soybeans also rallied sharply as weather concerns in Brazil led to worries over near-term supply amid strong demand. Dry weather Brazil also sent coffee prices sharply higher. Finally, in meats, the outbreak of PED propelled hog prices.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)    the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2015 and the First Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)    a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2015 and the First Quarter 2014.

First Quarter 2015

As of March 31, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	16.35%
Energies	27.80%
Grains	5.72%
Indices	26.57%
Interest Rates	16.15%
Meats	0.37%
Metals	3.27%
Tropicals	3.77%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2015 were as follows:

Currencies: (+) Registrant experienced the majority of its gains in the euro, euro/yen cross, Dollar Index Canadian and Australian Dollars. The majority of losses were incurred in the Swiss franc.

Interest Rates: (+) Registrant experienced the majority of its gains in the U.S. 5-years and Australian, Canadian and German 10-year bonds. The majority of losses were incurred in U.S. 2- and 10-years, JGB and Euroswiss markets.

Indices: (+) Registrant experienced the majority of its gains in the Nikkei, EuroStoxx 50, S&P 500, Nasdaq and Stockholm indices. The majority of losses were incurred in the Kospi and All Share indices.

Energies: (-) Registrant experienced no gains. The majority of losses were in crude oil and natural gas.

Metals: (-) Registrant experienced the majority of its gains in aluminum and copper. The majority of losses were incurred in gold and silver.

Grains: (-) Registrant experienced the majority of its gains in wheat. The majority of losses were incurred in corn and beans.

Tropicals: (+) Registrant realized the majority of its gains in sugar. The majority of losses were incurred in coffee.

Meats: (+) Registrant experienced the majority of its gains in live hogs. The majority of losses were incurred in live cattle.

First Quarter 2014

As of March 31, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	22.09%
Energies	14.80%
Grains	26.80%
Indices	10.89%
Interest Rates	14.65%
Meats	0.24%
Metals	9.18%
Tropicals	1.35%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2014 were as follows:

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

Results of Operations

First Quarter 2015

The Net Asset Value per Unit of Class I as of March 31, 2015 was $93.49, an increase of $4.16 from the December 31, 2014 Net Asset Value of $89.33.

The Net Asset Value per Unit of Class II as of March 31, 2015 was $108.23, an increase of $5.29 from the December 31, 2014 Net Asset Value of $102.94.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the First Quarter 2015, as well as the allocation of the Registrant’s assets to each Trading Advisor at March 31, 2015. The table is based on the effect of a Unitholder that held Units for the First Quarter 2015, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II
Beginning UNAV	$89.33	Beginning UNAV	$102.94	Allocation of Assets as of March 31, 2015
CTA Choice EGLG	1.50	CTA Choice EGLG	1.73	24.83%
CTA Choice ELL	0.95	CTA Choice ELL	1.09	24.88%
CTA Choice FRT	0.26	CTA Choice FRT	0.30	24.96%
CTA Choice RDOK	2.33	CTA Choice EGLG	2.68	25.33%
Net Expenses	(0.88)	Net Expenses	(0.51)
ENDING UNAV	$93.49	ENDING UNAV	$108.23	100.00%

The Registrant’s average net asset level for the First Quarter 2015 was approximately $15,856,000, a decrease of approximately $21,314,000 as compared to the First Quarter 2014, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the First Quarter 2015 was 4.66% and 5.14%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2015 was approximately $49,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the First Quarter 2015 was approximately $886,000.

Dividend income for the First Quarter 2015 was approximately $22,000, a decrease of approximately $43,000, as compared to the First Quarter 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2015 were approximately $33,000, a decrease of approximately $61,000, as compared to the First Quarter 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 were approximately $61,000, a decrease of approximately $59,000 as compared to the First Quarter 2014, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the First Quarter 2015 were approximately $20,000, a decrease of approximately $32,000 as compared to the First Quarter 2014, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 were approximately $188,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2015 was approximately $10,000, a decrease of approximately $16,000 as compared to the First Quarter 2014, primarily due to the decrease in the average net asset level discussed above.

Service fees for the First Quarter 2015 were approximately $72,000, a decrease of approximately $109,000 as compared to the First Quarter 2014, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the First Quarter 2015 were approximately $40,000, a decrease of approximately $64,000 as compared to the First Quarter 2014, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2015 was approximately $10,000, a decrease of approximately $30,000, as compared to the First Quarter 2014.

Operating expenses were approximately $80,000 for the First Quarter 2015. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the First Quarter 2015.

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

WMT III Series J - Class I		WMT III Series J - Class II
Beginning UNAV	$93.80	Beginning UNAV	$106.03	Allocation of Assets as of March 31, 2014
CTA Choice EGLG	(3.51)	CTA Choice EGLG	(3.96)	20.34%
CTA Choice ELL	(1.33)	CTA Choice ELL	(1.51)	19.80%
CTA Choice GLAGS	(3.06)	CTA Choice GLAGS	(3.45)	19.87%
CTA Choice RDOK	(1.08)	CTA Choice RDOK	(1.22)	20.20%
CTA Choice SAXN	(0.30)	CTA Choice SAXN	(0.34)	19.79%
Net Expenses	(0.76)	Net Expenses	(0.39)
ENDING UNAV	$83.76	ENDING UNAV	$95.16	100.00%

The Registrant’s average net asset level for the First Quarter 2014 was approximately $37,170,000, a decrease of approximately $55,639,000 as compared to the First Quarter 2013, primarily due to the effect of investor redemptions and negative trading performance.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2015.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2014 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2014.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at March 31, 2015 and December 31, 2014. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2015 and December 31, 2014, the Registrant had total capitalizations of approximately $16 million and $16 million, respectively.

	March 31, 2015		December 31, 2014
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$441,477	2.79%	$391,180	2.50%
Currencies	446,853	2.82%	282,542	1.81%
Commodities	1,118,600	7.07%	756,442	4.84%
Stock indices	726,172	4.59%	262,079	1.68%

Total	$2,733,102	17.27%	$1,692,243	10.83%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the First Quarter 2015 and the First Quarter 2014 based upon the Registrant’s total average capitalization of approximately $16 million and $37 million, respectively.

	First Quarter 2015		First Quarter 2014
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$509,854	3.21%	$1,498,152	4.03%
Currencies	461,877	2.91%	844,736	2.27%
Commodities	1,004,530	6.33%	4,027,741	10.84%
Stock indices	657,499	4.14%	1,063,633	2.86%

Total	$2,633,760	16.59%	$7,434,262	20.00%

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

Based on the trading value at risk at March 31, 2015, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2014. A net increase in the average trading value at risk, relative to average capitalization levels was experienced during the First Quarter 2015 as compared with the First Quarter 2014.

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

The Managing Owner attempts to minimize market risk exposure by requiring the Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, the Managing Owner shall automatically terminate the Trading Advisors through termination of the CTA Fund if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the Net Asset Value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2015. Based upon such evaluation, the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of March 31, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2015.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2015, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010(incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC(incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J(incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: May 14, 2015
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: May 14, 2015
	Name:	David K. Spohr
	Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

