Form 10-Q
period 2015-06-30
World Monitor Trust III - Series J
filed 2015-08-13
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ________________________________

Commission File Number: 000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐   No  ☒

1

WORLD MONITOR TRUST III – SERIES J

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$3,934,480	$987,552
Due from Affiliated Investment Funds	0	759,845
Investment in securities, at fair value (cost $0 and $10,296,827 at June 30, 2015 and December 31, 2014, respectively)	0	10,187,034
Investment in Affiliated Investment Funds, at fair value (cost $10,430,123 and $3,965,279 at June 30, 2015 and December 31, 2014, respectively) (see Note 7)	10,019,322	4,083,278
Total assets	$13,953,802	$16,017,709

LIABILITIES
Accrued expenses payable	$149,727	$115,573
Service fees payable (see Note 5)	23,425	25,659
Redemptions payable	905,511	231,883
Total liabilities	1,078,663	373,115

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 145,069.756 and 164,636.168 Units outstanding at June 30, 2015 and December 31, 2014, respectively	12,065,022	14,707,477
Class II Units:
Unitholders’ Units – 8,371.835 and 9,103.868 Units outstanding at June 30, 2015 and December 31, 2014, respectively	810,117	937,117
Total Unitholders’ capital (Net Asset Value)	12,875,139	15,644,594
Total liabilities and Unitholders’ capital	$13,953,802	$16,017,709

NET ASSET VALUE PER UNIT
Class I	$83.17	$89.33
Class II	$96.77	$102.94

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015		December 31, 2014

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond – Select (shares 0.000 and 312,875.606 at June 30, 2015 and December 31, 2014, respectively)	0.00%	$0	21.72%	$3,397,829
Fidelity InstlShrt-IntermGovt (shares 0.000 and 339,400.918 at June 30, 2015 and December 31, 2014, respectively)	0.00%	0	21.74%	3,400,797
T. Rowe Price Short-Term Fund (shares 0.000 and 713,349.067 at June 30, 2015 and December 31, 2014, respectively)	0.00%	0	21.66%	3,388,408
Total investment in securities (cost $0 and $10,296,827 at June 30, 2015 and December 31, 2014, respectively)	0.00%	$0	65.12%	$10,187,034

Investment in Affiliated Investment Funds:
CTA Choice ELL	18.31%	$2,358,084	10.49%	$1,641,628
CTA Choice FRT	10.22%	1,316,160	4.47%	699,632
CTA Choice QNTM	11.09%	1,427,804	0.00%	0
CTA Choice RDOK	10.80%	1,389,948	6.31%	986,764
CTA Choice SCT	9.76%	1,256,680	0.00%	0
CTA Choice WTN	17.64%	2,270,646	0.00%	0
Other investment in Affiliated Investment Funds	0.00%	0	4.83%	755,254
Total investment in Affiliated Investment Funds (cost $10,430,123 and $3,965,279 at June 30, 2015 and December 31, 2014, respectively)	77.82%	$10,019,322	26.10%	$4,083,278

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$9	$239	$10	$832
Dividend income	1,675	32,882	23,716	97,771
Total investment income	1,684	33,121	23,726	98,603

EXPENSES
Management fees to Managing Owner	18,774	25,130	38,541	76,715
Managing Owner interest earned on Certain Investment Funds (see Note 4)	1,675	30,084	11,276	70,319
Service fees - Class I Units (see Note 5)	67,433	88,728	139,260	269,548
Sales commission	37,271	51,178	77,013	155,541
Offering costs	0	12,027	0	59,072
Operating expenses	99,428	136,762	179,543	243,274
Total expenses	224,581	343,909	445,633	874,469
Net investment loss	(222,897)	(310,788)	(421,907)	(775,866)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(49,618)	(27,489)	(61,229)	(126,631)
Net change in unrealized appreciation on investment in securities	49,618	73,854	109,793	228,007
Net gain from investment in securities	0	46,365	48,564	101,376
Net realized loss on investment in Affiliated Investment Funds	(1,120,647)	(1,479,229)	(95,230)	(3,548,471)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(389,785)	1,571,555	(528,800)	(394,840)
Net (loss) gain from investment in Affiliated Investment Funds	(1,510,432)	92,326	(624,030)	(3,943,311)
NET LOSS	$(1,733,329)	$(172,097)	$(997,373)	$(4,617,801)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(10.56)	$(0.78)	$(5.99)	$(14.00)
Class II	$(11.54)	$(0.24)	$(5.75)	$(14.90)
Weighted average number of Units outstanding
Class I	154,970.232	215,872.402	158,230.235	303,923.727
Class II	8,371.835	16,993.111	8,602.120	24,403.341

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Class I		Class II		Total
	Units	Amount	Units	Amount	Units	Amount

Six months ended June 30, 2015
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(19,566.412)	(1,694,552)	(732.033)	(77,530)	(20,298.445)	(1,772,082)
Net loss		(947,903)		(49,470)		(997,373)
Unitholders’ capital at June 30, 2015	145,069.756	$12,065,022	8,371.835	$810,117	153,441.591	$12,875,139

Six months ended June 30, 2014
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(300,409.911)	(25,932,033)	(31,373.088)	(3,095,138)	(331,782.999)	(29,027,171)
Net loss		(4,254,253)		(363,548)		(4,617,801)
Unitholders’ capital at June 30, 2014	189,261.255	$15,743,248	11,918.712	$1,131,638	201,179.967	$16,874,886

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interest holder, the Asset Allocator determines the trading level of each interest holder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interest holders pursuant to each interest holder’s Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of June 30, 2015, Series J allocates approximately one-sixth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice EGLG (“EGLG”)	Eagle Trading Systems Inc.	Eagle Global Program	01/1/12	04/30/15
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12	12/31/14
CTA Choice GLAGS (“GLAGS”)	Global Ag, LLC	Diversified Program	12/1/12	12/31/14
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	08/1/14
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	05/1/15
CTA Choice SCT (“SCT”)	SCT Capital Management Inc.	AQT1X Trading Program	05/1/15
CTA Choice WTN (“WTN”)	Winton Capital Management Limited	Diversified Program	05/1/15

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

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2015, the condensed statements of operations for the three months ended June 30, 2015 (“Second Quarter 2015”), for the six months ended June 30, 2015 (“Year-To-Date 2015”), for the three months ended June 30, 2014 (“Second Quarter 2014”), for the six months ended June 30, 2014 (“Year-To-Date 2014”),and the condensed statements of changes in Unitholders’ capital for the Second Quarter 2015 and the Second Quarter 2014, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2015 and the results of its operations for the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments as of June 30, 2015 or December 31, 2014, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

June 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in Affiliated Investment Funds, at fair value	$0	$10,019,322	$0	$10,019,322

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$10,187,034	$0	$0	$10,187,034
Investment in Affiliated Investment Funds, at fair value	$0	$4,083,278	$0	$4,083,278

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2015, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2015, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

H.	New Accounting Pronouncement

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. For nonpublic business entities, ASU 2015-07 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. Series J has chosen not to early adopt ASU 2015-07.

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Management fees to Managing Owner	$18,774	$25,130	$38,541	$76,715
Managing Owner interest earned on Certain Investment Funds	1,675	30,084	11,276	70,319
Operating expenses	45,586	39,350	72,782	76,260
Total	$66,035	$94,564	$122,599	$223,294

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2015 and December 31, 2014, were $33,708 and $33,110, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of June 30, 2015, Series J did not have investment in Certain Investment Funds. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $1,675, $30,084, $11,276 and $70,319, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2015,Second Quarter 2014,Year-To-Date 2015 and Year-To-Date 2014,the administrative services fee earned indirectly totaled $11,265, $12,811, $21,220 and $38,913, respectively.

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

For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Service Fee – Class I Units is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Monthly 1/12th of 2% service fee calculated on all Class I Units	$70,222	$93,529	$144,998	$284,609
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,789)	(4,801)	(5,738)	(15,061)
Total	$67,433	$88,728	$139,260	$269,548

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J indirectly paid administrator fees totaling $28,847, $14,262, $39,737and $38,275, respectively.

Series J also pays administrator fees directly to SS&C GlobeOp. For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J directly paid SS&C GlobeOp administrator fees of $6,250, $10,729, $12,500 and$16,979, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 77.82% and 26.10% of the Net Asset Value of Series J at June 30, 2015 and December 31, 2014, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2015 and the Year-To-Date 2014:

	Net asset value December 31, 2014	Purchases	Loss	Redemptions	Net asset value June 30, 2015
Investment in Affiliated Investment Funds	$4,083,278	$16,414,981	$(624,030)	$(9,854,907)	$10,019,322

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value June 30, 2014
Investment in Affiliated Investment Funds	$12,249,728	$3,934,382	$(3,943,311)	$(7,599,229)	$4,641,570

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

Prior to May 1, 2015, Series J’s investment in Affiliated Investment Funds was not fully funded, but was subject to additional capital calls up to the full amount of the capital commitment. Effective May 1, 2015, in accordance with the amendment to CTA Choice’s Private Placement Memorandum, the full amount of Series J’s capital contribution to an Affiliated Investment Fund will be traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of Series J to an Affiliated Investment Fund shall equal Series J’s Investment Level. An Affiliated Investment Fund’s Investment Level Factor is the trading leverage factor of an Affiliated Investment Fund, as designated by ClariTy from time to time for such Affiliated Investment Fund, and reflects the level at which a Trading Advisor is instructed to trade the Affiliated Investment Fund’s assets. ClariTy may increase or decrease the Affiliated Investment Fund’s Investment Level Factor in its sole discretion.

The following table sets out the total capital contribution and investment level split between net asset value:

	Total capital contribution June 30, 2015	Total investment level June 30, 2015
CTA Choice ELL	$2,358,084	$2,836,162
CTA Choice FRT	1,316,160	2,728,599
CTA Choice QNTM	1,427,804	2,854,557
CTA Choice RDOK	1,389,948	2,877,867
CTA Choice SCT	1,256,680	2,692,018
CTA Choice WTN	2,270,646	2,749,718
Total	$10,019,322	$16,738,921

Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of securities held or sold short by their respective Affiliated Investment Fund. ClariTy has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interest holders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL	0.00%	30.00%
CTA Choice FRT	2.00%	20.00%
CTA Choice GLAGS*	2.00%	20.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice SAXN*	0.00%	25.00%
CTA Choice SCT***	0.75%	20.00%
CTA Choice WTN	1.50%	20.00%

*Series J fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.
** Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.
*** Series J invests in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014,the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $62,900, $61,833, $123,804 and $181,695, respectively.

For the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014,the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $7,085, $0, $195,376 and $0, respectively.

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

No derivative instruments were directly held by Series J as of June 30, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents per Unit operating performance data and other supplemental data for the Second Quarter 2015, Second Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2015		June 30, 2015
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$93.49	$89.33	$108.23	$102.94
Gain (Loss) from operations:
Net realized and change in unrealized loss (1)	(8.94)	(3.60)	(10.38)	(4.24)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.01	0.14	0.01	0.16
Expenses	(1.39)	(2.70)	(1.09)	(2.09)
Total loss from operations	(10.32)	(6.16)	(11.46)	(6.17)
Net Asset Value per Unit at end of period	$83.17	$83.17	$96.77	$96.77

Total Return (4)	(11.04)%	(6.90)%	(10.59)%	(5.99)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(6.32)%	(5.73)%	(4.25)%	(3.72)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.05%	0.32%	0.05%	0.32%
Other expenses (3)	6.37%	6.05%	4.30%	4.04%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized gain (loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.

(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.

(3)	Annualized.

(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2014		June 30, 2014
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$83.76	$93.80	$95.16	$106.03
Gain (Loss) from operations:
Net realized and change in unrealized gain (loss)(1)	0.77	(8.20)	0.91	(9.34)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.14	0.29	0.17	0.34
Expenses	(1.49)	(2.71)	(1.29)	(2.08)
Total loss from operations	(0.58)	(10.62)	(0.21)	(11.08)
Net Asset Value per Unit at end of period	$83.18	$83.18	$94.95	$94.95

Total Return(4)	(0.69)%	(11.32)%	(0.22)%	(10.45)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss(2), (3)	(6.50)%	(5.51)%	(4.73)%	(3.50)%
Interest income (3)	0.00%	0.01%	0.01%	0.01%
Dividend income (3)	0.67%	0.67%	0.71%	0.69%
Other expenses (3)	7.17%	6.19%	5.45%	4.20%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.

(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.

(3)	Annualized.

(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital contribution and investment level of Series J’s investment in Affiliated Investment Funds as of August 1, 2015:

	Total capital contribution August 1, 2015	Total investment level August 1, 2015
CTA Choice ELL	$2,262,139	$2,699,864
CTA Choice FRT	1,384,547	2,697,720
CTA Choice RDOK	1,288,297	2,601,472
CTA Choice QNTM	1,261,790	2,574,963
CTA Choice SCT	1,278,939	2,592,113
CTA Choice WTN	2,238,435	2,676,160
Total	$9,714,147	$15,842,293

From July 1, 2015 through August 13, 2015, there were redemptions of approximately $226,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2015 (“Second Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2013 to July 31, 2014, the Registrant allocated approximately one-fifth of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice ELL (“ELL”), managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program.

•	CTA Choice GLAGS (“GLAGS”), managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

•	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

•	CTA Choice SAXN (“SAXN”), managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

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

As of May 1, 2015, the Registrant allocated approximately one-sixth of its Allocated Assets to each ELL, FRT, RDOK and each of the following CTA Funds after fully redeeming from EGLG:

•	CTA Choice QNTM (“QNTM”), managed by Quantmetrics Capital Management LLP (“Quantmetrics”), pursuant to its QM Multi Strategy Program, which is a quantitative short term directional futures strategy program;

•	CTA Choice SCT (“SCT”), managed by SCT Capital Management Inc. (“SCT Capital”), pursuant to its AQT1X Trading Program, which is a broadly diversified program; and

•	CTA Choice WTN (“WTN”), managed by Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, which is a systematic, technical diversified program.

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

Fort’s Global Diversified Trading Program consists of three separate strategy components: (i) trend anticipating; (ii) trend following; and (iii) short term mean reversion. Fort’s investment objective is to achieve attractive absolute returns and reduced volatility of returns primarily through trading a broad spectrum of futures contracts, including short-term interest rates, bonds, currencies, stock indices, energy and metals. Fort has designed its Trading Program in an attempt to produce high quality risk adjusted returns with a low correlation to broad based equity markets such as the S&P 500 or the MSCI world index. In an attempt to reduce volatility, the trading program is not constructed based primarily on one-sided exposure to a particular market factor, such as long exposure to equity investments.

Global’s Discretionary Trading Program primarily, but not exclusively, trades futures on agricultural markets, primarily grains and oil seeds and the associated options on these markets. Global is aware of the “randomness” of markets. However, it is Global’s belief that fundamentals determine the eventual movement of a particular market towards a price, either higher or lower than currently observed. It is for this reason that Global relies heavily on analyzing each market “fundamentally” and developing a trading strategy to complement the analysis. As price discovery takes place, Global monitors a host of market inputs that it deems very important. Some of these include energy and currency values, domestic and international freight values, underlying cash values associated with futures markets, as well as political events in both importing and exporting countries that can have a substantive effect on global trade flows.

Quantmetrics’ QM Multi Strategy Program follows the QM Directional Strategy and the QM Premier Strategy. The QM Directional Strategy is a quantitative short term directional futures strategy. The strategy trades futures and foreign exchange with a holding period ranging from 5 minutes to a few days. The aim is to provide investors with long-term capital appreciation by realizing many short-term gains across a number of different asset classes. The investment approach identifies and captures market inefficiencies using statistical and econometric models. As the models selectively choose the timing of the trades, it is ideally positioned to benefit from liquidity driven price shocks. The QM Premier Strategy is a quantitative market neutral futures strategy. The strategy trades futures with a holding period from 20 minutes to 1 day. The aim is to provide investors with long-term capital appreciation by seeking to profit from short term liquidity imbalances in pairs of equity index futures. The investment approach identifies and captures market inefficiencies using statistical and econometric models. Disciplined risk management is built into each trading algorithm, with time stops strictly adhered to.

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

SCT Capital’s AQT1X Trading Program trades commodity futures contracts in U.S. and non-U.S. markets on a highly leveraged basis. SCT Capital analyzes historic price action in markets using machine learning, statistical and quantitative methods as a means of predicting market opportunity and discovering repeatable patterns in historical prices. The program recognizes that each asset class has its own “signature” in the global marketplace, emphasizing asset class-specific design and non-correlation objectives within each of the sub-models in the trading program. SCT Capital has created models for specific asset classes, using the above techniques to generate positions in fixed-income, currency, commodity and equity futures. SCT Capital employs a portfolio management process to manage the aggregate risk across all positions generated by the models.

Winton’s Diversified Program employs a computer-based system to engage in the speculative trading of international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps. Winton seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

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

Trading Advisor	Management Fee	Incentive Fee

Eagle**	2.00%	25.00%
Ellington	0.00%	30.00%
Fort*	2.00%	20.00%
Global**	2.00%	20.00%
Red Oak	2.00%	20.00%
Quantmetrics*	1.00%	25.00%
Saxon**	0.00%	25.00%
SCT Capital*	0.75%	20.00%
Winton*	1.50%	20.00%

* The Registrant subscribed to CTA Choice FRT as of August 1, 2014, and CTA Choice QNTM, CTA Choice SCT and CTA Choice WTN as of May 1, 2015.

** The Registrant fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014, and CTA Choice EGLG as of April 30, 2015.

*** Series J invests in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2015, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments at June 30, 2015, $0 or 0.00% were classified as Level 1 and $10,019,322 or 100.00% as Level 2. Of the Registrant’s investments at December 31, 2014, $10,187,034 or 71.39% were classified as Level 1 and $4,083,278 or 28.61% as Level 2. There were no Level 3 investments at June 30, 2015 or December 31, 2014, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2015 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Second Quarter 2015

Subscriptions of Limited Units for the Second Quarter 2015 were $0. Redemptions of Limited Units for the Second Quarter 2015 were $1,216,251.

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

Market Overview

Following is a market overview for the Second Quarter 2015 and the Second Quarter 2014:

Second Quarter 2015

The second quarter of 2015 was a difficult one as many established trends reversed direction or stalled. In currencies, the U.S. dollar’s dominance waned early-on as weaker-than-anticipated economic reports sent the greenback to its first monthly loss since June 2014. Thereafter, the greenback traded in a wide band as investors fine-tuned their expectations for the timing of the first U.S. rate hike since June 2006. Conversely, the euro which had been trending lower gained ground against the U.S. dollar in the second quarter as early investor enthusiasm over signs of recovery in the region’s economy were sufficient to overcome worries over a potential Greek exit from the European Union. The British pound similarly rallied during the second quarter on solid economic reports and expectations that the Bank of England would be the next central bank after the U.S. Federal Reserve (the “Fed”) to begin tightening. Finally, the Japanese yen settled off 12-year lows against the U.S. dollar, underscoring the divergence between the Fed and the Bank of Japan’s (“BOJ”) monetary policies where the Fed is looking for an opportunity to tighten while the BOJ remains in an easing mode.

Overall, global bond market prices moved lower during the second quarter. In the U.S., prices fell as investors looked past weak economic reports and worrying Greek debt negotiations, and focused instead on the Fed Chair Yellen’s contention that a first quarter economic slowdown would be transitory, which re-ignited expectations for a late-2015 interest rate hike. European bond market prices similarly lost ground as investors unwound positions as yields fell to historic lows. Prices worked a bit higher near quarter end as Greece worries intensified. In global equities, U.S. markets were generally range-bound with the exception of the NASDAQ which ended the quarter higher. In European markets, the indices closed lower as worries over a potential “Grexit” intensified; UK equities were also pressured as expectations for a 2016 interest rate hike firmed. Conversely, Japanese equity markets posted strong gains in the second quarter, with the Nikkei and Topix rallying to multi-year highs. Chinese equities similarly raced higher for most of the second quarter until mid-June when the market experienced a breathtaking collapse from highs and entered bear market territory as leveraged investors fled on worries that the bull market had moved too far, too fast.

The trend was generally down for commodity markets in the second quarter. In energies, crude prices rallied early in the quarter on signs of shrinking U.S. inventories, lower production and geopolitical conflicts in the Middle East, but thereafter settled into a trading range. In base metals, expectations for further People’s Bank of China (“PBOC”) stimulus, strikes and slowing output buoyed prices early on, then worries of a China slowdown and dwindling demand erased those gains with metals throughout the group ending the quarter lower. Precious metals similarly ended the month lower. Grain and oil seed prices which drifted lower for much of the quarter rallied in June as too much rain in the U.S. Midwest, and not enough in Europe and Canada, combined with bullish U.S. Department of Agriculture reports, propelled prices higher. Wheat and soybeans were the main beneficiaries, ending higher for the quarter overall. In tropical markets, cocoa prices swept higher during the three-month period on signs of stronger demand amid reduced supply. Conversely, sugar prices extended lower.

Second Quarter 2014

The global capital markets are slowly moving towards a more divergent monetary policy environment, which has begun to create trading opportunities for certain CTAs in the second quarter. Ukraine-Russian tensions, the future course of European Central Bank (the “ECB”) and Federal Reserve Bank actions, in addition to disparate Chinese economic releases moved market over the second quarter.

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

In the UK, the economic picture, which is perhaps a step ahead of the U.S., is a bit brighter and as a result fears of Bank of England tightening are closer to the present. This ultimately weighed on FTSE as it fell off mid-quarter highs marked in May; prices in the gilt similarly fell late in the quarter but received a bit of lift as the BOE sought to temper expectations for high rates in the immediate term.

Japan raised sales taxes in the beginning of the quarter, but so far that has not seemed to have pushed the economy into a recession. Abe’s structural reform program appears to be slowly moving forward. Any monetary tightening from Japan seems a bit more distant than in the U.S.

Conversely, in the Euro-Zone sluggish growth and low inflation paved the way for expectations that the ECB will continue to provide monetary stimulus. As such, German bund prices rose as inflationary readings fell and the DAX ended higher. It seems likely that monetary stimulus will be the longest lasting here compared to other developed markets.

In currency markets, volatility fell to multi-year lows as investors tried to find direction. In major currencies, the Japanese yen stayed within a relatively tight trading range. The British pound trended sharply higher as a string of strong economic readings sparked speculation that the BOE would be the first major central bank to raise the benchmark interest rates. The Australian dollar also rallied during the quarter as improving manufacturing in China buoyed the commodity currency. Conversely, sluggish readings in Europe weighed on the Euro as expectations increased for further ECB stimulus. The U.S. dollar was mixed, ultimately ending the period slightly off its first quarter close as vacillated on expectations for Federal Reserve activity. Finally, in other markets, the New Zealand dollar was lifted as the country again increased rates while the Norwegian krone slid lower on poor economic readings and increasing expectations for further interest rate reductions; the Swedish krona also moved lower during the second quarter.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2015 and the Second Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2015 and the Second Quarter 2014.

Second Quarter 2015

As of June 30, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	17.62%
Energies	5.10%
Grains	2.70%
Indices	39.42%
Interest Rates	28.33%
Meats	0.36%
Metals	4.08%
Tropicals	2.39%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2015 were as follows:

Currencies: (-) The Registrant experienced the majority of its losses in April as the dollar ended the period lower on weaker-than-forecast economic reports which clouded the outlook for the timing of Federal Reserve tightening.

Interest Rates: (-) The Registrant was unprofitable in global interest rates markets. Largest losses were the result of long positions in European bond markets as prices turned sharply lower on worries that yields had fallen too far. Smaller losses were posted in U.S. and Pacific Rim interest rates.

Indices: (-) The Registrant was unprofitable throughout the global stock index complex. The quarter’s largest losses were posted in June in U.S. and Pacific Rim markets.

Energies: (-) The Registrant was unprofitable in energies as crude oil prices rallied off lows in anticipation of increasing global demand. The quarter’s losses were largely realized in April.

Metals: (-) The Registrant realized losses in base and precious metals during the second quarter.

Grains: (-) The Registrant was unprofitable in grains due to an early-quarter long bias. In June, a rally in grain prices helped to dampen the overall loss.

Tropicals: (-) The Registrant was unprofitable in tropical markets overall with largest losses seen in April, due in part to short positions in sugar which suffered as prices rallied.

Meats: (+) Overall, the Registrant realized small gains in the meats sector on short positions in live cattle.

Second Quarter 2014

As of June 30, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	17.82%
Energies	27.60%
Grains	26.97%
Indices	12.73%
Interest Rates	5.90%
Meats	0.00%
Metals	7.69%
Tropicals	1.29%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2014 were as follows:

Currencies: (+) The Registrant experienced a majority of its gains in the British pound, Australian dollar and Brazilian Real. The majority of its losses were incurred in the Swiss franc, euro and Japanese yen.

Energies: (+) The Registrant experienced a majority of its gains in crude oil. The majority of losses were incurred in gas and heating oils.

Grains: (+) The Registrant experienced a majority of its gains in corn. The majority of its losses were incurred in wheat.

Indices: (+) The Registrant experienced a majority of its gains in Pacific Rim and European stock indices. The majority of losses were incurred in European.

Interest Rates: (+) The Registrant experienced a majority of its gains in U.S. rates. The majority of its losses were incurred in European and Pacific Rim rates.

Meats: (+) The Registrant experienced a majority of its gains in live cattle. The majority of its losses were incurred in live hogs.

Metals: (+) The Registrant experienced a majority of its gains in palladium. The majority of its losses were incurred in gold and copper.

Tropicals: (-) The Registrant experienced no gains. The majority of its losses were incurred in sugar.

Results of Operations

Year-To-Date 2015

The Net Asset Value per Unit of Class I as of June 30, 2015 was $83.17, a decrease of $6.16 from the December 31, 2014 Net Asset Value of $89.33.

The Net Asset Value per Unit of Class II as of June 30, 2015 was $96.77, a decrease of $6.17 from the December 31, 2014 Net Asset Value of $102.94.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2015, as well as the allocation of the Registrant’s assets to each Trading Advisor as of June 30, 2015. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2015, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II
Beginning UNAV	$89.33	Beginning UNAV	$102.94	Allocation of Assets as of June 30, 2015
CTA Choice EGLG	1.21	CTA Choice EGLG	1.40	0.00%
CTA Choice ELL	(1.19)	CTA Choice ELL	(1.37)	16.93%
CTA Choice FRT	(0.84)	CTA Choice FRT	(0.96)	16.85%
CTA Choice QNTM	0.09	CTA Choice QNTM	0.11	16.59%
CTA Choice RDOK	(0.14)	CTA Choice RDOK	(0.17)	16.78%
CTA Choice SCT	(0.87)	CTA Choice SCT	(1.00)	16.26%
CTA Choice WTN	(0.56)	CTA Choice WTN	(0.65)	16.59%
Net Expenses	(3.86)	Net Expenses	(3.53)
ENDING UNAV	$83.17	ENDING UNAV	$96.77	100.00%

The Registrant’s average net asset level for the Year-To-Date 2015 was approximately $15,029,000, a decrease of approximately $14,042,000 as compared to the Year-To-Date 2014, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2015 was (6.90)% and (5.99)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2015 was approximately $49,000.

The Registrant’s total gains from its investment in Affiliated Investment Funds for the Year-To-Date 2015 was approximately $624,000.

Dividend income for the Year-To-Date 2015 was approximately $24,000, a decrease of approximately $74,000, as compared to the Year-To-Date 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2015, were approximately $77,000, a decrease of approximately $54,000, as compared to the Year-To-Date 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 were approximately $124,000, a decrease of approximately $58,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2015 were approximately $39,000, a decrease of approximately $38,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015, were approximately $195,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 was approximately $21,000, a decrease of approximately $18,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2015 were approximately $139,000, a decrease of approximately $131,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2015 were approximately $77,000, a decrease of approximately $79,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2015 was approximately $11,000, a decrease of approximately $59,000, as compared to the Year-To-Date 2014.

Operating expenses were approximately $180,000 for the Year-To-Date 2015. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the Year-To-Date 2015.

Year-To-Date 2014

The Net Asset Value per Unit of Class I as of June 30, 2014 was $83.18, a decrease of $10.62 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of June 30, 2014 was $94.95, a decrease of $11.08 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor as of June 30, 2014. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II
Beginning UNAV	$93.80	Beginning UNAV	$106.03	Allocation of Assets as of June 30, 2014
CTA Choice EGLG	(3.71)	CTA Choice EGLG	(4.20)	19.42%
CTA Choice ELL	(0.72)	CTA Choice ELL	(0.82)	20.00%
CTA Choice GLAGS	(2.49)	CTA Choice GLAGS	(2.82)	21.66%
CTA Choice RDOK	(1.79)	CTA Choice RDOK	(2.03)	19.52%
CTA Choice SAXN	0.08	CTA Choice SAXN	0.09	19.40%
Net Expenses	(1.99)	Net Expenses	(1.30)
ENDING UNAV	$83.18	ENDING UNAV	$94.95	100.00%

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

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2014, were approximately $0.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2015.

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

Quantifying the Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at June 30, 2015 and December 31, 2014. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2015 and December 31, 2014, the Registrant had total capitalizations of approximately $13 million and $16 million, respectively.

	June 30, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$478,077	3.71%	$391,180	2.50%
Currencies	297,308	2.31%	282,542	1.81%
Commodities	246,768	1.92%	756,442	4.84%
Stock indices	665,231	5.17%	262,079	1.68%
Total	$1,687,384	13.11%	$1,692,243	10.83%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Second Quarter 2015 and the Second Quarter 2014 based upon the Registrant’s total average capitalization of approximately $14 million and $20 million, respectively.

	Second Quarter 2015		Second Quarter 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$460,249	3.20%	$306,189	1.56%
Currencies	338,673	2.35%	627,275	3.20%
Commodities	678,437	4.71%	2,120,133	10.83%
Stock indices	855,119	5.94%	457,929	2.34%
Total	$2,332,478	16.20%	$3,511,526	17.93%

Material Limitations on Value at Risk as an Assessment of Market Risk

The notional value of the market sector instruments held by the Registrant (directly/indirectly) is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of the face value) as well as many times the total capitalization of the Registrant. The magnitude of the Registrant’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the Registrant to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Registrant gives no indication of this “risk of ruin.”

Non-Trading Risk

The Registrant has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27 A of the Securities Act and Section 21 E of the Exchange Act.

The Registrant’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks are one of which could cause the actual results of the Registrant’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Registrant. There can be no assurance that the Registrant’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Unit holders must be prepared to lose all or substantially all of their investment in the Registrant.

Based on the trading value at risk at June 30, 2015, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2014. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Second Quarter 2015 as compared with the Second Quarter 2014.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Second Quarter 2015. Based upon such evaluation, the Managing Owner’s President and Chief Operating Officer and Chief Compliance Officer have concluded that, as of June 30, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2015.

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

Prior to December 1, 2008 the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2015, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27,2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Member

By:	/s/ Jim Parrish		Date: August 13, 2015
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ David K. Spohr		Date: August 13, 2015
	Name:	David K. Spohr
	Title:	Chief Operating Officer and Chief Compliance Officer
(Principal Financial/Accounting Officer)

