Form 10-Q
period 2015-09-30
World Monitor Trust III - Series J
filed 2015-11-12
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

SEPTEMBER 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

3

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents (see Note 2)	$74,975	$987,552
Due from Affiliated Investment Funds	0	759,845
Investment in securities, at fair value (cost $3,338,389 and $10,296,827 at September 30, 2015 and December 31, 2014, respectively)	3,315,371	10,187,034
Investment in Affiliated Investment Funds, at fair value (cost $9,454,522 and $3,965,279 at September 30, 2015 and December 31, 2014, respectively) (see Note 7)	9,061,830	4,083,278
Total assets	$12,452,176	$16,017,709

LIABILITIES
Accrued expenses payable	$169,322	$115,573
Service fees payable (see Note 5)	19,273	25,659
Redemptions payable	156,730	231,883
Total liabilities	345,325	373,115

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 138,321.666 and 164,636.168 Units outstanding at September 30, 2015 and December 31, 2014, respectively	11,306,787	14,707,477
Class II Units:
Unitholders’ Units – 8,371.835 and 9,103.868 Units outstanding at September 30, 2015 and December 31, 2014, respectively	800,064	937,117
Total Unitholders’ capital (Net Asset Value)	12,106,851	15,644,594
Total liabilities and Unitholders’ capital	$12,452,176	$16,017,709

NET ASSET VALUE PER UNIT
Class I	$81.74	$89.33
Class II	$95.57	$102.94

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015		December 31, 2014

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond – Select (shares 0.000 and 312,875.606 at September 30, 2015 and December 31, 2014, respectively)	0.00%	$0	21.72%	$3,397,829
Fidelity Instl Shrt-Interm Govt (shares 0.000 and 339,400.918 at September 30, 2015 and December 31, 2014, respectively)	0.00%	0	21.74%	3,400,797
T. Rowe Price Short-Term Fund (shares 0.000 and 713,349.067 at September 30, 2015 and December 31, 2014, respectively)	0.00%	0	21.66%	3,388,408
DoubleLine Low Duration Bond Fund Class I (shares 329,887.680 and 0.000 at September 30, 2015 and December 31, 2014, respectively)	27.38%	3,315,371	0.00%	0
Total investment in securities (cost $3,338,389 and $10,296,827 at September 30, 2015 and December 31, 2014, respectively)	27.38%	$3,315,371	65.12%	$10,187,034

Investment in Affiliated Investment Funds:
CTA Choice ELL	17.39%	$2,104,560	10.49%	$1,641,628
CTA Choice FRT	11.12%	1,346,607	0.00%	0
CTA Choice QNTM	9.50%	1,150,245	0.00%	0
CTA Choice RDOK	9.61%	1,163,661	6.31%	986,764
CTA Choice SCT	10.11%	1,223,689	0.00%	0
CTA Choice WTN	17.12%	2,073,068	0.00%	0
Other investment in Affiliated Investment Funds	0.00%	0	9.30%	1,454,886
Total investment in Affiliated Investment Funds (cost $9,454,522 and $3,965,279 at September 30, 2015 and December 31, 2014, respectively)	74.85%	$9,061,830	26.10%	$4,083,278

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$1	$83	$11	$915
Dividend income	13,801	27,754	37,517	125,525
Total investment income	13,802	27,837	37,528	126,440

EXPENSES
Management fees to Managing Owner	15,721	20,433	54,262	97,148
Managing Owner interest earned on Certain Investment Funds (see Note 4)	0	1,060	11,276	71,379
Service fees - Class I Units (see Note 5)	56,035	74,265	195,295	343,813
Sales commission	31,441	41,490	108,454	197,031
Offering costs	0	0	0	59,072
Operating expenses	91,215	84,057	270,758	327,331
Total expenses	194,412	221,305	640,045	1,095,774
Net investment loss	(180,610)	(193,468)	(602,517)	(969,334)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(396)	(4,414)	(61,625)	(131,045)
Net change in unrealized depreciation/appreciation on investment in securities	(23,018)	(35,994)	86,775	192,013
Net (loss) gain from investment in securities	(23,414)	(40,408)	25,150	60,968
Net realized (loss) gain on investment in Affiliated Investment Funds	(27,072)	1,476,925	(122,302)	(2,071,546)
Net change in unrealized appreciation/depreciation on investment in Affiliated Investment Funds	18,109	136,355	(510,691)	(258,485)
Net (loss) gain from investment in Affiliated Investment Funds	(8,963)	1,613,280	(632,993)	(2,330,031)
NET (LOSS) INCOME	$(212,987)	$1,379,404	$(1,210,360)	$(3,238,397)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net (loss) income per weighted average Unitholder
Class I	$(1.43)	$7.19	$(7.53)	$(11.19)
Class II	$(1.20)	$8.72	$(6.98)	$(13.30)
Weighted average number of Units outstanding
Class I	141,507.595	178,677.950	152,857.227	265,291.663
Class II	8,371.835	10,833.383	8,533.035	20,223.821

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Class I		Class II		Total
	Units	Amount	Units	Amount	Units	Amount

Nine months ended September 30, 2015
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(26,314.502)	(2,249,853)	(732.033)	(77,530)	(27,046.535)	(2,327,383)
Net loss		(1,150,837)		(59,523)		(1,210,360)
Unitholders’ capital at September 30, 2015	138,321.666	$11,306,787	8,371.835	$800,064	146,693.501	$12,106,851

Nine months ended September 30, 2014
Unitholders’ capital at December 31, 2013	489,671.166	$45,929,534	43,291.800	$4,590,324	532,962.966	$50,519,858
Redemptions	(319,550.078)	(27,600,502)	(33,409.674)	(3,298,091)	(352,959.752)	(30,898,593)
Net loss		(2,969,322)		(269,075)		(3,238,397)
Unitholders’ capital at September 30, 2014	170,121.088	$15,359,710	9,882.126	$1,023,158	180,003.214	$16,382,868

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

Effective March 17, 2014, the Kenmar Group and the Olympia Group of Companies merged with the GEMS Group. In connection with the merger, certain changes in the corporate structure of the organization have occurred. Kenmar Preferred Investments, L.P. “Kenmar Preferred” or the “Managing Owner”) who is the Managing Owner of the Trust, converted from a Delaware limited partnership to a Delaware limited liability company. Accordingly, the name changed to Kenmar Preferred Investments, LLC. Kenmar Preferred or Managing Owner refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of September 30, 2015, Series J allocates approximately one-sixth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2015, the condensed statements of operations for the three months ended September 30, 2015 (“Third Quarter 2015”), for the nine months ended September 30, 2015 (“Year-To-Date 2015”), for the three months ended September 30, 2014 (“Third Quarter 2014”), for the nine months ended September 30, 2014 (“Year-To-Date 2014”), and the condensed statements of changes in Unitholders’ capital for the Third Quarter 2015 and the Third Quarter 2014, are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2015 and the results of its operations for the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments as of September 30, 2015 or December 31, 2014, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

September 30, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$3,315,371	$0	$0	$3,315,371
Investment in Affiliated Investment
Funds, at fair value	$0	$9,061,830	$0	$9,061,830

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$10,187,034	$0	$0	$10,187,034
Investment in Affiliated Investment
Funds, at fair value	$0	$4,083,278	$0	$4,083,278

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2015, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2015, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415 allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Management fees to Managing Owner	$15,721	$20,433	$54,262	$97,148
Managing Owner interest earned on Certain Investment Funds	0	1,060	11,276	71,379
Operating expenses	32,275	36,097	105,057	112,357
Total	$47,996	$57,590	$170,595	$280,884

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2015 and December 31, 2014, were $32,120 and $33,110, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 5).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of September 30, 2015, the loss carry forward amounted to $23,414. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $0, $1,060, $11,276 and $71,379, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the administrative services fee earned indirectly totaled $9,423, $10,380, $30,643 and $49,293, respectively.

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

For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Service Fee – Class I Units is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Monthly 1/12th of 2% service fee calculated on all Class I Units	$58,856	$77,550	$203,854	$362,159
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,821)	(3,285)	(8,559)	(18,346)
Total	$56,035	$74,265	$195,295	$343,813

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J indirectly paid administrator fees totaling $23,784, $13,945, $63,521 and $52,220, respectively.

Series J also pays administrator fees directly to SS&C GlobeOp. For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, Series J directly paid SS&C GlobeOp administrator fees of $6,250, $6,250, $18,750 and $23,229, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 74.85% and 26.10% of the Net Asset Value of Series J at September 30, 2015 and December 31, 2014, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2015 and the Year-To-Date 2014:

	Net asset value December 31, 2014	Purchases	Loss	Redemptions	Net asset value September 30, 2015
Investment in Affiliated
Investment Funds	$4,083,278	$16,492,350	$(632,993)	$(10,880,805)	$9,061,830

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value September 30, 2014
Investment in Affiliated
Investment Funds	$12,249,728	$5,272,996	$(2,330,031)	$(10,745,099)	$4,447,594

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution September 30, 2015	Total Investment Level September 30, 2015
CTA Choice ELL	$2,104,560	$2,526,852
CTA Choice FRT	1,346,607	2,596,462
CTA Choice QNTM	1,150,245	2,301,657
CTA Choice RDOK	1,163,661	2,368,748
CTA Choice SCT	1,223,689	2,355,790
CTA Choice WTN	2,073,068	2,480,021
Total	$9,061,830	$14,629,530

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL	0.00%	30.00%
CTA Choice FRT	2.00%	20.00%
CTA Choice GLAGS*	2.00%	20.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice SAXN*	0.00%	25.00%
CTA Choice SCT***	0.75%	20.00%
CTA Choice WTN	1.50%	20.00%

*Series J fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.
**Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.
***Series J invests in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $49,991, $56,629, $173,795 and $238,324, respectively.

For the Third Quarter 2015, Third Quarter 2014, Year-To-Date 2015 and Year-To-Date 2014, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $129, $142,340, $195,505 and $142,340, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of September 30, 2015 and December 31, 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

The following information presents per Unit operating performance data and other supplemental data for the Third Quarter 2015, Year-To-Date 2015 Third Quarter 2014, and Year-To-Date 2014. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2015		September 30, 2015
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$83.17	$89.33	$96.77	$102.94

Gain (Loss) from operations:
Net realized and change in unrealized loss (1)	(0.21)	(3.81)	(0.25)	(4.50)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.09	0.23	0.11	0.27
Expenses	(1.31)	(4.01)	(1.06)	(3.14)
Total loss from operations	(1.43)	(7.59)	(1.20)	(7.37)
Net Asset Value per Unit at end of period	$81.74	$81.74	$95.57	$95.57

Total Return (4)	(1.72)%	(8.50)%	(1.24)%	(7.16)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.94)%	(5.78)%	(3.98)%	(3.79)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.44%	0.35%	0.44%	0.35%
Other expenses (3)	6.38%	6.13%	4.42%	4.14%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2014		September 30, 2014
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$83.18	$93.80	$94.95	$106.03

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	8.14	(0.04)	9.31	0.00
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.15	0.43	0.17	0.50
Expenses	(1.18)	(3.90)	(0.89)	(2.99)
Total loss from operations	7.11	(3.51)	8.59	(2.49)
Net Asset Value per Unit at end of period	$90.29	$90.29	$103.54	$103.54

Total Return (4)	8.55%	(3.74)%	9.05%	(2.35)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(4.81)%	(5.27)%	(2.91)%	(3.32)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.67%	0.66%	0.68%	0.67%
Other expenses (3)	5.48%	5.93%	3.59%	3.99%

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

The following table sets out the total capital contribution and Investment Level of Series J’s investment in Affiliated Investment Funds as of November 1, 2015:

	Total capital contribution November 1, 2015	Total Investment Level November 1, 2015
CTA Choice ELL	$2,006,771	$2,408,425
CTA Choice FRT	1,206,831	2,413,797
CTA Choice QNTM	1,141,814	2,346,779
CTA Choice RDOK	1,062,079	2,267,044
CTA Choice SCT	1,245,545	2,450,511
CTA Choice WTN	1,989,990	2,391,644
Total	$8,655,030	$14,278,200

From October 1, 2015 through November 12, 2015, there were redemptions of approximately $139,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2015 (“Third Quarter 2015”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From December 1, 2013 to July 31, 2014, the Registrant allocated approximately one-fifth of its Allocated Assets to each of the following CTA Funds:

●	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

●	CTA Choice ELL (“ELL”), managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program.

●	CTA Choice GLAGS (“GLAGS”), managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

●	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

●	CTA Choice SAXN (“SAXN”), managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

As of August 1, 2014, the Registrant allocated approximately one-sixth of its Allocated Assets to each EGLG, ELL, GLAGS, RDOK, SAXN and CTA Choice FRT (“FRT”), which is managed by Fort, L.P. (“Fort”), pursuant to its Global Diversified Program.

As of January 1, 2015, the Registrant allocated approximately one-quarter of its Allocated Assets to each EGLG, ELL, FRT and RDOK after fully redeeming from GLAGS and SAXN.

As of May 1, 2015, the Registrant allocated approximately one-sixth of its Allocated Assets to each ELL, FRT, RDOK and each of the following CTA Funds after fully redeeming from EGLG:

●	CTA Choice QNTM (“QNTM”), managed by Quantmetrics Capital Management LLP (“Quantmetrics”), pursuant to its QM Multi Strategy Program, which is a which is a quantitative short term directional futures strategy program;

●	CTA Choice SCT (“SCT”), managed by SCT Capital Management Inc. (“SCT Capital”), pursuant to its AQT1X Trading Program, which is a broadly diversified program; and

●	CTA Choice WTN (“WTN”), managed by Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, which is a systematic, technical diversified program.

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

	Management	Incentive
Trading Advisor	Fee	Fee

Eagle**	2.00%	25.00%
Ellington	0.00%	30.00%
Fort*	2.00%	20.00%
Global**	2.00%	20.00%
Red Oak	2.00%	20.00%
Quantmetrics*	1.00%	25.00%
Saxon**	0.00%	25.00%
SCT Capital*, ***	0.75%	20.00%
Winton*	1.50%	20.00%

* The Registrant subscribed to CTA Choice FRT as of August 1, 2014, and CTA Choice QNTM, CTA Choice SCT and CTA Choice WTN as of May 1, 2015.

** The Registrant fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014, and CTA Choice EGLG as of April 30, 2015.

*** The Registrant invests in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2015, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of September 30, 2015, $3,315,371 or 26.79% were classified as Level 1 and $9,061,830 or 73.21% as Level 2. Of the Registrant’s investments as of December 31, 2014, $10,187,034 or 71.39% were classified as Level 1 and $4,083,278 or 28.61% as Level 2. There were no Level 3 investments as of September 30, 2015 or December 31, 2014, nor any portion of the interim periods.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2015 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Third Quarter 2015 and Year-To-Date 2015

Subscriptions of Limited Units for the Third Quarter 2015 and Year-To-Date 2015 were $0 and $0, respectively. Redemptions of Limited Units for the Third Quarter 2015 and Year-To-Date 2015 were $555,301 and $2,327,383, respectively.

Third Quarter 2014 and Year-To-Date 2014

Subscriptions of Limited Units for the Third Quarter 2014 and Year-To-Date 2014 were $0 and $0, respectively. Redemptions of Limited Units for the Third Quarter 2014 and Year-To-Date 2014 were $1,871,422 and $30,898,593, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2015 and the Third Quarter 2014:

Third Quarter 2015

Volatility took center stage in the third quarter as investors worried about a China slowdown and its ripple effects through the global economy. In August, a surprise devaluation of the yuan created havoc sending shockwaves across global financial markets. In currencies, some of the broadest moves were seen in the commodity exporters as slowing China growth translated into diminished physical demand; the Canadian, Australian and New Zealand dollars in addition to the Brazilian real and Norwegian krone were examples of currencies that marked multi-year lows. Conversely, the Japanese yen and euro benefited from the uncertainty while unconventionally, the U.S. dollar, a traditional safe haven, was shunned in August as U.S. rate-hike expectations were deferred.

This global uncertainty though brought investors back to global bond markets. Early in the quarter, safe-haven demand sparked by overseas crises from the Chinese equity meltdown to a break-down in Greek debt negotiations, buoyed prices. Later, prices received an additional lift as tumbling commodity prices diminished global inflationary expectations and weakening economic growth raised the specter of further monetary accommodation, notably in Europe and Japan. Finally, the surprise resignation of John Boehner as Speaker of the House also added uncertainty in the U.S. market. Conversely, global equities moved swiftly lower during Third Quarter 2015 as August’s surprise devaluation of the Chinese yuan spooked the indices. The downdraft extended into September on news of Volkswagen’s emission-rigging scandal, the potential demise of Glencore and resurgent worries over global growth.

The downward trend in commodity markets continued into Third Quarter 2015. Crude oil started the quarter on a weak note as a global supply glut combined with diminished demand sent prices to 6½ year lows. At month end August though, prices soared 25% in the final three trading session sparked by OPEC comments indicating a potential willingness to talk about production and a report showing that US shale producers had begun cutting supplies; prices made little headway thereafter. Conversely, natural gas prices continued to fall as warmer weather reduced demand. Base metals prices also ended the three month period lower on demand worries while gold prices vacillated more broadly on changing global inflation expectations. Wheat, corn and soybeans all fell in the third quarter as harvest progressed smoothly amid expectations for decreasing demand. Coffee, sugar and cocoa prices also ended the quarter lower.

Third Quarter 2014

Decoupling of global central bank policy began in earnest in the third quarter. Basis consensus expectations are now that the U.K. will likely be the first to hike short term rates while the U.S. is approaching the end of tapering and expectations are for the first interest rate hike in mid-2015. Conversely in Europe, easing is still the order of the day, as the economy there remains near recession levels. In Japan, the anticipated rebound after the second quarter value added tax increase has yet to materialize thereby increasing expectations for further stimulus there. This divergence resulted in strong currency trends during the third quarter. Overall, the U.S. dollar moved sharply higher while the euro, British pound, Japanese yen and commodity currencies ended the quarter lower.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)     the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2015 and the Third Quarter 2014, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)     a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2015 and the Third Quarter 2014.

Third Quarter 2015

As of September 30, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	14.57%
Energies	8.97%
Grains	4.31%
Indices	29.27%
Interest Rates	36.12%
Meats	0.18%
Metals	4.21%
Tropicals	2.37%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2015 were as follows:

Currencies: (-) The Registrant experienced the majority of its losses in August as the Japanese yen and euro rallied sharply on safe haven buying in the wake of the surprise Chinese devaluation of the yuan. These losses erased July gains on long dollar exposures.

Energies: (+) The Registrant experienced gains in crude oil as prices ended the quarter lower on a global supply glut amid diminished demand.

Grains: (+) The Registrant realized profits in grains as the growing season in the U.S. progressed with few weather worries thereby increasing expectations for sufficient supply to meet current demand.

Indices: (-) The Registrant experienced losses as global equity indices slid while worries over the health of the global economy intensified. The large losses in August erased gains in July and September.

Interest Rates: : (+) The Registrant experience gains, notably in U.S. and European rates, as prices rallied on safe haven buying in the wake of global uncertainty sparked by a slowing Chinese economy. Further, falling commodity prices dimmed the global inflationary outlook thereby deferring expectations for a U.S. Federal Reserve interest rate hike while increasing increased speculation for additional European monetary accommodation.

Meats: (+) The Registrant realized gains in each of the three months of the quarter due to positions in live cattle.

Metals: : (+) The Registrant realized profits as the largest gains were realized in July as prices fell on worries that a slowing global economy would reduce demand for industrial metals like copper and aluminum.

Tropicals: (+) The Registrant realized small profits in the third quarter largely due to gains in coffee.

Third Quarter 2014

As of September 30, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	12.39%
Energies	25.47%
Grains	19.39%
Indices	12.60%
Interest Rates	18.86%
Meats	4.27%
Metals	5.83%
Tropicals	1.19%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2014 were as follows:

Currencies: (+) The Registrant experienced the majority of its gains in the euro, Dollar Index, Japanese yen and Swiss franc. The majority of losses were incurred in the British pound, Mexican peso and Australian and Canadian dollars.

Energies: (-) The Registrant experienced the majority of its gains in gas oil. The majority of losses were in crude oil and RBOB gasoline.

Grains: (+) The Registrant experienced the majority of its gains in soybeans and corn. The majority of losses were incurred in soybean meal.

Indices: (-) The Registrant experienced the majority of its gains in the Nikkei. The majority of losses were incurred in the DAX, FTSE and All Ordinaire.

Interest Rates: (+) The Registrant experienced the majority of its gains in the gilt, U.S. 5-year Note and U.S. 30-year bond markets. The majority of losses were incurred in the German bund and U.S. 2-year note markets.

Meats: (-) The Registrant experienced the majority of its gains in live hogs. The majority of losses were incurred in live cattle.

Metals: (-) The Registrant experienced the majority of its gains in aluminium and silver. The majority of losses were incurred in palladium, platinum and copper.

Tropicals: (+) The Registrant realized the majority of its gains in sugar. The majority of losses were incurred in coffee.

Results of Operations

Year-To-Date 2015

The Net Asset Value per Unit of Class I as of September 30, 2015 was $81.74, a decrease of $7.59 from the December 31, 2014 Net Asset Value of $89.33.

The Net Asset Value per Unit of Class II as of September 30, 2015 was $95.57, a decrease of $7.37 from the December 31, 2014 Net Asset Value of $102.94.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2015, as well as the allocation of the Registrant’s assets to each Trading Advisor as of September 30, 2015. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2015, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30, 2015
Beginning UNAV	$ 89.33	Beginning UNAV	$ 102.94
CTA Choice EGLG	1.21	CTA Choice EGLG	1.40	0.00%
CTA Choice ELL	(0.89)	CTA Choice ELL	(1.03)	16.72%
CTA Choice FRT	0.02	CTA Choice FRT	0.02	16.74%
CTA Choice QNTM	(0.67)	CTA Choice QNTM	(0.77)	16.37%
CTA Choice RDOK	(0.63)	CTA Choice RDOK	(0.73)	16.75%
CTA Choice SCT	(0.99)	CTA Choice SCT	(1.14)	16.70%
CTA Choice WTN	(0.21)	CTA Choice WTN	(0.25)	16.72%
Net Expenses	(5.43)	Net Expenses	(4.87)
Ending UNAV	$ 81.74	Ending UNAV	$ 95.57	100.00%

The Registrant’s average net asset level for the Year-To-Date 2015 was approximately $14,216,000, a decrease of approximately $11,050,000 as compared to the Year-To-Date 2014, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2015 was (8.50)% and (7.16)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2015 was approximately $25,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2015 was approximately $633,000.

Dividend income for the Year-To-Date 2015 was approximately $38,000, a decrease of approximately $88,000, as compared to the Year-To-Date 2014.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2015 were approximately $107,000, a decrease of approximately $62,000, as compared to the Year-To-Date 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 were approximately $174,000, a decrease of approximately $64,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2015 were approximately $54,000, a decrease of approximately $43,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 were approximately $196,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2015 was approximately $31,000, a decrease of approximately $18,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2015 were approximately $195,000, a decrease of approximately $149,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2015 were approximately $108,000, a decrease of approximately $89,000 as compared to the Year-To-Date 2014, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2015 was approximately $11,000, a decrease of approximately $60,000, as compared to the Year-To-Date 2014.

Operating expenses were approximately $271,000 for the Year-To-Date 2015. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the Year-To-Date 2015.

Year-To-Date 2014

The Net Asset Value per Unit of Class I as of September 30, 2014 was $90.29, a decrease of $3.51 from the December 31, 2013 Net Asset Value of $93.80.

The Net Asset Value per Unit of Class II as of September 30, 2014 was $103.54, a decrease of $2.49 from the December 31, 2013 Net Asset Value of $106.03.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2014, as well as the allocation of the Registrant’s assets to each Trading Advisor as of September 30, 2014. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2014, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30, 2014
Beginning UNAV	$ 93.80	Beginning UNAV	$ 106.03
CTA Choice EGLG	(1.08)	CTA Choice EGLG	(1.22)	16.57%
CTA Choice ELL	(0.76)	CTA Choice ELL	(0.85)	16.62%
CTA Choice FRT	0.62	CTA Choice FRT	0.70	16.70%
CTA Choice GLAGS	1.96	CTA Choice GLAGS	2.21	16.36%
CTA Choice RDOK	0.49	CTA Choice RDOK	0.56	17.05%
CTA Choice SAXN	(0.72)	CTA Choice SAXN	(0.82)	16.70%
Net Expenses	(4.02)	Net Expenses	(3.07)
Ending UNAV	$ 90.29	Ending UNAV	$ 103.54	100.00%

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2015.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at September 30, 2015 and December 31, 2014. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2015 and December 31, 2014, the Registrant had total capitalizations of approximately $12 million and $16 million, respectively.

	September 30, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$377,834	3.12%	$391,180	2.50%
Currencies	152,429	1.26%	282,542	1.81%
Commodities	209,545	1.73%	756,442	4.84%
Stock indices	306,117	2.53%	262,079	1.68%
Total	$1,045,925	8.64%	$1,692,243	10.83%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Third Quarter 2015 and the Third Quarter 2014 based upon the Registrant’s total average capitalization of approximately $12 million and $17 million, respectively.

	Third Quarter 2015		Third Quarter 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$407,027	3.27%	$385,733	2.33%
Currencies	203,861	1.64%	477,377	2.89%
Commodities	231,118	1.86%	1,986,679	12.01%
Stock indices	455,409	3.66%	384,349	2.32%
Total	$1,297,415	10.43%	$3,234,138	19.55%

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

Based on the trading value at risk at September 30, 2015, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2014. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Third Quarter 2015 as compared with the Third Quarter 2014.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s President and Chairman and Chief Investment Officer (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chairman and Chief Investment Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2015. Based upon such evaluation, the Managing Owner’s President and Chairman and Chief Investment Officer have concluded that, as of September 30, 2015, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2015.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2015, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish	Date: November 12, 2015
Name:	Jim Parrish
Title:	President
(Principal Executive Officer)

By:	/s/ Kenneth A. Shewer	Date: November 12, 2015
Name:	Kenneth A. Shewer
Title:	Chairman and Chief Investment Officer
(Principal Financial/Accounting Officer)

