Form 10-K
period 2015-12-31
World Monitor Trust III - Series J
filed 2016-03-23
CIK 1345991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, Suite 2701, New York	10036
(Address of principal executive offices)	(Zip Code)

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

     Yes ☐  No ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of June 30, 2015 is $12,875,139.

As of February 1, 2016, there were 138,862.2159 Unitholders’ Units outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the Registrant’s financial statements included in its Annual Report for the year ended December 31, 2015 (the “Registrant’s 2015 Annual Report”), which is filed as an exhibit hereto).

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

The Trading Advisors and the Trading Vehicles

The Registrant allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”). Each Trading Advisor manages the portion of the assets of the Registrant allocated to such Trading Advisor and makes the trading decisions in respect of the assets allocated to such Trading Advisor. The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time in its sole discretion. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, serves as the managing member of CTA Choice. From December 1, 2013 to July 31, 2014, the Registrant allocated approximately one-fifth of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice ELL (“ELL”), managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program;

•	CTA Choice GLAGS (“GLAGS”), managed by Global Ag, LLC (“Global”), pursuant to its Discretionary Trading Program, which is a discretionary, fundamental trading program that focuses on agricultural markets;

•	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

•	CTA Choice SAXN (“SAXN”), managed by Saxon Investment Corporation (“Saxon”), pursuant to its Saxon Aggressive Diversified Program, which is a systematic, technically based, broadly diversified program.

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

From May 1, 2015 to December 31, 2015, the Registrant allocated approximately one-sixth of its Allocated Assets to each ELL, FRT, RDOK and each of the following CTA Funds after fully redeeming from EGLG:

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

Eagle’s Global Program is a technical, trend-following system developed, based on Eagle’s extensive experience in observing and trading the global markets, to capture a well-structured trading philosophy. The trading philosophy incorporates trend following elements, money management principles, predetermined risk parameters and volatility adjustment features. The system is designed to trade in a wide range of global futures markets - currencies, fixed income, energies, commodities and stock indices - that exhibit orderly intermediate and long-term trends, and adjust to changes in market environment with no predetermined allocation to any one sector. Eagle analyzes typical behavior and volatility patterns of various markets. The system seeks markets with potentially good risk/reward profiles while attempting to avoid markets characterized by excessive volatility and sharp price corrections. An attempt is made to participate in markets which exhibit favorable “signal to noise” characteristics. Money management and risk control disciplines serve to attempt to limit downside risk.

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

The Administrator performs or supervises the performance of services necessary for the operation and administration of the Registrant (other than making investment decisions), including administrative and accounting services. The Administrator also calculates the Registrant’s Net Asset Value. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by Commodity Futures Trading Commission (“CFTC”) Rule 4.23(a).

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month (See Note 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto).

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

Trading Advisor	Management Fee	Incentive Fee

Eagle**	2.00%	25.00%
Ellington**	0.00%	30.00%
Fort*	2.00%	20.00%
Global**	2.00%	20.00%
Red Oak	2.00%	20.00%
Quantmetrics*	1.00%	25.00%
Saxon**	0.00%	25.00%
SCT Capital*, **, ***	0.75%	20.00%
Winton*, **	1.50%	20.00%

* The Registrant subscribed to CTA Choice FRT as of August 1, 2014, and CTA Choice QNTM, CTA Choice SCT and CTA Choice WTN as of May 1, 2015.

** The Registrant fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014, and CTA Choice EGLG as of April 30, 2015 and CTA Choice ELL, CTA Choice SCT and CTA Choice WTN as of December 31, 2015.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2015, is set forth under Items 6, 7, and 8 herein.

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

(4)     Importance of General Market Conditions to Profitability

General economic and business conditions may adversely affect a Trading Advisor’s activities. The level and volatility of interest rates, the prices of investments and the extent and timing of Unitholder participation in the financial markets for both equities and interest-sensitive investments may affect the value of investments purchased by the Trust. Unexpected volatility or illiquidity in the markets in which the Trust, directly or indirectly, holds positions could impair the Trust’s ability to carry out its business or cause it to incur losses. Often the most unprofitable market conditions for the Trust are those in which prices “whipsaw”, that is, such prices move quickly upward (or downward), then reverse, then move upward (or downward) again, then reverse again. In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

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

(6)     There are Disadvantages to Making Trading Decisions Based on Technical Strategies

The trading systems used by certain Trading Advisors are based in large part on trading strategies that seek to take into account certain “technical” factors in identifying price trends and price movements. The buy and sell signals generated by a technical trading system are not based on analysis of fundamental supply and demand factors, general economic factors, or anticipated world events but are derived from a study of actual daily, weekly, and monthly price fluctuations. The profitability of any technical trading strategy depends upon the occurrence in the future of major sustained price moves or trends in some futures and other investments traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past there have been periods without discernible trends and presumably similar periods will occur in the future. Any factor that may lessen the prospect of major trends in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that any trading strategy will be profitable in the future. Any factor that would make it more difficult to execute trades at the system’s signal prices, such as a significant lessening of liquidity in a particular market, also would be detrimental to profitability. The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

Global and Ellington employ discretionary programs. The other Trading Advisors are not currently employing a discretionary strategy on behalf of the Trust, although each reserves the right to make discretionary decisions.

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

(10)    There are Disadvantages to Making Trading Decisions Based Upon Fundamental Analysis

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus. In addition, fundamental analysis assumes that commodity markets are inefficient - i.e., that commodity prices do not reflect all available information - which some market analysts dispute.

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

(16)    Your Investment could be Illiquid

Certain futures exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract cannot be taken or liquidated unless both a buyer and seller are willing to effect trades at or within the limit. In the past, futures prices have moved the daily limit for several consecutive days with little or no trading. In addition, even if futures prices have not moved the daily limit, the Trading Advisors may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place (a “thin” market). Similar occurrences, such as a market disruption or regulatory intervention in the futures markets, could prevent the Trading Advisors from promptly liquidating unfavorable positions and adversely affect operations and profitability. Also, there is not likely to be a secondary market for the Units.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice EGLG: Eagle Global Program	30-50%
CTA Choice ELL: Ellington Global Macro Trading Program	20%
CTA Choice FRT: Fort Global Diversified Program	30-40%
CTA Choice GLAGS: Global Ag Discretionary Program	0%
CTA Choice QNTM: Quantmetrics QM Multi Strategy Program	50%
CTA Choice RDOK: Red Oak Fundamental Trading Program	5-35%
CTA Choice SAXN: Saxon Aggressive Diversified Program	30%
CTA Choice SCT: SCT Capital AQT1X Trading Program	30%
CTA Choice WTN: Winton Diversified Program	15-25%

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

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) or clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing brokers fail to do so, the assets of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of a clearing broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of such clearing broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the clearing broker as margin) was held by such clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action.

In the event of an FCM’s bankruptcy, the Trust may recover a pro-rata share or none of its assets.

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

Risks Related to Trading Forward Contracts, Foreign Exchange Contracts, Options and Derivatives

(23)    Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors may trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks (referred to as the “interbank market”) and currency dealers. Certain other Trading Advisors may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Certain other Trading Advisors may trade foreign exchange through futures or exchange for physicals. Such transactions are regulated by the CFTC and are traded on and guaranteed by an exchange.

(24)	Options Trading

Certain of the Trading Advisors’ trading will include the trading of options contracts, including the trading of options on futures contracts, physical commodities and securities (“Underlying Interests”). Such options trading may take place on U.S. and foreign exchanges. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility - which is directly reflected in the price of outstanding options - can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

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

(26)    Derivative Instruments in General

The Trading Advisors may use various derivative instruments, including futures, options, forward contracts, swaps (including asset swaps, total return swaps and credit default swaps) and other derivatives (including credit derivatives and synthetic securities) that may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market-value, with a resulting fluctuation in the amount of profits and losses. Use of derivative instruments presents various risks, including the following:

(i)          Tracking - When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying investment sought to be hedged may prevent the Trading Advisor from achieving the intended hedging effect or expose the Trust to the risk of loss.

(ii)          Liquidity - Derivative instruments, especially when traded in large amounts, may not be liquid in all circumstances, so that in volatile markets the Trading Advisor may not be able to close out a position without incurring a loss.

(iii)          Leverage - Trading in derivative instruments can result in large amounts of leverage. Thus, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Trust and could cause its Net Asset Value to be subject to wider fluctuations than would be the case if the Trading Advisor did not use the leverage feature in derivative instruments.

There is no guarantee that the counterparty to a derivatives transaction will perform, or that it has accurately represented its creditworthiness. Trading in derivatives may subject the Trust to additional legal risks, operations risks and valuation risks.

(27)    Over-the-Counter Trading

A portion of the Trust’s assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice EGLG: Eagle Global Program	<10%
CTA Choice ELL: Ellington Global Macro Trading Program	<10%
CTA Choice FRT: Fort Global Diversified Program	10%
CTA Choice GLAGS: Global Discretionary Program	0%
CTA Choice QNTM: Quantmetrics QM Multi Strategy Program	0%
CTA Choice RDOK: Red Oak Fundamental Trading Program	0%
CTA Choice SAXN: Saxon Aggressive Diversified Program	5%
CTA Choice SCT: SCT Capital AQT1X Trading Program	0%
CTA Choice WTN: Winton Diversified Program	5-30%

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

(29)    Possible Default and Counterparty Risk

Certain of the markets in which the Trading Advisors will effect transactions are OTC or “interdealer” markets. Foreign exchange transactions, forward contracts, swaps, derivative or synthetic instruments or other OTC transactions are not regulated by the CEA and dealers are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in such OTC investments by the Trust. This lack of regulation in these markets could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

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

(37)    Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Trading Advisors may, from time to time, take opposite positions, eliminating any possibility that a Unitholder may profit from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may, at times, be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Units, which may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience draw-downs at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. The Trust’s multi-advisor structure will not necessarily control the risk of speculative futures or forward trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

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

(43)    Limited Knowledge about Trading Advisors

Although the Managing Owner will investigate, or cause the investigation of, the Trading Advisors with which the Trust will invest, in general, due to the confidential and/or proprietary nature of most of the information, the Managing Owner is relying on each Trading Advisor for the accuracy thereof. Accordingly, neither the Trust nor the Managing Owner can make any representation regarding the completeness, accuracy or adequacy of such information. Additionally, because of the proprietary nature of each Trading Advisor’s trading program, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

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

Risks Related to the Registrant’s Structure

(55)    Limited Liquidity and Transferability of Units

An investment in the Trust involves limited liquidity and the Units are not freely transferable. There is no secondary market for the Units and none is expected to develop. While the Units may be redeemed, there are restrictions, and fees may be assessed. For example, Units may be redeemed only as of each Valuation Day provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

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

(58)    Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by the Trust must be valued. In valuing the Trust’s assets, the Administrator will receive input from third parties (including pricing services, data providers, Brokers, and ClariTy) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with the Administrator in accordance with the Trust’s valuation policies and procedures. Should these valuations prove to be incorrect, the Trust may experience losses.

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

(68)    CFTC Registrations could be Terminated which could Adversely Affect the Trust

If the CEA registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Owner, located at 1211 Avenue of the Americas, Suite 2701, New York, New York 10036.

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

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from Note 1 of the Registrant’s 2015 Annual Report to this section, which is filed as an exhibit hereto.

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

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2015.

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

The Managing Owner redeemed all of its Units in the Registrant. As of February 1, 2016, there were 170 holders of record owning 138,862.2159 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2012 through December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant for the years ended December 31, 2011 to December 31, 2015. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 21 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2015	2014	2013	2012	2011

Total revenues (including interest)	$(805,423)	$(2,100,266)	$(5,510,870)	$(8,226,319)	$(3,326,340)

Net (loss)	$(1,622,869)	$(3,411,290)	$(8,917,010)	$(13,597,228)	$(12,915,149)

Net (loss) per weighted average Unit – Class I	$(10.37)	$(12.94)	$(11.94)	$(12.75)	$(10.97)

Net (loss) per weighted average Unit – Class II	$(9.88)	$(15.47)	$(11.26)	$(11.43)	$(9.06)

Total assets	$11,358,232	$16,017,709	$56,513,743	$101,866,319	$146,609,262

Net Asset Value per Unit – Class I	$78.87	$89.33	$93.80	$104.44	$117.27

Net Asset Value per Unit – Class II	$92.65	$102.94	$106.03	$115.74	$127.60

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Owner has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

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

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the fund. Generally, the fair value of the Registrant’s investment in Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2015, $3,016,930 or 48.35% were classified as Level 1 and $3,222,888 or 51.65% as Level 2. Of the Registrant’s investments at December 31, 2014, $10,187,034 or 71.39% were classified as Level 1 and $4,083,278 or 28.61% as Level 2. There were no Level 3 investments at December 31, 2015 or December 31, 2014, nor any portion of the interim periods.

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

In May, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Series J has chosen not to early adopt ASU 2015-07.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2015 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Year Ended December 31, 2015

Subscriptions of Limited Units for the year ended December 31, 2015 were $0. Redemptions of Limited Units for the year ended December 31, 2015 were $2,817,621.

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

Commodity contracts exposed to indirectly through the Registrant’s investment in Affiliated Investment Funds may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investment in Affiliated Investment Funds to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto, for further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, 2015 \

Price action during 2015 was influenced by several key macro factors including: divergence in global central bank activity, the outlook for growth in developed and emerging markets, particularly China; and plunging energy and commodity prices overall.

Global equity markets were mixed in 2015. Major U.S. benchmarks remained within broad ranges during the first half of the year as market participants debated the timing of a Federal Reserve rate increase. That changed in August as a surprise devaluation of the Chinese yuan sent shockwaves through the markets, resulting in steep declines in U.S. equity indices. With time, the market stabilized and by year-end U.S. indices had clawed-back the majority of their losses. While the Dow Industrials and S&P 500 ended the year lower, the tech-heavy NASDAQ did better, ending the year with gains. In Europe, there was a bit more optimism early-on as indices moved steadily higher during the 1st quarter as expectations solidified that the ECB would remain accommodative for the foreseeable future. Thereafter, worries over a potential “Grexit,” the Chinese devaluation and a more pessimistic overall view of global growth in general weighed on the markets. A fourth quarter rally left the German DAX higher at year-end. Conversely, the UK FTSE ended the year with losses as investors looked for the Bank of England to potentially raise rates in the New Year. In Japan, the Topix and Nikkei gained during the first half of the year on expectations for further stimulus, and, despite the August sell-off, these markets ended the year with profits.

In currency markets, the U.S. dollar was the winner against most major and emerging currencies, supported by expectations that the Federal Reserve would lift rates – which it did in mid-December. Other market movers during the year included the Swiss National Bank’s January surprise to abandon the Swiss franc’s cap against the euro and the Chinese yuan devaluation weakened commodity markets, in particular currencies, and contributed to overall global uncertainty.

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. The preoccupation of when the U.S. would lift rates and the subsequent parsing of every Fed statement and economic indicator resulted in a directionless path for U.S. bond prices for much of the year. Conversely, there were some longer-term directional moves in European and Japanese markets where it was anticipated that central banks would continue to take an accommodative stance.

Commodity markets swooned in 2015 as the Bloomberg Commodity Index fell to levels not seen since 1999. With the exception of cocoa, energies, metals, grains, meats, coffee and sugar all ended the year lower. OPEC’s strategy to defend market share against higher-cost producers and further to scrap productions targets overall, resulted in a global surplus that could well persist will into 2016. Accordingly crude oil prices plunged in 2015, ending the year at multi-year lows; mild weather in the U.S. sent natural gas prices to 16 year lows. Worries over Chinese demand weighed on industrial metals with copper and zinc prices falling close to six-year lows; nickel fell to a 12-year low. Sufficient supply amid weakened demand pressured grain and tropical prices.

Year Ended December 31, 2014

Price action during 2014 was influenced by several key macro factors including: the expectations for global central bank activity, the outlook for growth in developed and emerging markets, the outbreak of Ukraine-Russian tensions and global oversupply in key commodity markets.

In global equities, U.S. markets took the spotlight, ending the year just shy of all-time highs as low inflationary readings and global growth worries pushed back investors’ expectations for a U.S. Federal Reserve (the “Federal Reserve”) interest rate hike until late 2015. Outside of the U.S. the trend was less clear. U.K. equities traded in a broad range, ultimately ending the year lower as falling commodity prices and shifting expectations for BOE activity weighed heavily on the FTSE. Conversely, the German DAX was range bound for much of the first half of the year, ultimately rallying into year-end as the ECB announced additional accommodative measures. In Japan, news that the Bank of Japan would embark on a record stimulus program pushed the TOPIX and Nikkei higher during the fourth quarter leaving both indices higher at year-end.

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

Expectations for, and actions of, global central banks combined with the overall health of the global economy were the predominant influences in global bonds. In Europe, yields fell to all-time lows as worse-than-expected growth readings, low inflation and expectations for further stimulus weighed on the market. Similarly, yields declined in U.S. bond markets as expectations for an interest rate hike were pushed further back into 2015; U.S. bonds also benefited from safe-haven buying throughout the year. In Japan, the Bank of Japan’s decision to embark on a massive bond-buying program sent prices there as well higher.

Prices in many global commodity markets experienced sweeping moves in 2014. In energies, prices swooned during the second half of the year on surging global supply amid declining global demand. In base metals, copper ended the period sharply lower on worries of declining demand, notably from China the world’s biggest user of the metal; aluminum prices ended the year slightly higher. In precious metals, gold and silver ended the year lower. In grain markets, corn and soybean markets moved sharply lower mid-year on expectations for a significant 2014 US harvest; by year-end prices had rallied off those lows. In tropical markets, NY cocoa and coffee markets rallied while sugar prices declined and in meats, cattle prices ended the year on an up-note versus hot prices which ended the year lower.

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

There were periodic disruptions in the equity market rallies, mostly caused by the events in the U.S., such as the Federal Reserve floating a taper test balloon in the second quarter and the shutdown of the U.S. government at the beginning of the fourth quarter, however, equity market volatility, as measured by the VIX, remained contained in a tight range for most of the year.

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

Indices: With interest rates in developed markets remaining low, developed market stocks rallied strongly in 2013. In the U.S., the DJIA was up 26.5% to close at a record 16,576.66 and the S&P 500 rallied 29.6% to close at a record 1848.36. Only the Nikkei had a stronger year, gaining 56.72%. In Europe, the Eurosto23 Index rose 17.95%, the U.K.’s FTSE 100 rose 14.43% and Germany’s DAX rose 25.48%. The BRIC emerging market countries had less success, with Brazil falling -15.5%, Russia falling -5.52%, India increasing 8.98% and China falling -6.75%.

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

Agriculturals: In 2013, favorable weather conditions led to stronger than expected crop yields across the major grain-growing regions of the world. As a result, corn and wheat prices fell approximately 40% and 22% respectively in 2013. Similarly, favorable weather conditions in sugar-growing regions led to an abundant sugar harvest and a fall in sugar prices of almost 16%. Growing demand from emerging markets, and poor weather conditions in major cocoa producing regions of the world, pushed cocoa prices up over 20%.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)	the major sectors to which the Registrant’s assets were allocated indirectly as of December 31, 2015, 2014 and 2013, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, 2015

As of December 31, 2015, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	18.76%
Energies	14.65%
Grains	7.18%
Indices	28.58%
Interest Rates	26.86%
Metals	1.21%
Tropicals	2.76%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2015 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as the dollar ended the year higher against many developed and emerging market currencies.

Energies: (+) The Registrant experienced profits as prices of WTI and Brent crude oil fell to multi-year lows. Natural gas prices also moved sharply lower in 2015.

Grains: (-) The Registrant experienced losses in grain markets as prices slid on sufficient global supply amid weaker demand.

Indices: (-) The Registrant experienced losses, the largest of which were realized during the third quarter, as global indices reacted negatively to a surprise devaluation of the Chinese yuan.

Interest Rates: (-) The Registrant experienced losses in global interest rates largely due to positions during the 2nd and 4th quarters.

Meats: (+) The Registrant experienced gains in meats.

Metals: (-) The Registrant experienced losses in metals as unprofitable positions in precious metals erased gains in the base metals complex.

Softs: (-) The Registrant experienced losses in tropicals as prices ended the year lower with the exception of cocoa which rallied on fears of poor yields.

Year Ended December 31, 2014

As of December 31, 2014, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	16.70%
Energies	27.85%
Grains	2.35%
Indices	15.49%
Interest Rates	23.12%
Meats	0.51%
Metals	7.60%
Tropicals	6.38%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2014 were as follows:

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

Tropicals: (+) The Registrant experienced a majority of its gains in sugar. The majority of its losses were incurred in cocoa and orange juice.

Year Ended December 31, 2013

As of December 31, 2013, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	13.43%
Energies	3.91%
Grains	45.17%
Indices	10.86%
Interest Rates	19.54%
Meats	1.49%
Metals	4.41%
Tropicals	1.19%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2013 were as follows:

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

Results of Operations

Year Ended December 31, 2015

The Net Asset Value per Unit of Class I as of December 31, 2015 was $78.87, a decrease of $10.46 from the December 31, 2014 Net Asset Value of $89.33.

The Net Asset Value per Unit of Class II as of December 31, 2015 was $92.65, a decrease of $10.29 from the December 31, 2014 Net Asset Value of $102.94.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2015, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2015. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2015, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$89.33	Beginning UNAV	$102.94	December 31, 2015
EGLG	$0.10	EGLG	$0.12	0.00%
ELL	$(0.24)	ELL	$(0.28)	16.70%
FRT	$(0.55)	FRT	$(0.64)	16.82%
QNTM	$(0.94)	QNTM	$(1.09)	16.15%
RDOK	$(1.88)	RDOK	$(2.16)	15.60%
SCT	$(1.00)	SCT	$(1.15)	17.73%
WTN	$(0.26)	WTN	$(0.30)	17.00%
Net Expenses	$(5.69)	Net Expenses	$(4.79)
Ending UNAV	$78.87	Ending UNAV	$92.65	100.00%

The Registrant’s average net asset level for the year ended December 31, 2015 was approximately $13,580,000, a decrease of approximately $9,479,000 as compared to the year ended December 31, 2014, primarily due to the effect of investor redemptions and negative trading performance during the year.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2015 was (11.71)% and (10.00)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2015 was approximately $7,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2015 was approximately $(870,000).

Dividend income for the year ended December 31, 2015 was approximately $58,000, a decrease of approximately $107,000, as compared to the year ended December 31, 2014. For a further discussion of these investments, see Note 7 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015, were approximately $133,000, a decrease of approximately $62,000 as compared to the year ended December 31, 2014.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 were approximately $221,000, a decrease of approximately $70,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the year ended December 31, 2015 were approximately $69,000, a decrease of approximately $48,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015, were approximately $196,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 was approximately $39,000, a decrease of approximately $20,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Service fees for the year ended December 31, 2015 were approximately $248,000, a decrease of approximately $168,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the year ended December 31, 2015 were approximately $138,000, a decrease of approximately $99,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2015 was approximately $12,000, a decrease of approximately $95,000 as compared to the year ended December 31, 2014. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Operating expenses were approximately $351,000 for the year ended December 31, 2015. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $0 for the year ended December 31, 2015.

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

Dividend income for the year ended December 31, 2014 was approximately $165,000, a decrease of approximately $420,000, as compared to the year ended December 31, 2013. For a further discussion of these investments, see Note 7 of the Registrant’s 2014 Annual Report.

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

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2014 was approximately $59,000, a decrease of approximately $132,000 as compared to the year ended December 31, 2013, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report.

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

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2014 was approximately $107,000, a decrease of approximately $35,000 as compared to the year ended December 31, 2013. For a further discussion of this fee, see Note 4 of the Registrant’s 2014 Annual Report.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2015.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

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

Quantifying the Registrant’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Registrant’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act, as amended).

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at December 31, 2015 and 2014. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2015 and 2014, the Registrant had total capitalizations of approximately $11 million and $16 million, respectively.

	December 31, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$139,888	1.25%	$391,180	2.50%
Currencies	97,690	0.87%	282,542	1.81%
Commodities	134,365	1.20%	756,442	4.84%
Stock indices	148,825	1.33%	262,079	1.68%
Total	$520,768	4.65%	$1,692,243	10.83%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Registrant’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Registrant manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Based on the trading value at risk during the year ended December 31, 2015, the Registrant experienced a net decrease of 6.18% in its value at risk of 4.65%, relative to capitalization levels, as compared with the trading value at risk of 10.83% at December 31, 2014. The decrease occurred in all sectors. The value at risk in commodities sector decreased the most, followed by a decrease in the interest rate sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2015, the Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 2 through 21 of the Registrant’s 2015 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:

Total revenues (losses) (including interest)	$957,008	$(1,508,748)	$(18,575)	$(235,108)

Total revenues (losses) (including interest) less commissions	$957,008	$(1,508,748)	$(18,575)	$(235,108)

Net income (loss)	$735,956	$(1,733,329)	$(212,987)	$(412,509)

Net income (loss) per weighted average Unit – Class I	$4.26	$(10.56)	$(1.43)	$(2.88)

Net income (loss) per weighted average Unit – Class II	$5.38	$(11.54)	$(1.20)	$(2.92)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:

Total revenues (losses) (including interest)	$(3,915,144)	$171,812	$1,600,709	$42,357

Total revenues (losses) (including interest) less commissions	$(3,915,144)	$171,812	$1,600,709	$42,357

Net income (loss)	$(4,445,704)	$(172,097)	$1,379,404	$(172,893)

Net income (loss) per weighted average Unit – Class I	$(10.74)	$(0.78)	$7.19	$(1.00)

Net income (loss) per weighted average Unit – Class II	$(11.76)	$(0.24)	$8.72	$(0.61)

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Chairman and Chief Investment Officer), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2015. Based upon such evaluation, the Managing Owner’s President and Chairman and Chief Investment Officer have concluded that, as of December 31, 2015, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Owner’s President and Chairman, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in “Internal Control - Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued in 1992 by COSO, the Managing Owner concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2015.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2015 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2015 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Jim Parrish has been listed as a principal and is the President of the Managing Owner, Kenmar Global Investment Management, LLC (“KGIM”) and ClariTy Managed Account & Analytics Platform, LLC (“ClariTy”); Mr. Parrish has responsibility for various credit, volatility, futures, FX and equity investment strategies. Mr. Parrish has been investing in hedge funds, private equity and other alternative investments for over 25 years. Other responsibilities include serving as Managing Partner of a boutique risk advisory business where he provides guidance on mergers, acquisitions and corporate restructurings, including expert witness services for credit related matters. Mr. Parrish is also the Chief Compliance Officer of the Managing Owner, KGIM and ClariTy since November 2015. Earlier he was the CEO of a risk management firm that was sold to a major financial services firm. Mr. Parrish’s career in financial services began at Salomon Brothers in mortgage securities, then Moody’s Investors Service where he worked for 14 years holding global analytic and executive positions in Mortgage & Asset Backed Securities, Financial Institutions, Corporate Finance and Quantitative Risk Management. He has worked with hundreds of companies on capital issues amounting to more than one trillion dollars of securities, including expert testimony before juries and regulatory bodies globally. Mr. Parrish received his BA at Shepherd College and an MBA in Finance from The George Washington University. He holds a certificate in Mergers & Acquisitions from UCLA and a certificate in French Studies from the University of Bourgogne

Kenneth A. Shewer has been listed as a principal registered as an associated person and has been an NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 and August 1, 1985, respectively. He is the Chairman and Chief Investment Officer of the Managing Owner. Mr. Shewer has in the past been the Chairman and Co-Chief Executive Officer of KGIM, an investment management firm, since its inception in October 2005, and has been listed as a principal, registered as an associated person and has been an NFA associate member since December 12, 2005. Mr. Shewer is also Chairman and Chief Investment Officer of ClariTy, an investment management firm, since its inception in May 2009, and has been listed as a principal, registered as an associated person and has been an NFA associate member since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

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

Melissa Cohn is the Director Liquid Strategies Research of the Managing Owner, KGIM & ClariTy. She has been registered as an associated person and has been an NFA associate member of the Managing Owner since November 9, 1988 and October 20, 1988. Ms. Cohn was previously Senior Vice President of Research of the Managing Owner, KGIM and ClariTy since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management.

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

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its President and Chairman (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Owner of the Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Kenneth A. Shewer is the Managing Owner’s Chief Operating Officer (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for the Registrant. Mr. Shewer is not independent of management.

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

As of March 1, 2016, Kenmar Preferred owns 0 Managing Owner Units.

As of February 1, 2016, the following investor beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	69,675.1320	48.56%

As of February 1, 2016, the following investors beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Pamela Hamlin Jefferies	2,447.9725	31.53%
J Timothy Camp (IRA)	632.3866	8.14%
Angelo Pignataro	439.5365	5.66%
Daniel Andriano	406.9930	5.24%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, administrative, and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2015, 2014 and 2013, the Registrant reimbursed the Managing Owner $136,564, $141,527 and $198,657 respectively, for all related party services provided by the Managing Owner’s personnel on behalf of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”). We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by EisnerAmper totaled approximately $80,000 and $72,000 for 2015 and 2014, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by EisnerAmper totaled approximately $0 and $0 for 2015 and 2014, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur F. Bell, Jr. & Associates, L.L.C. totaled approximately $7,000 and $14,000 for 2015 and 2014, respectively.

(d) All Other Fees

The other fees billed to the Registrant by EisnerAmper for 2015 and 2014 totaled $0.

PART IV

			Annual Report Page Number

ITEM 15.		EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2015 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	1

		Financial Statements:

		Statements of Financial Condition – December 31, 2015 and 2014	2

		Condensed Schedules of Investments – December 31, 2015 and 2014	3

		Statements of Operations – For the years ended December 31, 2015, 2014 and 2013	4

		Statements of Changes in Unitholders’ Capital For the years ended December 31, 2015, 2014 and 2013	5

		Notes to Financial Statements	6 - 21

	2.	Financial Statements Schedules

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

December 31, 2015

WORLD MONITOR TRUST III – SERIES J

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of World Monitor Trust III - Series J (the "Series J") as of December 31, 2015 and 2014, and the related statements of operations and changes in unitholders' capital for each of the years in the three-year period ended December 31, 2015. The financial statements are the responsibility of Series J's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2015 and 2014, and the results of its operations for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 23, 2016

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF FINANCIAL CONDITION
December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents (see Note 2)	$87,832	$987,552
Due from Affiliated Investment Funds	5,030,582	759,845
Investment in securities, at fair value (cost $3,055,928 and $10,296,827 at December 31, 2015 and 2014, respectively)	3,016,930	10,187,034
Investment in Affiliated Investment Funds, at fair value (cost $3,733,685 and $3,965,279 at December 31, 2015 and 2014, respectively) (see Note 7)	3,222,888	4,083,278
Total assets	$11,358,232	$16,017,709
LIABILITIES
Accrued expenses payable	$109,348	$115,573
Service fees payable (see Note 5)	18,601	25,659
Redemptions payable	26,179	231,883
Total liabilities	154,128	373,115
UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 132,228.873 and 164,636.168 Units outstanding at December 31, 2015 and 2014, respectively	10,428,454	14,707,477
Class II Units:
Unitholders’ Units – 8,371.835 and 9,103.868 Units outstanding at December 31, 2015 and 2014, respectively	775,650	937,117
Total Unitholders’ capital (Net Asset Value)	11,204,104	15,644,594
Total liabilities and Unitholders’ capital	$11,358,232	$16,017,709
NET ASSET VALUE PER UNIT
Class I	$78.87	$89.33
Class II	$92.65	$102.94

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2015 and 2014

	2015		2014
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
JP Morgan Short Duration Bond - Select (shares 0.000 and 312,875.606 at December 31, 2015 and 2014, respectively)	0.00%	$0	21.72%	$3,397,829
Fidelity Instl Shrt-Interm Govt (shares 0.000 and 339,400.918 at December 31, 2015 and 2014, respectively)	0.00%	0	21.74%	3,400,797
T. Rowe Price Short-Term Fund (shares 0.000 and 713,349.067 at December 31, 2015 and 2014, respectively)	0.00%	0	21.66%	3,388,408
Doubleline Funds (shares 301,994.965 and 0.00 at December 31, 2015 and 2014, respectively)	26.93%	3,016,930	0.00%	0
Total investment in securities (cost $3,055,928 and $10,296,827 at December 31, 2015 and 2014, respectively)	26.93%	$3,016,930	65.12%	$10,187,034

Investment in Affiliated Investment Funds:
CTA Choice ELL	0.00%	$0	10.49%	$1,641,628
CTA Choice FRT	9.64%	1,080,343	4.47%	699,632
CTA Choice QNTM	9.82%	1,099,543	0.00%	0
CTA Choice RDOK	9.31%	1,043,002	6.31%	986,764
Other investment in Affiliated Investment Funds	0.00%	0	4.83%	755,254
Total investment in Affiliated Investment Funds (cost $3,733,685 and $3,965,279 at December 31, 2015 and 2014, respectively)	28.77%	$3,222,888	26.10%	$4,083,278

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
INVESTMENT INCOME
Interest income	$14	$915	$2,596
Dividend income	57,580	165,426	585,439
Total investment income	57,594	166,341	588,035
EXPENSES
Management fees to Managing Owner	68,962	116,999	377,219
Managing Owner interest earned on Certain Investment Funds (see Note 4)	12,381	106,501	142,048
Service fees - Class I Units (see Note 5)	247,636	415,586	1,358,264
Sales commission	137,854	236,991	765,539
Offering costs	0	59,072	211,785
Operating expenses	350,613	375,875	551,285
Total expenses	817,446	1,311,024	3,406,140
Net investment loss	(759,852)	(1,144,683)	(2,818,105)
REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(64,120)	(133,338)	(63,290)
Net change in unrealized appreciation/depreciation on investment in securities	70,795	168,371	(495,558)
Net gain (loss) from investment in securities	6,675	35,033	(558,848)
Net realized loss on investment in Affiliated Investment Funds	(240,896)	(1,651,994)	(7,513,245)
Net change in unrealized depreciation/appreciation on investment in Affiliated Investment Funds	(628,796)	(649,646)	1,973,188
Net loss from investment in Affiliated Investment Funds	(869,692)	(2,301,640)	(5,540,057)

NET LOSS	$(1,622,869)	$(3,411,290)	$(8,917,010)

NET LOSS PER WEIGHTED AVERAGE UNIT
Net loss per weighted average Unit
Class I	$(10.37)	$(12.94)	$(11.94)
Class II	$(9.88)	$(15.47)	$(11.26)
Weighted average number of Units outstanding
Class I	148,445.168	242,375.918	680,773.228
Class II	8,495.835	17,777.410	70,165.167

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2015, 2014 and 2013

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Unitholders’ capital at December 31, 2012	823,996.897	$86,058,399	96,573.216	$11,177,006	920,570.113	$97,235,405
Additions	17,682.560	1,769,679	1,457.357	164,000	19,139.917	1,933,679
Redemptions	(352,008.291)	(33,771,323)	(54,738.773)	(5,960,893)	(406,747.064)	(39,732,216)
Net loss		(8,127,221)		(789,789)		(8,917,010)
Unitholders’ capital at December 31, 2013	489,671.166	45,929,534	43,291.800	4,590,324	532,962.966	50,519,858
Redemptions	(325,034.998)	(28,085,771)	(34,187.932)	(3,378,203)	(359,222.930)	(31,463,974)
Net loss		(3,136,286)		(275,004)		(3,411,290)
Unitholders’ capital at December 31, 2014	164,636.168	14,707,477	9,103.868	937,117	173,740.036	15,644,594
Redemptions	(32,407.295)	(2,740,091)	(732.033)	(77,530)	(33,139.328)	(2,817,621)
Net loss		(1,538,932)		(83,937)		(1,622,869)
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	140,600.708	$11,204,104

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of December 31, 2015, Series J redeemed from ELL, SCT & WTN and effective January 1, 2016 allocated approximately one-fourth of its Allocated Assets to each FRT, CTA Choice KEY, QNTM and RDOK, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice ORT (“ORT”)*	Ortus	Major Currency Program	01/1/12	04/30/13
CTA Choice BEAM (“BEAM”)	BEAM Bayesian Efficient Asset Management, LLC	BEAM Multi-Strategy Program	01/1/12	04/30/13
CTA Choice HKSB (“HKSB”)	Hawksbill Capital Management	Hawksbill Global Diversified Program	12/1/12	08/31/13
CTA Choice EGLG (“EGLG”)	Eagle Trading Systems Inc.	Eagle Global Program	01/1/12	04/30/15
CTA Choice SAXN (“SAXN”)	Saxon Investment Corporation	Saxon Aggressive Diversified Program	01/1/12	12/31/14
CTA Choice GLAGS (“GLAGS”)	Global Ag, LLC	Diversified Program	12/1/12	12/31/14
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/12
CTA Choice ELL (“ELL”)	Ellington Management Group, LLC	Global Macro Trading Program	12/1/13	12/31/15
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	08/1/14
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	05/1/15
CTA Choice SCT (“SCT”)	SCT Capital Management Inc.	AQT1X Trading Program	05/1/15	12/31/15
CTA Choice WTN (“WTN”)	Winton Capital Management Limited	Diversified Program	05/1/15	12/31/15
CTA Choice KEY (“KEY”)	KeyQuant S.A.S.	Key Trends Program	01/1/16

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

The weighted average number of Units outstanding was computed for purposes of disclosing net gain (loss) per weighted average Unit. The weighted average number of Units is equal to the number of Units outstanding at year end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the year.

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

There are no Level 3 investments on December 31, 2015 or 2014, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$3,016,930	$0	$0	$3,016,930
Investment in Affiliated Investment Funds, at fair value	$0	$3,222,888	$0	$3,222,888

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$10,187,034	$0	$0	$10,187,034
Investment in Affiliated Investment Funds, at fair value	$0	$4,083,278	$0	$4,083,278

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2015, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2015, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2015 and 2014, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in Series J’s statements of financial condition. Fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Affiliated Investment Funds represents the amount that Series J could reasonably expect to receive from the Affiliated Investment Funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

H.	New Accounting Pronouncement

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Series J has chosen not to early adopt ASU 2015-07.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	2015	2014	2013

Management fees to Managing Owner	$68,962	$116,999	$377,219
Managing Owner interest earned on Certain Investment Funds	12,381	106,501	142,048
Operating expenses	136,564	141,527	198,657
Total	$217,907	$365,027	$717,924

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable in the statements of financial condition as of December 31, 2015 and 2014, were $33,772 and $33,110, respectively.

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

After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2015, 2014 and 2013, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $12,381, $106,501 and $142,048, respectively.

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2015, 2014 and 2013, the administrative services fee earned indirectly totaled $39,467, $59,293 and $191,420, respectively.

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

The Service Fee – Class I Units (as described below) disclosed in the statements of operations represents (i) the monthly 1/12th of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12th of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA.

For the years ended December 31, 2015, 2014 and 2013, the Service Fee – Class I Units is composed of the following:

	2015	2014	2013
Monthly 1/12th of 2% service fee calculated on all Class I Units	$258,694	$437,028	$1,371,472
Initial up-front 2% sales commissions	0	0	35,394
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(11,058)	(21,442)	(48,602)
Total	$247,636	$415,586	$1,358,264

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2015, 2014 and 2013, Series J indirectly paid administrator fees totaling $90,811, $65,713 and $137,016, respectively.

Series J also pays administrator fees directly to SS&C GlobeOp. For the years ended December 31, 2015, 2014 and 2013, Series J directly paid SS&C GlobeOp administrator fees of $25,000, $29,479 and $25,000, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 28.77% and 26.10% of the Net Asset Value of Series J at December 31, 2015 and 2014, respectively. The investment in Affiliated Investment Funds is reported in Series J’s statements of financial condition at fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the years ended December 31, 2015 and 2014:

	Net asset value December 31, 2014	Purchases	Loss	Redemptions	Net asset value December 31, 2015
Investment in Affiliated Investment Funds	$4,083,278	$16,641,534	$(869,692)	$(16,632,232)	$3,222,888

	Net asset value December 31, 2013	Purchases	Loss	Redemptions	Net asset value December 31, 2014
Investment in Affiliated Investment Funds	$12,249,728	$6,462,131	$(2,301,640)	$(12,326,941)	$4,083,278

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

Prior to May 1, 2015, Series J’s investment in Affiliated Investment Funds was not fully funded, but was subject to additional capital calls up to the full amount of the capital commitment. Effective May 1, 2015, in accordance with the amendment to CTA Choice’s Private Placement Memorandum, the full amount of Series J’s capital contribution to an Affiliated Investment Fund is traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of Series J to an Affiliated Investment Fund shall equal Series J’s Investment Level. An Affiliated Investment Fund’s Investment Level Factor is the trading leverage factor of an Affiliated Investment Fund, as designated by ClariTy from time to time for such Affiliated Investment Fund, and reflects the level at which a Trading Advisor is instructed to trade the Affiliated Investment Fund’s assets. ClariTy may increase or decrease the Affiliated Investment Fund’s Investment Level Factor in its sole discretion.

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution December 31, 2015	Total Investment Level December 31, 2015
CTA Choice FRT	$1,080,343	$2,221,777
CTA Choice QNTM	1,099,543	2,215,639
CTA Choice RDOK	1,043,002	2,119,690
Total	$3,222,888	$6,557,106

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL***	0.00%	30.00%
CTA Choice FRT	2.00%	20.00%
CTA Choice GLAGS*	2.00%	20.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice SAXN*	0.00%	25.00%
CTA Choice SCT***, ****	0.75%	20.00%
CTA Choice WTN***	1.50%	20.00%

* Series J fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.

** Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.

*** Series J fully redeemed from CTA Choice ELL, CTA Choice SCT and CTA Choice WTN as of December 31, 2015.

**** Series J invested in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the years ended December 31, 2015, 2014 and 2013, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $220,796, $290,792 and $948,597, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $195,512, $256,149 and $519,605, respectively.

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

No derivative instruments were directly held by Series J as of December 31, 2015 and 2014. Derivative trading activity is conducted within the Affiliated Investment Funds.

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

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among derivative instruments, the liquidity and inherent volatility of the markets in which Series J indirectly invests through its ownership in Affiliated Investment Funds.

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

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements:

	Class I			Class II
	2015	2014	2013	2015	2014	2013
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net Asset Value per Unit at beginning of year	$89.33	$93.80	$104.44	$102.94	$106.03	$115.74

Loss from operations:
Net realized and change in unrealized (loss) gain (1)	(5.55)	0.02	(6.72)	(6.58)	0.11	(7.52)
Interest income (1)	0.00	0.00	0.00	0.00	0.00	0.00
Dividend income (1)	0.36	0.63	0.77	0.43	0.71	0.86
Expenses (3)	(5.27)	(5.12)	(4.69)	(4.14)	(3.91)	(3.05)
Total loss from operations	(10.46)	(4.47)	(10.64)	(10.29)	(3.09)	(9.71)
Net Asset Value per Unit at end of year	$78.87	$89.33	$93.80	$92.65	$102.94	$106.03

Total Return (3)	(11.71)%	(4.77)%	(10.19)%	(10.00)%	(2.91)%	(8.39)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.72)%	(5.11)%	(4.00)%	(3.73)%	(3.19)%	(1.99)%
Interest income	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Dividend income	0.42%	0.72%	0.79%	0.43%	0.71%	0.78%
Other expenses (3)	6.14%	5.83%	4.79%	4.16%	3.90%	2.77%

Total return is calculated based on the change in value of a Unit during the year. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the year. Net realized and change in unrealized (loss) gain is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Trading Advisor management, incentive and various other operating expenses are charged indirectly within Series J’s investment in Affiliated Investment Funds are included in Total Return.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12.	SUBSEQUENT EVENTS

The following table sets out the total capital commitment split between net asset value (amount funded) and the remaining capital commitment as of January 31, 2016:

	Total capital contribution January 31, 2016	Total Investment Level January 31, 2016

Affiliated Investment Funds	$9,044,538	$13,438,450

From January 1, 2016 through March 23, 2016, there were estimated redemptions of $463,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2016.

world monitor trust iii – series j

By:	Kenmar Preferred Investments, LLC Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 23, 2016
Kenneth A. Shewer
Chairman and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 23, 2016.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC Managing Owner

	By:	/s/ Jim Parrish	Date: March 23, 2016
Jim Parrish
President
(Principal Executive Officer)

	By:	/s/ Kenneth A. Shewer	Date: March 23, 2016
Kenneth A. Shewer
Chairman and Chief Investment Officer
(Principal Financial/Accounting Officer)