Form 10-Q
period 2016-03-31
World Monitor Trust III - Series J
filed 2016-05-17
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(914) 307-7000
(The Registrant’s telephone number, including area code)

1211 Avenue of the Americas, Suite 2701, New York	10036
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
MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$146,488	$87,832
Due from Affiliated Investment Funds	0	5,030,582
Investment in securities, at fair value (cost $2,310,237 and $3,055,928 at March 31, 2016 and December 31, 2015, respectively)	2,281,024	3,016,930

Investment in Affiliated Investment Funds, at fair value (cost $9,226,250 and $3,733,685 at March 31, 2016 and December 31, 2015, respectively) (see Note 7)	8,614,676	3,222,888
Total assets	$11,042,188	$11,358,232

LIABILITIES
Accrued expenses payable	$130,022	$109,348
Management Fee payable to Managing Owner	4,704	0
Interest payable to Managing Owner	14,062	0
Payable for subscriptions in Affiliated Investment Funds	135,238	0
Service fees payable (see Note 5)	26,337	18,601
Redemptions payable	268,290	26,179
Total liabilities	578,653	154,128

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 126,957.656 and 132,228.873 Units outstanding at March 31, 2016 and December 31, 2015, respectively	9,758,978	10,428,454
Class II Units:
Unitholders’ Units - 7,764.975 and 8,371.835 Units outstanding at March 31, 2016 and December 31, 2015, respectively	704,557	775,650
Total Unitholders’ capital (Net Asset Value)	10,463,535	11,204,104
Total liabilities and Unitholders’ capital	$11,042,188	$11,358,232

NET ASSET VALUE PER UNIT
Class I	$76.87	$78.87
Class II	$90.74	$92.65

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J CONDENSED SCHEDULES OF INVESTMENTS March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016		December 31, 2015
	Fair Value		Fair Value
	as a % of		as a % of
	Unitholders’		Unitholders’
	Capital	Fair Value	Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund (shares 228,330.744 and 301,994.965 at March 31, 2016 and December 31, 2015, respectively)	21.80%	2,281,024	26.93%	3,016,930
Total investment in securities (cost $2,310,237 and $3,055,928 at March 31, 2016 and December 31, 2015, respectively)	21.80%	$2,281,024	26.93%	$3,016,930

Investment in Affiliated Investment Funds:
CTA Choice FRT	27.43%	2,869,785	9.64%	1,080,343
CTA Choice KEY	26.24%	2,745,606	0.00%	0
CTA Choice QNTM	15.13%	1,583,563	9.82%	1,099,543
CTA Choice RDOK	13.53%	1,415,721	9.31%	1,043,002
Total investment in Affiliated Investment Funds (cost $9,226,250 and $3,733,685 at March 31, 2016 and December 31, 2015, respectively)	82.33%	$8,614,676	28.77%	$3,222,888

Proportional Share of Investments of Affiliated Investment Funds:

	March 31, 2016
	Fair Value as
	a % of
Description	Unitholders’ Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund (shares 155,494.657 at March 31, 2016)	14.85%	$1,553,392

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three months ended March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$0	$1
Dividend income	14,083	22,041
Total investment income	14,083	22,042

EXPENSES
Management fees to Managing Owner	14,062	19,767
Managing Owner interest earned on Certain Investment Funds (see Note 4)	14,062	9,601
Service fees - Class I Units (see Note 5)	49,822	71,827
Sales commission	28,123	39,742
Operating expenses	63,868	80,115
Total expenses	169,937	221,052
Net investment loss	(155,854)	(199,010)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(9,759)	(11,611)

Net change in unrealized appreciation on investment in securities	9,785	60,175
Net gain from investment in securities	26	48,564

Net realized gain (loss) on investment in Affiliated Investment Funds	(15,084)	1,025,417
Net change in unrealized depreciation on investment in Affiliated Investment Funds	(100,777)	(139,015)
Net gain (loss) from investment in Affiliated Investment Funds	(115,861)	886,402

NET INCOME (LOSS)	$(271,689)	$735,956

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$(1.98)	$4.26
Class II	$(1.74)	$5.38
Weighted average number of Units outstanding
Class I	130,183.037	161,806.209
Class II	7,916.704	8,756.343

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	140,600.708	$11,204,104
Redemptions	(5,271.217)	(411,582)	(606.860)	(57,298)	(5,878.077)	(468,880)
Net loss		(257,894)		(13,795)		(271,689)
Unitholders’ capital at March 31, 2016	126,957.656	$9,758,978	7,764.975	$704,557	134,722.631	$10,463,535

Three months ended March 31, 2015
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(5,056.980)	(477,717)	(732.033)	(78,114)	(5,789.013)	(555,831)
Net loss		688,848		47,108		735,956
Unitholders’ capital at March 31, 2015	159,579.188	$14,918,608	8,371.835	$906,111	167,951.023	$15,824,719

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

Effective March 17, 2014, Kenmar Preferred Investments, L.P. changed its name and form of entity to Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Owner”), a Delaware limited liability company. Kenmar Preferred or Managing Member refers to either Kenmar Preferred Investments, L.P. or Kenmar Preferred Investments, LLC, depending on the applicable period discussed. Kenmar Preferred has been delegated administrative authority over the operations of the Trust. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

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

Effective December 31, 2015, Kenmar Global Investment Management, LLC was put into liquidation and Clarity was appointed as the Asset Allocator of Series J. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of March 31, 2016, Series J allocates approximately one-fourth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	8/1/2014
CTA Choice KEY (“KEY”)	KeyQuant S.A.S	Key Trends Program	1/1/2016
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	5/1/2015
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/2012
CTA Choice EGLG (“EGLG”)	Eagle Trading Systems Inc.	Eagle Global Program	1/1/2012	4/30/2015
CTA Choice ELL (“ELL”)	Ellington Management Group, LLC	Global Macro Trading Program	12/1/2013	12/31/2015
CTA Choice SCT (“SCT”)	SCT Capital Management Inc.	AQT1X Trading Program	5/1/2015	12/31/2015
CTA Choice WTN (“WTN”)	Winton Capital Management Limited	Diversified Program	5/1/2015	12/31/2015

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

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

For new subscribers, the minimum initial investment is $25,000 ($10,000 for benefit plan investors (including IRAs). The minimum additional subscription amount for current investors is $5,000.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2016, the condensed statements of operations for the three months ended March 31, 2016 (“First Quarter 2016”) and for the three months ended March 31, 2015 (“First Quarter 2015”) and the condensed statements of changes in Unitholders’ capital for the First Quarter 2016 and the First Quarter 2015 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2016 and the results of its operations for the First Quarter 2016 and First Quarter 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

Investment in securities consists of publicly-traded mutual funds, which are valued using the quoted share price on the last day of the period. Realized gains and losses from investment in securities and Affiliated Investment Funds are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

There are no Level 3 investments as of March 31, 2016 or December 31, 2015, nor any portion of the interim periods.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following tables summarize the assets measured at fair value using the fair value hierarchy:

March 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$2,281,024	$0	$0	$2,281,024

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$3,016,930	$0	$0	$3,016,930

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2016, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,063 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2016, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2016 and First Quarter 2015, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

F.	Interest

Interest is recorded on an accrual basis.

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

In May, 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. The Managing Owner of the Trust adopted ASU 2015-07 as of January 1, 2015. The adoption of ASU 2015-07 did not have a material impact on the Trust’s Financial Statements.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended March 31,
	2016	2015

Management fees to Managing Owner	$14,062	$19,767
Managing Owner interest earned on Certain Investment Funds	14,062	9,601
Operating expenses	24,500	27,196
Total	$52,624	$56,564

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2016 and December 31, 2015, were $24,500 and $33,772, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 3).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of March 31, 2016, the loss carry forward amounted to $0. For the First Quarter 2016 and the First Quarter 2015, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $14,062 and $9,601, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

Series J pays a monthly administrative services fee to ClariTy for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2016 and the First Quarter 2015, the administrative services fee earned indirectly totaled $8,312 and $9,955, respectively.

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

For the First Quarter 2016 and the First Quarter 2015, the Service Fee – Class I Units is composed of the following:

	First Quarter	First Quarter
	2016	2015

Monthly 1/12th of 2% service fee calculated on all Class I Units	$52,498	$74,776
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,676)	(2,949)
Total	$49,822	$71,827

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the First Quarter 2016 and the First Quarter 2015, Series J directly paid the Selling Agent sales commission of $28,123 and $39,742, respectively.

Series J pays a monthly fee to Wells Fargo for providing continuing due diligence, training, operations, system support, and marketing. For Class I and II Units purchased by clients of Wells Fargo on or prior to October 1, 2010, the fee is 1/12th of 0.10% (0.10% per annum) of the beginning of the month Net Asset Value. For Class I and II Units purchased subsequent to October 1, 2010 the fee is 1/12th of 0.30% (0.30% per annum) of the beginning of the month Net Asset Value. These fees are deducted from the management fee paid to the Managing Owner.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6.	ADMINISTRATOR

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company, serves as the Administrator of Series J through January 31, 2016. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a). SS&C GlobeOp also serves as the administrator of the Affiliated Investment Funds. Effective February 1, 2016, Gemini Hedge Fund Services, LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company, was appointed and replaced SS&C GlobeOp as the Administrator of Series J and the Affiliated Investment Funds.

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2016 and the First Quarter 2015, Series J indirectly paid administrator fees totaling $21,393 and $10,890, respectively.

Series J also pays administrator fees directly to the Administrator. For the First Quarter 2016 and the First Quarter 2015, Series J directly paid the Administrator fees of $3,583 and $6,250, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 82.33% and 28.77% of the Net Asset Value of Series J at March 31, 2016 and December 31, 2015, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the First Quarter 2016 and the First Quarter 2015:

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	March 31, 2016
Investment in Affiliated Investment Funds	$3,222,888	$5,705,509	$(115,861)	$(197,860)	$8,614,676

	Net asset value				Net asset value
	December 31, 2014	Purchases	Loss	Redemptions	March 31, 2015
Investment in Affiliated Investment Funds	$4,083,278	$1,780,598	$886,402	$(223,295)	$6,526,983

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution	Total Investment Level
	March 31, 2016	March 31, 2016
CTA Choice FRT	$2,869,785	$3,475,991
CTA Choice KEY	2,745,606	3,311,526
CTA Choice QNTM	1,583,563	3,140,902
CTA Choice RDOK	1,415,721	3,082,868
Total	$8,614,676	$13,011,287

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee

CTA Choice FRT	2.00%	20.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice EGLG*	2.00%	25.00%
CTA Choice ELL**	0.00%	30.00%
CTA Choice SCT**, ***	0.75%	20.00%
CTA Choice WTN**	1.50%	20.00%

*	Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.
**	Series J fully redeemed from CTA Choice ELL, CTA Choice SCT and CTA Choice WTN as of December 31, 2015.
***	Series J invested in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the First Quarter 2016 and the First Quarter 2015, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $50,337 and $60,904, respectively.

For the First Quarter 2016 and the First Quarter 2015, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $35,778 and $188,291, respectively.

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

No derivative instruments were directly held by Series J as of March 31, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental data for the First Quarter 2016 and the First Quarter 2015. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended March		Three months ended March
	31,		31,
	2016	2015	2016	2015
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$78.87	$89.33	$92.65	$102.94

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(0.86)	5.34	(1.02)	6.15
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.10	0.13	0.12	0.15
Expenses (3)	(1.24)	(1.31)	(1.01)	(1.01)

Total gain (loss) from operations	(2.00)	4.16	(1.91)	5.29
Net Asset Value per Unit at end of period	$76.87	$93.49	$90.74	$108.23

Total Return (4)	(2.54)%	4.66%	(2.06)%	5.14%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.77)%	(5.13)%	(3.82)%	(3.23)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.51%	0.56%	0.51%	0.56%
Other expenses(3)	6.28%	5.69%	4.33%	3.79%
Total expenses	6.28%	5.69%	4.33%	3.79%

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

From April 1, 2016 through May 16, 2016, there were estimated redemptions of $196,000 effective May 1, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2016 (“First Quarter 2016”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. ClariTy, an affiliate of the Managing Owner, is the managing member of CTA Choice. From January 1, 2015 to April 30, 2015, the Registrant allocated approximately one quarter of its Allocated Assets to each of the following CTA Funds:

•	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

•	CTA Choice ELL (“ELL”), managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program.

•	CTA Choice FRT (“FRT”), managed by managed by Fort, L.P. (“Fort”), Global Diversified Program;

•	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

Effective May 1, 2015 to December 31, 2015, the Registrant allocated approximately one-sixth of its Allocated Assets to each ELL, FRT, RDOK, CTA Choice QNTM, CTA Choice SCT and CTA Choice WTN after fully redeeming from EGLG:

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

Effective January 1, 2016, the Registrant allocated approximately one-quarter of its Allocated Assets to each FRT, RDOK, QNTM and CTA Choice KEY managed by KeyQuant S.A.S (“KeyQuant”), pursuant to its Key Trends Program, after fully redeeming from ELL, SCT and WTN:

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

KeyQuant’s Key Trends program is a medium to long-term trend following trading program. Analysis allows capturing major economic cycles. The Trading Program aims to profit more from market trends thanks to its continuous analysis of trends. Moreover, the Trading Program offers a unique portfolio allocation mechanism known as the GEF. In the case of an uncertain economic scenario, the GEF systematically adjusts the volatility target downwards to account for uncertainty in trends.

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

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services through January 31, 2016. Effective February 1, 2016, Gemini Hedge Fund Services Financial Services LLC (“Gemini” or the “Administrator”), a Nebraska Limited Liability Company located at Eighty Arkay Drive, Hauppauge, NY 11788, was appointed by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month. See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2015 (the “Registrant’s 2015 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

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

Affiliated Investment Fund	Management Fee	Incentive Fee

CTA Choice FRT	2.00%	20.00%
CTA Choice KEY ***	1.00%	20.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL**	0.00%	30.00%
CTA Choice SCT *, **, ****	0.75%	20.00%
CTA Choice WTN *, **	1.50%	20.00%

*	The Registrant subscribed QNTM, SCT and WTN as of May 1, 2015.
**	The Registrant fully redeemed from EGLG as of April 30, 2015 and ELL, SCT and WTN as of December 31, 2015.
***	The Registrant subscribed to KEY as of January 1, 2016
****	The Registrant invests in SCT’s 2x program and pays a management fee of 1.50%.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2016, is set forth under Items 2 and 3 herein.

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

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

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

Of the Registrant’s investments as of March 31, 2016, $2,281,024 or 20.94% of the Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2016 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

First Quarter 2016

Subscriptions of Limited Units for the First Quarter 2016 were $0. Redemptions of Limited Units for the First Quarter 2016 were $468,880.

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2015 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the First Quarter 2016 and the First Quarter 2015:

First Quarter 2016

Longstanding themes continued to drive markets during the 1st quarter of the New Year with particular focus on the world growth outlook, expectations for global central bank policy, and the continued decline in commodity prices overall.

Global stock markets began the year on a very weak note, tumbling to multi-month lows as skepticism over the strength of the global economy intensified; sinking oil prices and turmoil in the Chinese economy further roiled prices. Thereafter the tone shifted markedly as global equity markets rallied during the second half of the quarter as the U.S. Federal Reserve Chair Janet Yellen reasserted the central bank’s gradual approach to raising rates while the ECB delivered a larger-than-anticipated stimulus package in March.

Uncertainty in global equity markets combined with expectations for a slower-than-anticipated pace of U.S. Federal Reserve increases, translated into safe haven buying of U.S. treasuries. Outside of the U.S., an overall tone of accommodation from the global central bank community sent bond prices higher there as well. In currency markets, deferred expectations for rate hikes in the U.S. weighed on the greenback and the Dollar Index sank to multi-month lows. The British pound similarly ended the quarter lower as waning expectations for a BOE rate hike due to softer economic readings and concern over Brexit weighed on the currency. Conversely, the Japanese yen benefited on safe haven buying. The euro, commodity and EM currencies also ended the quarter higher.

Commodity prices rallied off lows marked during start of the New Year, to end the three month period on a positive note. After months of decline, petroleum prices were buoyed by signs of increasing demand; further, a scaled-back timetable for Federal Reserve rate increases sparked investors’ appetite for riskier assets. Natural gas prices slid to levels not seen since 1999 and thereafter generally consolidated into a trading range. In metals, gold prices ended the quarter sharply higher on safe haven buying amid worries over the stability of the global economy and expectations for a continued low interest rate environment; platinum, silver and palladium also ended the quarter higher. In industrial metals, copper ended the month higher on expectations that China would announce further measures to bolster its economy. In grain markets, corn and wheat prices stayed relatively range bound while soybeans received a lift in March as demand for U.S. exports increased; a tightening supply of vegetable oils also propped-up the market. Finally, in tropical markets, an anticipated deficit pushed sugar prices sharply higher in March, to end the quarter higher; lumber prices also exploded to the upside in March on expectations that a long-standing U.S.-Canadian trade dispute would be resolved after a state visit to the U.S. by Canadian Prime Minister Justin Trudeau.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2016 and the First Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2016 and the First Quarter 2015.

First Quarter 2016

As of March 31, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Commodities	3.17%
Currencies	31.67%
Energies	18.74%
Grains	3.96%
Indices	14.11%
Interest Rates	11.68%
Meats	0.24%
Metals	6.21%
Tropicals	10.22%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in all three months of the quarter. Positions in the euro and Japanese yen were least successful as the U.S. dollar fell versus these currencies on expectations that the U.S. Federal Reserve would increase interest rates more slowly than previously anticipated.

Energies: (+) The Registrant experienced largest gains in natural gas as prices slid to 17-year lows on a significant supply overhang. Additional profits were realized in crude oil, particularly in January, as prices marked 12-year lows; by quarter end, prices had rallied off those levels.

Grains: (-) The Registrant realized losses in grains largely due to long positions in oats and rice as prices slid amid supply sufficient to meet current demand. This loss was somewhat dampened by profits realized in soybean oil where prices rallied sharply on constrained vegetable oil supply.

Indices: (-) The Registrant experienced losses in global equites as indices initially fell sharply, only to rally by an equal degree as the quarter progressed. Overall, losses were greatest in the U.S markets followed by the U.K FTSE and Japanese TOPIX.

Interest Rates: (+) The Registrant experience its largest gains for the quarter in global rates and profits were seen in both long- and short-dated markets. Overall, prices of global interest rates appreciated during the quarter on safe-having buying, expectations for subdued inflation and forecasts for weak global growth.

Meats: (+) The Registrant realized a small loss in cattle.

Metals: (+) The Registrant realized profits on long positions in gold as prices rallied on safe haven buying and diminished expectations for rising interest rates. Small losses were posted in copper.

Tropicals: (+) The Registrant realized gains in tropicals largely due to positions in cocoa realized in January as prices slid early on; thereafter prices rallied on West Africa dryness which could threaten crop development in parts of the Ivory Coast. Trading in coffee and sugar was slightly negative.

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

Results of Operations

First Quarter 2016

The Net Asset Value per Unit of Class I as of March 31, 2016 was $76.87, a decrease of $2.00 from the December 31, 2015 Net Asset Value of $78.87.

The Net Asset Value per Unit of Class II as of March 31, 2016 was $90.74, a decrease of $1.91 from the December 31, 2015 Net Asset Value of $92.65.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the First Quarter 2016, as well as the allocation of the Registrant’s assets to each Trading Advisor at March 31, 2016. The table is based on the effect of a Unitholder that held Units for the First Quarter 2016, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I Beginning UNAV	$78.87	WMT III Series J - Class II Beginning UNAV	$92.65	Allocation of Assets as of March 31, 2016
CTA Choice FRT	1.27	CTA Choice FRT	1.50	24.83%
CTA Choice KEY	0.20	CTA Choice KEY	0.24	24.88%
CTA Choice QNTM	(0.78)	CTA Choice QNTM	(0.91)	24.96%
CTA Choice RDOK	(1.32)	CTA Choice RDOK	(1.54)	25.33%
Net Expenses	(1.37)	Net Expenses	(1.20)
ENDING UNAV	$76.87	ENDING UNAV	$90.74	100.00%

The Registrant’s average net asset level for the First Quarter 2016 was approximately $11,053,000, a decrease of approximately $4,803,000 as compared to the First Quarter 2015, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the First Quarter 2016 was (2.54)% and (2.06)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2016 was approximately $26.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the First Quarter 2016 was approximately $116,000.

Dividend income for the First Quarter 2016 was approximately $14,000, a decrease of approximately $8,000, as compared to the First Quarter 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2016 were approximately $24,000, a decrease of approximately $9,000, as compared to the First Quarter 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016 were approximately $50,000, a decrease of approximately $11,000 as compared to the First Quarter 2015, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the First Quarter 2016 were approximately $14,000, a decrease of approximately $6,000 as compared to the First Quarter 2015, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016 were approximately $36,000.

An administrative services fee, which is indirectly paid to ClariTy for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2016 was approximately $8,000, an decrease of approximately $2,000 as compared to the First Quarter 2015, primarily due to the decrease in the average net asset level discussed above.

Service fees for the First Quarter 2016 were approximately $50,000, a decrease of approximately $22,000 as compared to the First Quarter 2015, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the First Quarter 2016 were approximately $28,000, a decrease of approximately $12,000 as compared to the First Quarter 2015, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2016 was approximately $14,000, an increase of approximately $4,000, as compared to the First Quarter 2015.

Operating expenses were approximately $64,000 for the First Quarter 2016. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the First Quarter 2016.

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

WMT III Series J - Class I Beginning UNAV	$89.33	WMT III Series J - Class II Beginning UNAV	$102.94	Allocation of Assets as of March 31, 2015
CTA Choice EGLG	1.50	CTA Choice EGLG	1.73	24.83%
CTA Choice ELL	0.95	CTA Choice ELL	1.09	24.88%
CTA Choice FRT	0.26	CTA Choice FRT	0.30	24.96%
CTA Choice RDOK	2.33	CTA Choice EGLG	2.68	25.33%
Net Expenses	(0.88)	Net Expenses	(0.51)
ENDING UNAV	$93.49	ENDING UNAV	$108.23	100.00%

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

Offering costs were $0 for the First Quarter 2015.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2016.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2015 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2015.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at March 31, 2016 and December 31, 2015. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2016 and December 31, 2015, the Registrant had total capitalizations of approximately $11 million and $16 million, respectively.

	March 31, 2016		December 31, 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$279,273	2.67%	$139,888	1.25%
Currencies	311,785	2.98%	97,690	0.87%
Commodities	302,506	2.89%	134,365	1.20%
Stock indices	233,409	2.23%	148,825	1.33%
Total	$847,702	8.10%	$520,768	4.65%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the First Quarter 2016 and the First Quarter 2015 based upon the Registrant’s total average capitalization of approximately $11 million and $37 million, respectively.

	First Quarter 2016		First Quarter 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$346,975	3.15%	$509,854	3.21%
Currencies	288,961	2.63%	461,877	2.91%
Commodities	274,423	2.49%	1,004,530	6.33%
Stock indices	187,891	1.71%	657,499	4.14%
Total	$751,275	6.837%	$2,633,760	16.59%

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

Based on the trading value at risk at March 31, 2016, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2015. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the First Quarter 2016 as compared with the First Quarter 2015.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s President and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Accounting/Officer, respectively, of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2016. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of March 31, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2016.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through March 31, 2016, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27,2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: May 16, 2016
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: May 16, 2016
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)