Form 10-Q
period 2016-06-30
World Monitor Trust III - Series J
filed 2016-08-12
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III - SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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
JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$127,134	$87,832
Investment in securities, at fair value (cost $1,970,662 and $3,055,928 at June 30, 2016 and December 31, 2015, respectively)	1,957,622	3,016,930
Investment in Affiliated Investment Funds, at fair value (see Note 7)	8,370,495	3,222,888
Receivable from Affiliated Investment Funds	0	5,030,582
Total assets	$10,455,251	$11,358,232

LIABILITIES
Accrued expenses payable	$57,761	$109,348
Interest payable to Managing Owner	10,792	0
Service fees payable (see Note 5)	16,427	18,601
Redemptions payable	231,267	26,179
Total liabilities	316,247	154,128

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 120,974.549 and 132,228.873 Units outstanding at June 30, 2016 and December 31, 2015, respectively	9,526,335	10,428,454
Class II Units:
Unitholders’ Units - 6,560.334 and 8,371.835 Units outstanding at June 30, 2016 and December 31, 2015, respectively	612,669	775,650
Total Unitholders’ capital (Net Asset Value)	10,139,004	11,204,104
Total liabilities and Unitholders’ capital	$10,455,251	$11,358,232

NET ASSET VALUE PER UNIT
Class I	$78.75	$78.87

Class II	$93.39	$92.65

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016		December 31, 2015
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund (shares 194,788.232 and 301,994.965 at June 30, 2016 and December 31, 2015, respectively)	19.31%	1,957,622	26.93%	3,016,930
Total investment in securities (cost $1,970,662 and $3,055,928 at June 30, 2016 and December 31, 2015, respectively)	19.31%	$1,957,622	26.93%	$3,016,930

Investment in Affiliated Investment Funds:
CTA Choice FRT	18.61%	1,886,675	9.64%	1,080,343
CTA Choice KEY	25.38%	2,573,301	0.00%	0
CTA Choice QNTM	23.89%	2,421,933	9.82%	1,099,543
CTA Choice RDOK	14.68%	1,488,586	9.31%	1,043,002
Total investment in Affiliated Investment Funds	82.56%	$8,370,495	28.77%	$3,222,888

Proportional Share of Investments of Affiliated Investment Funds:	June 30, 2016
Description	Fair Value as a % of Unitholders’ Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund (shares 272,676.947 at June 30, 2016)	27.03%	$2,740,403

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$0	$9	$0	$10
Dividend income	13,296	1,675	27,379	23,716
Total investment income	13,296	1,684	27,379	23,726

EXPENSES
Management fees to Managing Owner	12,921	18,774	26,983	38,541
Managing Owner interest earned on Certain Investment Funds (see Note 4)	12,921	1,675	26,983	11,276
Service fees - Class I Units (see Note 5)	45,661	67,433	95,483	139,260
Sales commission	25,842	37,271	53,965	77,013
Operating expenses	47,050	99,428	110,918	179,543
Total expenses	144,395	224,581	314,332	445,633
Net investment loss	(131,099)	(222,897)	(286,953)	(421,907)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(2,841)	(49,618)	(12,600)	(61,229)
Net change in unrealized appreciation or depreciation on investment in securities	16,173	49,618	25,958	109,793
Net gain from investment in securities	13,332	0	13,358	48,564
Net gain (loss) from investment in Affiliated Investment Funds	371,590	(1,510,432)	255,729	(624,030)
Total gain (loss) on investments	384,922	(1,510,432)	269,087	(575,466)
NET INCOME (LOSS)	$253,823	$(1,733,329)	$(17,866)	$(997,373)

NET (INCOME) LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$1.89	$(10.56)	$(0.18)	$(5.99)
Class II	$2.63	$(11.54)	$0.70	$(5.75)
Weighted average number of Units outstanding
Class I	123,875.699	154,970.232	127,039.613	158,230.235
Class II	7,289.120	8,371.835	7,579.760	8,602.120

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	140,600.708	$11,204,104
Redemptions	(11,254.324)	(878,914)	(1,811.501)	(168,320)	(13,065.825)	(1,047,234)
Net income (loss)		(23,205)		5,339		(17,866)
Unitholders’ capital at June 30, 2016	120,974.549	$9,526,335	6,560.334	$612,669	127,534.883	$10,139,004

Six months ended June 30, 2015
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(19,566.412)	(1,694,552)	(732.033)	(77,530)	(20,298.445)	(1,772,082)
Net (loss)		(947,903)		(49,470)		(997,373)
Unitholders’ capital at June 30, 2015	145,069.756	$12,065,022	8,371.835	$810,117	153,441.591	$12,875,139

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

Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Owner”), a Delaware limited liability company is the managing owner of the Trust and has been delegated administrative authority over the operations of the Trust. As the Managing Owner of the Trust and of each Series, Kenmar Preferred conducts and manages the business of the Trust and each Series.

Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by Clarity. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series.

Kenmar Global Investment Management, LLC (the “Asset Allocator”), an affiliate of the Managing Owner, is also the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of June 30, 2016, Series J allocates approximately one-fourth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

C.	The Offering

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

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2016, the condensed statements of operations for the three months ended June 30, 2016 (“Second Quarter 2016”), for the six months ended June 30, 2016 (“Year-To-Date 2016”), for the three months ended June 30, 2015 (“Second Quarter 2015”), for the six months ended June 30, 2015 (“Year-To-Date 2015”),and the condensed statements of changes in Unitholders’ capital for Year-To-Date 2016 and Year-To-Date 2015, are unaudited.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2016 and the results of its operations for the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain amounts in Second Quarter 2015 and Year-To-Date 2015 condensed financial statements were reclassified to conform with the Second Quarter 2016 and Year-To-Date 2016 presentation. The reclassification did not have any material impact on the condensed financial statements.

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

Investment in securities consists of publicly-traded mutual funds, which are valued using the quoted share price on the last day of the period. Realized gains and losses from investment in securities is determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the condensed statements of operations. Dividends are recorded on the ex-dividend date.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of June 30, 2016 or December 31, 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

June 30, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,957,622	$0	$0	$1,957,622

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$3,016,930	$0	$0	$3,016,930

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2016, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,063 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2016, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Management fees to Managing Owner	$12,921	$18,774	$26,983	$38,541
Managing Owner interest earned on Certain Investment Funds	12,921	1,675	26,983	11,276
Operating expenses	20,893	45,586	45,393	72,782
Total	$46,735	$66,035	$99,359	$122,599

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2016 and December 31, 2015, were $6,225 and $33,772, respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 3).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of June 30, 2016, the loss carry forward amounted to $0. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $12,921, $1,675, $26,983 and $11,276, respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the administrative services fee earned indirectly totaled $7,686, $11,265, $15,998 and $21,220, respectively.

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

For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Service Fee – Class I Units is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Monthly 1/12th of 2% service fee calculated on all Class I Units	$48,243	$70,222	$100,741	$144,998
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,582)	(2,789)	(5,258)	(5,738)
Total	$45,661	$67,433	$95,483	$139,260

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J directly paid the Selling Agent sales commission of $25,842, $37,271, $53,965 and $77,013, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J indirectly paid administrator fees totaling $12,480, $28,847, $33,873 and $39,737, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	ADMINISTRATOR (CONTINUED)

Series J also pays administrator fees directly to the Administrators. For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J directly paid the Administrators administrator fees of $1,500, $6,250, $5,083 and $12,500, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 82.56% and 28.77% of the Net Asset Value of Series J at June 30, 2016 and December 31, 2015, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2016 and the Year-To-Date 2015:

	Net asset value				Net Asset Value
	December 31, 2015	Purchases	Gain (Loss)	Redemptions	June 30, 2016

Investment in Affiliated Investment Funds	$3,222,888	$6,785,690	$255,729	$(1,893,812)	$8,370,495

	Net asset value				Net Asset Value
	December 31, 2014	Purchases	Gain (Loss)	Redemptions	June 30, 2015

Investment in Affiliated Investment Funds	$4,083,278	$16,414,981	$(624,030)	$(9,854,907)	$10,019,322

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution June 30, 2016	Total Investment Level June 30, 2016
CTA Choice FRT	$1,886,675	$3,219,772
CTA Choice KEY	2,573,301	3,065,054
CTA Choice QNTM	2,421,933	2,917,472
CTA Choice RDOK	1,488,586	3,151,192

Total	$8,370,495	$12,353,490

Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of securities and derivatives held or sold short by their respective Affiliated Investment Fund. Clarity has established procedures to monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The interestholders within CTA Choice bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015,the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $46,320, $62,900, $96,656 and $123,804, respectively.

For the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $67,134, $7,085, $102,912 and $195,376, respectively.

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

No derivative instruments were directly held by Series J as of June 30, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental data for the Second Quarter 2016, Second Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2016		June 30, 2016
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$76.87	$78.87	$90.74	$92.65

Gain (Loss) from operations:
Net realized and change in unrealized gain (1)	2.89	2.04	3.43	2.42
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.10	0.20	0.12	0.24
Expenses	(1.11)	(2.36)	(0.90)	(1.92)

Total gain (loss) from operations	1.88	(0.12)	2.65	0.74

Net Asset Value per Unit at end of period	$78.75	$78.75	$93.39	$93.39

Total Return (4)	2.45%	(0.15)%	2.93%	0.80%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.21)%	(5.49)%	(3.39)%	(3.62)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.52%	0.51%	0.53%	0.52%
Other expenses(3)	5.73%	6.00%	3.92%	4.14%
Total expenses	5.73%	6.00%	3.92%	4.14%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized gain is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2015		June 30, 2015
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$93.49	$89.33	$108.23	$102.94

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(8.94)	(3.60)	(10.38)	(4.24)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.01	0.14	0.01	0.16
Expenses	(1.39)	(2.70)	(1.09)	(2.09)

Total gain (loss) from operations	(10.32)	(6.16)	(11.46)	(6.17)

Net Asset Value per Unit at end of period	$83.17	$83.17	$96.77	$96.77

Total Return (4)	(11.04)%	(6.90)%	(10.59)%	(5.99)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(6.32)%	(5.73)%	(4.25)%	(3.72)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.05%	0.32%	0.05%	0.32%
Other expenses(3)	6.37%	6.05%	4.30%	4.04%
Total expenses	6.37%	6.05%	4.30%	4.04%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	SUBSEQUENT EVENTS

From July 1, 2016 through August 12, 2016, there were estimated redemptions of $200,000 effective July 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2016 (“Second Quarter 2016”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Kenmar Preferred Investments, LLC (“Kenmar Preferred” or the “Managing Owner”), is the Managing Owner of the Registrant.

Kenmar Preferred has been the Managing Owner of the Registrant since October 1, 2004. The Managing Owner may, but is not required under the terms of the Trust Agreement to maintain an interest in the Registrant.

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, postage and related services with respect to monitoring the Trust and other administrative services. The Registrant pays a monthly fee to Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Clarity, an affiliate of the Managing Owner, is the managing member of CTA Choice. From January 1, 2015 to April 30, 2015, the Registrant allocated approximately one quarter of its Allocated Assets to each of the following CTA Funds:

●	CTA Choice EGLG (“EGLG”), managed by Eagle Trading Systems Inc. (“Eagle”), pursuant to its Global Program, which is a systematic, technical long term diversified program;

●	CTA Choice ELL (“ELL”), managed by Ellington Management Group, LLC (“Ellington”), pursuant to its Global Macro Trading Program, which is a discretionary, fundamental, event driven program.

●	CTA Choice FRT (“FRT”), managed by managed by Fort, L.P. (“Fort”), Global Diversified Program;

●	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

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

Effective January 1, 2016, the Registrant allocated approximately one-quarter of its Allocated Assets to each FRT, RDOK, QNTM and CTA Choice KEY managed by KeyQuant S.A.S (“KeyQuant”), pursuant to its Key Trends Program, after fully redeeming from ELL, SCT and WTN.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2016, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of June 30, 2016, $1,957,622 or 19.31% of the Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2016 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Second Quarter 2016

Subscriptions of Limited Units for the Second Quarter 2016 were $0. Redemptions of Limited Units for the Second Quarter 2016 were $578,354.

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

Market Overview

Following is a market overview for the Second Quarter 2016 and the Second Quarter 2015:

Second Quarter 2016

Performance of global stock indices diverged sharply in the second quarter as the UK vote to leave the European Union shocked markets. In the U.S., investors ultimately shrugged off any concerns as the indices made back their mid-June losses to end the period generally unchanged. Overseas, the story was quite different as European and Japanese indices ended the quarter sharply lower. In European markets, political and economic uncertainty post the Brexit vote weighed heavily; in Japan, the surge in the Japanese yen, sparked by safe haven buying, sent Japanese stock prices plummeting. Not surprisingly, the beneficiary of the turmoil was global interest rate markets. Across the globe, prices soared as yields fell to multi-year, if not all-time lows, as investors sought out safe-haven assets. Additionally, while before the vote the odds of a U.S. interest rate increase were rising, the vote to leave tabled any expectations that the U.S. Federal Reserve would increase rates in the near-term. As traditional safe haven currencies, investors similarly flocked to the US Dollar and Japanese Yen in the aftermath of the historic vote. In particular, the yen soared, rising to levels not seen since 2014 and in June the Asian currency had is largest single-month increase since 1998. Conversely, the British pound fell to a three-decade low. The euro also ended the period lower, notably hitting a three-year low against the Japanese yen.

As per the Bloomberg Commodity Index, commodity prices overall ended the second quarter higher albeit there was a good deal of disparity among individual markets. In energies, the price of crude oil ended the period higher despite U.S. storage at a post-Great Depression high in April. Overall the market’s focus was on expectations for a drawdown in these inventories with the beginning of the summer driving season in the U.S. In metals, gold prices surged to the highest in almost two years on the outlook for continued low global rates and the post-Brexit fallout; silver similarly ended at sharply higher levels at quarter-end. In base metals, copper was range-bound while zinc experienced is longest advance since 2013, pinned to decreasing supply which traders felt could be exacerbated by planned mine closures in Australia and Ireland. In the agricultural markets, wheat prices slumped on expectations for significant global supply while soybean prices touched levels not seen since 2014 on signs of strong U.S. export demand amid tighter supply. In tropical markets, coffee and sugar took the spotlight as prices rallied on supply worries; sugar prices ended the quarter at their highest level since 2013.

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

The trend was generally down for commodity markets in the second quarter. In energies, crude prices rallied early in the quarter on signs of shrinking U.S. inventories, lower production and geopolitical conflicts in the Middle East, but thereafter settled into a trading range. In base metals, expectations for further People’s Bank of China (“PBOC”) stimulus, strikes and slowing output buoyed prices early on, then worries of a China slowdown and dwindling demand erased those gains with metals throughout the group ending the quarter lower. Precious metals similarly ended the month lower. Grain and oilseed prices which drifted lower for much of the quarter rallied in June as too much rain in the U.S. Midwest, and not enough in Europe and Canada, combined with bullish U.S. Department of Agriculture reports, propelled prices higher. Wheat and soybeans were the main beneficiaries, ending higher for the quarter overall. In tropical markets, cocoa prices swept higher during the three-month period on signs of stronger demand amid reduced supply. Conversely, sugar prices extended lower.

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2016 and the Second Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2016 and the Second Quarter 2015.

Second Quarter 2016

As of June 30, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	4.57%
Energies	1.07%
Grains	2.33%
Indices	11.32%
Interest Rates	60.01%
Meats	0.20%
Metals	19.13%
Tropicals	1.37%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in all three months of the quarter. Positions in the euro/GBP were least successful in the aftermath of the Brexit vote. Positions in the Australian dollar and Japanese yen were also unprofitable.

Interest Rates: (+) The Registrant experienced gains in global interest rates largely due to sizable profits in June as global bond prices rose on safe haven buying on the U.K.’s vote to leave the European Union. Profits were realized in German, UK and U.S. interest rates.

Indices: (-) The Registrant experienced losses in global equites as gains in May were insufficient to cover losses in April and June. Overall, losses were largest in the U.K. FTSE.

Energies: (+) The Registrant experienced profits in the energy complex. Of note, gains were realized in April and May as prices rose on inventory reports indicating a gradual diminishing of the global surplus. Overall, largest gains were seen in WTI and Brent crude oil and heating oil.

Metals: (+) The Registrant realized profits on positions in gold as prices rallied on safe haven buying and diminished expectations for rising interest rates. Small losses were posted in copper.

Grains: (+) The Registrant realized profits in grains largely due to positions in soybeans where prices rallied throughout the quarter on supply worries. Losses in wheat and soybean oil dampened soybean’s gains.

Tropicals: (+) The Registrant realized small profits in tropical markets as losses in sugar and cocoa almost fully erased profits in coffee where prices rallied as poor weather conditions threatened crops.

Meats: (+) The Registrant realized a small profit in cattle.

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

Results of Operations

Year-To-Date 2016

The Net Asset Value per Unit of Class I as of June 30, 2016 was $78.75, a decrease of $0.12 from the December 31, 2015 Net Asset Value of $78.87.

The Net Asset Value per Unit of Class II as of June 30, 2016 was $93.39, an increase of $0.74 from the December 31, 2015 Net Asset Value of $92.65.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2016, as well as the allocation of the Registrant’s assets to each Trading Advisor as of June 30, 2016. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2016, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I Beginning UNAV	$78.87	WMT III Series J - Class II Beginning UNAV	$92.65	Allocation of Assets as of June 30, 2016
CTA Choice FRT	3.05	CTA Choice FRT	3.56	24.83%
CTA Choice KEY	0.61	CTA Choice KEY	0.72	24.88%
CTA Choice QNTM	(1.64)	CTA Choice QNTM	(1.94)	24.96%
CTA Choice RDOK	(0.14)	CTA Choice RDOK	(0.07)	25.33%
Net Expenses	(2.00)	Net Expenses	(1.53)
ENDING UNAV	$78.75	ENDING UNAV	$93.39	100.00%

The Registrant’s average net asset level for the Year-To-Date 2016 was approximately $10,700,000, a decrease of approximately $4,329,000 as compared to the Year-To-Date 2015, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2016 was (0.15)% and 0.80%, respectively. The Registrant’s performance for Class I and Class II for the Second Quarter 2016 was 2.45% and 2.93%, respectively Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2016 was approximately $13,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the Year-To-Date 2016 was approximately $256,000.

Dividend income for the Year-To-Date 2016 was approximately $27,000, an increase of approximately $3,000, as compared to the Year-To-Date 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2016 were approximately $48,000, a decrease of approximately $29,000, as compared to the Year-To-Date 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 were approximately $97,000, a decrease of approximately $27,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2016 were approximately $27,000, a decrease of approximately $12,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 were approximately $103,000.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 was approximately $16,000, an decrease of approximately $5,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2016 were approximately $95,000, a decrease of approximately $44,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2016 were approximately $54,000, a decrease of approximately $23,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2016 was approximately $27,000, an increase of approximately $16,000, as compared to the Year-To-Date 2015.

Operating expenses were approximately $111,000 for the Year-To-Date 2016. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the Year-To-Date 2016.

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

WMT III Series J - Class I Beginning UNAV	$89.33	WMT III Series J - Class II Beginning UNAV	$102.94	Allocation of Assets as of June 30, 2015
CTA Choice EGLG	1.21	CTA Choice EGLG	1.40	0.00%
CTA Choice ELL	(1.19)	CTA Choice ELL	(1.37)	16.93%
CTA Choice FRT	(0.84)	CTA Choice FRT	(0.96)	16.85%
CTA Choice QNTM	0.09	CTA Choice QNTM	0.11	16.59%
CTA Choice RDOK	(0.14)	CTA Choice RDOK	(0.17)	16.78%
CTA Choice SCT	(0.87)	CTA Choice SCT	(1.00)	16.26%
CTA Choice WTN	(0.56)	CTA Choice WTN	(0.65)	16.59%
Net Expenses	(3.86)	Net Expenses	(3.53)
ENDING UNAV	$83.17	ENDING UNAV	$96.77	100.00%

The Registrant’s average net asset level for the Year-To-Date 2015 was approximately $15,029,000, a decrease of approximately $14,042,000 as compared to the Year-To-Date 2014, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2015was (6.90)% and (5.99)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/ (losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2016.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at June 30, 2016 and December 31, 2015. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2016 and December 31, 2015, the Registrant had total capitalizations of approximately $10 million and $11 million, respectively.

	June 30, 2016		December 31, 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$300,820	2.97%	$139,888	1.25%
Currencies	237,477	2.34%	97,690	0.87%
Commodities	401,985	3.96%	134,365	1.20%
Stock indices	558,233	5.51%	148,825	1.33%

Total	$1,498,515	14.78%	$520,768	4.65%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Second Quarter 2016 and the Second Quarter 2015 based upon the Registrant’s total average capitalization of approximately $10 million and $14 million, respectively.

	Second Quarter 2016		Second Quarter 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$223,577	2.19%	$460,249	3.20%
Currencies	249,887	2.45%	338,673	2.35%
Commodities	419,626	4.11%	678,437	4.71%
Stock indices	394,981	3.87%	855,119	5.94%

Total	$1,288,071	12.62%	$2,332,478	16.20%

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

Based on the trading value at risk at June 30, 2016, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2015. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Year-To-Date 2016 as compared with the Year-To-Date 2015.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Second Quarter 2016. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of June 30, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2016.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2016, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Member

By:	/s/ Jim Parrish		Date: August 12, 2016
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: August 12, 2016
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)