Form 10-Q
period 2016-09-30
World Monitor Trust III - Series J
filed 2016-11-14
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III - SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents (see Note 2)	$72,852	$87,832
Investment in securities, at fair value (cost $1,932,893 and $3,055,928 at September 30, 2016 and December 31, 2015, respectively)	1,923,997	3,016,930
Investment in Affiliated Investment Funds, at fair value (see Note 7)	7,256,135	3,222,888
Receivable from Affiliated Investment Funds	0	5,030,582
Total assets	$9,252,984	$11,358,232

LIABILITIES
Accrued expenses payable	$59,322	$109,348
Interest payable to Managing Owner	3,842	0
Service fees payable (see Note 5)	14,911	18,601
Redemptions payable	11,159	26,179
Total liabilities	89,234	154,128

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 115,366.843 and 132,228.873 Units outstanding at September 30, 2016 and December 31, 2015, respectively	8,582,195	10,428,454
Class II Units:
Unitholders’ Units - 6,560.334 and 8,371.835 Units outstanding at September 30, 2016 and December 31, 2015, respectively	581,555	775,650
Total Unitholders’ capital (Net Asset Value)	9,163,750	11,204,104
Total liabilities and Unitholders’ capital	$9,252,984	$11,358,232

NET ASSET VALUE PER UNIT
Class I	$74.39	$78.87

Class II	$88.65	$92.65

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016		December 31, 2015

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund Class I (shares 191,062.263 and 301,994.965 at September 30, 2016 and December 31, 2015, respectively)	21.00%	1,923,997	26.93%	3,016,930
Total investment in securities (cost $1,932,893 and $3,055,928 at September 30, 2016 and December 31, 2015, respectively)	21.00%	$1,923,997	26.93%	$3,016,930

Investment in Affiliated Investment Funds:
CTA Choice FRT	15.50%	1,420,516	9.64%	1,080,343
CTA Choice KEY	24.63%	2,256,596	0.00%	0
CTA Choice QNTM	24.40%	2,236,458	9.82%	1,099,543
CTA Choice RDOK	14.65%	1,342,565	9.31%	1,043,002
Total investment in Affiliated Investment Funds	79.18%	$7,256,135	28.77%	$3,222,888

Proportional Share of Investments of Affiliated Investment Funds:	September 30, 2016
Description	Fair Value as a % of Unitholders’ Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund (shares 229,786.646 at September 30, 2016)	25.25%	$2,313,954

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income	$0	$1	$0	$11
Dividend income	12,395	13,801	39,774	37,517
Total investment income	12,395	13,802	39,774	37,528

EXPENSES
Management fees to Managing Owner	12,064	15,721	39,047	54,262
Managing Owner interest earned on Certain Investment Funds (see Note 4)	12,064	0	39,047	11,276
Service fees - Class I Units (see Note 5)	42,578	56,035	138,061	195,295
Sales commission	24,129	31,441	78,094	108,454
Operating expenses	42,744	91,215	153,662	270,758
Total expenses	133,579	194,412	447,911	640,045
Net investment (loss)	(121,184)	(180,610)	(408,137)	(602,517)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(150)	(396)	(12,750)	(61,625)
Net change in unrealized appreciation (depreciation) on investment in securities	4,144	(23,018)	30,102	86,775
Net gain (loss) from investment in securities	3,994	(23,414)	17,352	25,150
Net (loss) from investment in Affiliate Investment Funds	(435,674)	(8,963)	(179,945)	(632,993)
Total (loss) on Investments	(431,680)	(32,377)	(162,593)	(607,843)
NET (LOSS)	$(552,864)	$(212,987)	$(570,730)	$(1,210,360)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$(4.44)	$(1.43)	$(4.40)	$(7.53)
Class II	$(4.74)	$(1.20)	$(3.54)	$(6.98)
Weighted average number of Units outstanding
Class I	117,571.725	141,507.595	123,858.918	152,857.227
Class II	6,560.334	8,371.835	7,273.927	8,533.035

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine months ended September 30, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	140,600.708	$11,204,104
Redemptions	(16,862.030)	(1,301,303)	(1,811.501)	(168,321)	(18,673.531)	(1,469,624)
Net (loss)		(544,956)		(25,774)		(570,730)
Unitholders’ capital at September 30, 2016	115,366.843	$8,582,195	6,560.334	$581,555	121,927.177	$9,163,750

Nine months ended September 30, 2015
Unitholders’ capital at December 31, 2014	164,636.168	$14,707,477	9,103.868	$937,117	173,740.036	$15,644,594
Redemptions	(26,314.502)	(2,249,853)	(732.033)	(77,530)	(27,046.535)	(2,327,383)
Net (loss)		(1,150,837)		(59,523)		(1,210,360)
Unitholders’ capital at September 30, 2015	138,321.666	$11,306,787	8,371.835	$800,064	146,693.501	$12,106,851

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

Kenmar Global Investment Management, LLC (the “Asset Allocator”), an affiliate of the Managing Owner, is the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of September 30, 2016, Series J allocates approximately one-fourth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2016, the condensed statements of operations for the three months ended September 30, 2016 (“Third Quarter 2016”), for the nine months ended September 30, 2016 (“Year-To-Date 2016”), for the three months ended September 30, 2015 (“Third Quarter 2015”), for the nine months ended September 30, 2015 (“Year-To-Date 2015”),and the condensed statements of changes in Unitholders’ capital Year-to-Date 2016 and Year-to-Date 2015, are unaudited.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2016 and the results of its operations for the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain amounts in Third Quarter 2015 and Year-to-Date 2015 condensed financial statements were reclassified to conform with the Third Quarter 2016 and Year-to-Date 2016 presentation. The reclassification did not have any material impact on the condensed financial statements.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of September 30, 2016 or December 31, 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

September 30, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,923,997	$0	$0	$1,923,997

December 31, 2015	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$3,016,930	$0	$0	$3,016,930

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 2016, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,063 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2016, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the Third Quarter 2016 and Third Quarter 2015, Series J’s allocable portion of ongoing offering costs did not exceed 0.50% per annum of the Net Asset Value of Series J.

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

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. The Managing Owner of the Trust adopted ASU 2015-07 as of January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the Trust’s Financial Statements.

Note 3.	RELATED PARTIES

Series J reimburses Kenmar Preferred and its affiliates for services it performs for Series J, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Management fees to Managing Owner	$12,064	$15,721	$39,047	$54,262
Managing Owner interest earned on Certain Investment Funds	12,064	0	39,047	11,276
Operating expenses	18,024	32,275	63,417	105,057
Total	$42,152	$47,996	$141,511	$170,595

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2016 and December 31, 2015, were $6,050 and $33,772, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 3).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of September 30, 2016, the loss carry forward amounted to $0. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $12,064, $0, $39,047 and $11,276, respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the administrative services fee earned indirectly totaled $7,225, $9,423, $23,223 and $30,643, respectively.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Service Fee – Class I Units is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Monthly 1/12th of 2% service fee calculated on all Class I Units	$45,027	$58,856	$145,768	$203,854
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(2,449)	(2,821)	(7,707)	(8,559)
Total	$42,578	$56,035	$138,061	$195,295

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J directly paid the Selling Agent sales commission of $24,129, $31,441, $78,094 and $108,454, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J indirectly paid administrator fees totaling $16,230, $23,784, $50,103 and $63,521, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	ADMINISTRATOR (CONTINUED)

Series J also pays administrator fees directly to the Administrators. For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, Series J directly paid the Administrators administrator fees of $1,500, $6,250, $6,583 and $18,750, respectively.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 79.18% and 28.77% of the Net Asset Value of Series J at September 30, 2016 and December 31, 2015, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2016 and the Year-To-Date 2015:

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	September 30, 2016

Investment in Affiliated Investment Funds	$3,222,888	$7,031,133	$(179,946)	$(2,817,940)	$7,256,135

	Net asset value				Net asset value
	December 31, 2014	Purchases	Loss	Redemptions	September 30, 2015

Investment in Affiliated Investment Funds	$4,083,278	$16,492,350	$(632,993)	$(10,880,805)	$9,061,830

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution	Total Investment Level
	September 30, 2016	September 30, 2016
CTA Choice FRT	$1,420,516	$2,836,281
CTA Choice KEY	2,256,596	2,710,954
CTA Choice QNTM	2,236,458	2,686,504
CTA Choice RDOK	1,342,565	2,668,210

Total	$7,256,135	$10,901,949

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

For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015,the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $43,516, $49,991, $140,172 and $173,795, respectively.

For the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $178, $129, $103,437 and $195,505, respectively.

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

No derivative instruments were directly held by Series J as of September 30, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the fair value of their respective investment in Series J and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental data for the Third Quarter 2016, Third Quarter 2015, Year-To-Date 2016 and Year-To-Date 2015. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II
	Three	Nine	Three	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30, 2016		September 30, 2016
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$78.75	$78.87	$93.39	$92.65

Gain (Loss) from operations:
Net realized and change in unrealized loss (1)	(3.37)	(1.33)	(4.00)	(1.59)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.10	0.30	0.12	0.36
Expenses	(1.09)	(3.45)	(0.86)	(2.77)

Total (loss) from operations	(4.36)	(4.48)	(4.74)	(4.00)

Net Asset Value per Unit at end of period	$74.39	$74.39	$88.65	$88.65

Total Return (4)	(5.54)%	(5.68)%	(5.08)%	(4.32)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.21)%	(5.41)%	(3.28)%	(3.51)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.52%	0.52%	0.52%	0.52%
Other expenses(3)	5.73%	5.93%	3.79%	4.02%
Total expenses	5.73%	5.93%	3.79%	4.02%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II
	Three	Nine	Three	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30, 2015		September 30, 2015
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$83.17	$89.33	$96.77	$102.94

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(0.21)	(3.81)	(0.25)	(4.50)
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.09	0.23	0.11	0.27
Expenses	(1.31)	(4.01)	(1.06)	(3.14)

Total gain (loss) from operations	(1.43)	(7.59)	(1.20)	(7.37)

Net Asset Value per Unit at end of period	$81.74	$81.74	$95.57	$95.57

Total Return (4)	(1.72)%	(8.50)%	(1.24)%	(7.16)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.94)%	(5.78)%	(3.98)%	(3.79)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.44%	0.35%	0.44%	0.35%
Other expenses(3)	6.38%	6.13%	4.42%	4.14%
Total expenses	6.38%	6.13%	4.42%	4.14%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income, interest income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.

Note 12.	SUBSEQUENT EVENTS

From October 1, 2016 through November 14, 2016, there were estimated redemptions of $633,000 effective October 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2016 (“Third Quarter 2016”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Winton’s Diversified Program employs a computer-based system to engage in the speculative trading of international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC") instruments, which may include foreign exchange and interest rate forward contracts and swaps. Winton seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (meaning that profits have been achieved with a certain level of risk) and generally low correlation over the long term to other markets such as equities and fixed income.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2016, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of September 30, 2016, $1,923,997 or 21.00% of the Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2016 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Third Quarter 2016 and Year-to-Date 2016

Subscriptions of Limited Units for the Third Quarter 2016 were $0. Redemptions of Limited Units for the Third Quarter 2016 and Year-to-Date 2016 were $422,388 and $1,469,624, respectively.

Third Quarter 2015 and Year-to-Date 2015

Subscriptions of Limited Units for the Third Quarter 2015 and Year-to-Date 2015 were $0. Redemptions of Limited Units for the Third Quarter 2015 and Year-to-Date 2015 were $555,301 and $2,327,383, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2016 and the Third Quarter 2015:

Third Quarter 2016

Third quarter market drivers included traders’ expectations for global central bank activity (particularly divergence as the U.S. Federal Reserve moves closer towards its next rate hike), the health of the global economy and the continued fallout from the Brexit vote.

In the U.S., equity indices hit new highs as market participants believed that the economy would be strong enough to withstand an anticipated year-end quarter-point rate hike from the Federal Reserve. While that optimism was tempered by quarter-end, U.S. indices nevertheless ended September higher. U.S. bond prices took their lead from equity markets and fell (as yields rose) while staying within well-defined ranges. Conversely, in overseas markets where the expectation was for continued accommodative policy, European markets such as the German DAX and UK FTSE rose as did bond prices. Similarly, Asian equity markets including the Topix, Nikkei and Hang Seng also moved higher albeit in Japan, bond prices plunged (and yields soared) when BOJ Governor Kuroda underwhelmed the market with less aggressive stimulus than what was anticipated; by quarter end prices had moved a bit off the intra-quarter low.

In currency markets, the dollar ended the three-month period slightly lower against a basket of currencies as it vacillated basis expectations for Fed action; the Fed kept rates unchanged in September thereby increasing the odds for a December hike. The British pound’s freefall on the “leave” vote in June stabilized during the third quarter as the Bank of England unveiled a strong package of stimulus including the first interest rate cut since 2009. In other markets, the euro ended the quarter slightly higher while the Japanese yen, slightly lower.

In commodity markets, crude oil prices seesawed during the third quarter ultimately ending the period lower. Early on, prices sank under the weight of elevated inventories, rising rig counts, demand concerns and a strong US dollar. Thereafter, prices moved off those lows on signs of falling U.S. inventories and reports that OPEC had agreed to reduce production for the first time in eight years. In precious metals, gold started the quarter on a positive note, rising to a two-year high only to drift lower as the quarter progressed on expectations for higher U.S. interest rates. Conversely, palladium prices ended the quarter sharply higher on stronger Chinese car sales amid potential shortfalls in supply.

In base metals, markets generally ended the period higher with the outlook for Chinese demand, supply, and the overall health of the global economy influencing price. In traditional agricultural markets, grain prices ended the quarter lower on record yields; soybean oil was the exception as diminished palm oil supply stoked strong demand for this substitute vegetable oil. Cocoa prices similarly ended the quarter lower with market back in surplus while coffee and sugar moved higher on Brazilian weather concerns. In meats, prices of both hogs and cattle moved south on weaker demand and ample animal supply.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2016 and the Third Quarter 2015, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2016 and the Third Quarter 2015.

Third Quarter 2016

As of September 30, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	3.20%
Energies	6.38%
Grains	1.94%
Indices	40.36%
Interest Rates	27.07%
Metals	9.29%
Softs	11.76%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2016 were as follows:

Currencies: (-) The Registrant experienced losses in all three months of the quarter. Positions in the euro and Japanese yen were the least successful. Positions in the Australian and New Zealand dollar were profitable.

Interest Rates: (-) The Registrant experienced losses in global interest rates due largely to August losses in the Japanese government bond as prices fell sharply on the Bank of Japan’s post-meeting announcement. In addition, losses accumulated in July in the Eurodollar as prices fell sharply in anticipation of a U.S. Federal Reserve interest rate increase.

Indices: (+) The Registrant experienced relatively equal-sized gains in all three months of the quarter. Overall, single largest gains were seen in the U.S. Russell 2000; trading in Japanese indices was also profitable. The largest index loss was in the German DAX.

Energies: (-) The Registrant experienced losses in the energy complex. Accumulated losses in WTI and Brent crude oil in July were largest as prices fell on abundant global supply; trading in other markets in the complex was also unprofitable.

Metals: (+) The Registrant realized gains in metals. Largest gains were in palladium as prices rallied on expectations of better auto sales; gains were also posted in nickel and zinc. Largest losses were in gold as it vacillated on expectations for central bank activity.

Grains: (-) The Registrant realized losses in grains as prices of oats, rough rice, soybeans and wheat fell during the quarter on abundant supply. Gains were realized in soybean oil as prices rallied on increased demand.

Tropicals: (+) The Registrant realized small profits in tropical markets. The largest gains were in coffee as prices rose on supply concerns. Losses were seen in cocoa, notably in August and sugar.

Meats: (+) The Registrant realized profits in cattle as prices fell throughout the quarter.

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

Results of Operations

Year-To-Date 2016

The Net Asset Value per Unit of Class I as of September 30, 2016 was $74.39, a decrease of $4.48 from the December 31, 2015 Net Asset Value of $78.87.

The Net Asset Value per Unit of Class II as of September 30, 2016 was $88.65, a decrease of $4.00 from the December 31, 2015 Net Asset Value of $92.65.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2016, as well as the allocation of the Registrant’s assets to each Trading Advisor as of September 30, 2016. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2016, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30,
Beginning UNAV	$78.87	Beginning UNAV	$92.65	2016
CTA Choice FRT	2.24	CTA Choice FRT	2.50	24.83%
CTA Choice KEY	0.04	CTA Choice KEY	0.07	24.88%
CTA Choice QNTM	(2.15)	CTA Choice QNTM	(2.34)	24.96%
CTA Choice RDOK	(1.42)	CTA Choice RDOK	(1.34)	25.33%
Net Expenses	(3.19)	Net Expenses	(2.89)
ENDING UNAV	$74.39	ENDING UNAV	$88.65	100.00%

The Registrant’s average net asset level for the Year-To-Date 2016 was approximately $10,300,000, a decrease of approximately $3,916,000 as compared to the Year-To-Date 2015, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I and Class II for the Year-To-Date 2016 was (5.68)% and (4.32)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2016 was approximately $17,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2016 was approximately $180,000.

Dividend income for the Year-To-Date 2016 was approximately $40,000, an increase of approximately $2,000, as compared to the Year-To-Date 2015.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2016 were approximately $64,000, a decrease of approximately $43,000, as compared to the Year-To-Date 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 were approximately $140,000, a decrease of approximately $34,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2016 were approximately $39,000, a decrease of approximately $15,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

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

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2016 was approximately $23,000, a decrease of approximately $8,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Service fees for the Year-To-Date 2016 were approximately $138,000, a decrease of approximately $57,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the Year-To-Date 2016 were approximately $78,000, a decrease of approximately $30,000 as compared to the Year-To-Date 2015, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2016 was approximately $39,000, an increase of approximately $28,000, as compared to the Year-To-Date 2015.

Operating expenses were approximately $154,000 for the Year-To-Date 2016. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of September 30,
Beginning UNAV	$89.33	Beginning UNAV	$102.94	2015
CTA Choice EGLG	1.21	CTA Choice EGLG	1.40	0.00%
CTA Choice ELL	(0.89)	CTA Choice ELL	(1.03)	16.72%
CTA Choice FRT	0.02	CTA Choice FRT	0.02	16.74%
CTA Choice QNTM	(0.67)	CTA Choice QNTM	(0.77)	16.37%
CTA Choice RDOK	(0.63)	CTA Choice RDOK	(0.73)	16.75%
CTA Choice SCT	(0.99)	CTA Choice SCT	(1.14)	16.70%
CTA Choice WTN	(0.21)	CTA Choice WTN	(0.25)	16.72%
Net Expenses	(5.43)	Net Expenses	(4.87)
Ending UNAV	$81.74	Ending UNAV	$95.57	100.00%

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2016.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at September 30, 2016 and December 31, 2015. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2016 and December 31, 2015, the Registrant had total capitalizations of approximately $9 million and $11 million, respectively.

	September 30, 2016		December 31, 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$233,881	2.54%	$139,888	1.25%
Currencies	256,206	2.78%	97,690	0.87%
Commodities	170,619	1.85%	134,365	1.20%
Stock indices	258,378	2.81%	148,825	1.33%

Total	$919,084	9.98%	$520,768	4.65%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Third Quarter 2016 and the Third Quarter 2015 based upon the Registrant’s total average capitalization of approximately $9 million and $12 million, respectively.

	Third Quarter 2016		Third Quarter 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$242,960	2.60%	$407,027	3.27%
Currencies	223,953	2.40%	203,861	1.64%
Commodities	273,060	2.93%	231,118	1.86%
Stock indices	270,151	2.89%	455,409	3.66%

Total	$1,010,124	10.82%	$1,297,415	10.43%

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

Single investor Beneficial Ownership Risk

As of September 30, 2016, the below investor beneficially owned more than fifty percent (50%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	63,663.1487	55.18%

If the investor decides to fully redeem its units, the Managing Owner may decide to close the operations and fully dissolve Registrant.

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

Based on the trading value at risk at September 30, 2016, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2015. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Year-To-Date 2016 as compared with the Year-To-Date 2015.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2016. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of September 30, 2016, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2016.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2016, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: November 14, 2016
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: November 14, 2016
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)