Form 10-K
period 2016-12-31
World Monitor Trust III - Series J
filed 2017-03-31
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of June 30, 2016 is $10,139,003.45.

As of February 1, 2017, there were 141,747.04 Unitholders’ Units outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the Registrant’s financial statements included in its Annual Report for the year ended December 31, 2016 (the “Registrant’s 2016 Annual Report”), which is filed as an exhibit hereto).

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

Effective March 17, 2014, Kenmar Global Investment Management, L.P. changed its name and form of entity to Kenmar Global Investment Management, LLC (the “Asset Allocator”). Asset Allocator refers to either Kenmar Global Investment Management, L.P. or Kenmar Global Investment Management, LLC, depending on the applicable period discussed. The Asset Allocator, an affiliate of the Managing Member, is the Asset Allocator of CTA Choice Fund LLC (“CTA Choice”). Pursuant to the Asset Allocation Agreements between the Managing Member, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of the Registrant. While the Asset Allocator receives no fees for such services from the Registrant, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. The Registrant pays no management or incentive fees to the Asset Allocator.

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

Effective February 1, 2017, KMP Futures Fund I, LLC (“KMPFF”), a Delaware Limited Liability Company contributed all of its assets into the Registrant. Members in KMPFF received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in KMPFF to receive a direct ownership interest in Series J under a new class of units Class III.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice. CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Clarity, an affiliate of the Managing Owner, is the managing member of CTA Choice. From January 1, 2015 to April 30, 2015, the Registrant allocated approximately one quarter of its Allocated Assets to each of the following CTA Funds:

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

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, has been retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services. Effective February 1, 2016, Gemini Hedge Fund Services LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company located at 80 Arkay Drive, Hauppauge, NY 11788, was appointed by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month (See Note 4 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto).

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

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT	2.00%	20.00%
CTA Choice KEY***	1.00%	20.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL**	0.00%	30.00%
CTA Choice SAXN*	0.00%	25.00%
CTA Choice SCT */**/****	0.75%	20.00%
CTA Choice WTN*/**	1.50%	20.00%

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2016, is set forth under Items 6, 7, and 8 herein.

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

Risks Related to Futures Trading

The Registrant may indirectly invest in forward contracts, futures contracts (including financial futures), swaps or other futures on both U.S. and foreign markets. Trading in such interests is a highly specialized investment activity entailing greater than ordinary investment risk.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
CTA Choice FRT: Fort Global Diversified Program	50%
CTA Choice KEY: Key Trends Program	10%
CTA Choice QNTM: Quantmetrics QM Multi Strategy Program	50%
CTA Choice RDOK: Red Oak Fundamental Trading Program	15%

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

A portion of the Trust’s assets may indirectly be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
CTA Choice FRT: Fort Global Diversified Program	0%
CTA Choice KEY: Key Trends Program	<10%
CTA Choice QNTM: Quantmetrics QM Multi Strategy Program	0%
CTA Choice RDOK: Red Oak Fundamental Trading Program	0%

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

Such OTC trading may expose the Registrant to credit risk with regard to parties with which it trades and the risk of settlement default. Unlike exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries, the participants in OTC transaction are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This exposes the Registrant to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Registrant to suffer a loss. In addition, in the case of a default of a counterparty, the Registrant could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Registrant has concentrated its transactions with a single or small group of counterparties. The Registrant may not have an internal credit function that evaluates the creditworthiness of their counterparties. The ability of the Registrant to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Registrant.

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

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of the Trust allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor may not manage the assets on terms as favorable to the Trust as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement Trading Advisor may not be available. There is severe competition for the services of qualified Trading Advisors, and the Managing Owner may not be able to retain replacement or additional Trading Advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

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

If the Registrant has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Registrant. The Managing Owner presently does not intend to make any distributions from the Registrant. Accordingly, it is possible that U.S. federal income taxes on your allocable share of the Registrant’s profits may exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Registrant may have capital losses from trading activities that cannot be deducted against the Registrant’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Registrant generates a net loss.

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

The Registrant does not own or lease any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Owner, located at 680 Fifth Avenue, Suite 1901, New York, New York 10019.

Certain administrative services are provided by Gemini Hedge Fund Services, LLC, the Registrant’s administrator, which is located at 80 Arkay Drive, Hauppauge, NY 11788. In addition, the Administrator maintains certain books and records of the Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None

[Remainder of page left blank intentionally.]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from Note 1 of the Registrant’s 2016 Annual Report to this section, which is filed as an exhibit hereto.

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

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2016.

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

The Managing Owner redeemed all of its Units in the Registrant. As of February 1, 2017, there were 674 holders of record owning 141,747.0390 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2013 through December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant for the years ended December 31, 2012 to December 31, 2016. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 55 through 77 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Total revenues (including interest)	$(41,059)	$(805,423)	$(2,100,266)	$(5,510,870)	$(8,226,319)
Net (loss)	$(617,026)	$(1,622,869)	$(3,411,290)	$(8,917,010)	$(13,597,228)
Net (loss) per weighted average Unit - Class I	$(4.93)	$(10.37)	$(12.94)	$(11.94)	$(12.75)
Net (loss) per weighted average Unit - Class II	$(3.63)	$(9.88)	$(15.47)	$(11.26)	$(11.43)
Total assets	$8,727,414	$11,358,232	$16,017,709	$56,513,743	$101,866,319
Net Asset Value per Unit - Class I	$74.05	$78.87	$89.33	$93.80	$104.44
Net Asset Value per Unit - Class II	$88.67	$92.65	$102.94	$106.03	$115.74

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Owner has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

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

The investment in Affiliated Investment Funds is reported at fair value in the Registrant’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the funds. Generally, the fair value of the Registrant’s investment in Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2016, $1,724,151 or 20.46 % were classified as Level 1 and a majority of the remainder of Net Asset Value was invested in Affiliated Investment Fund. Of the Registrant’s investments at December 31, 2015, $3,016,930 or 100% were classified as Level 1. There were no Level 2 investments at December 31, 2016 or 2015. There were no Level 3 investments at December 31, 2016 or 2015, nor any portion of the interim periods

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services LLC as transfer agent for Doubleline funds, at December 31, 2016 and 2015. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-07 did not have a material impact on the Company’s financial statements.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2016 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Year Ended December 31, 2016

Subscriptions of Limited Units for the year ended December 31, 2016 were $0. Redemptions of Limited Units for the year ended December 31, 2016 were $2,161,644.

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto, for further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, 2016

U.S. equity indices began the year on a weak note, as prices tumbled to multi-month lows as skepticism over the strength of the global economy intensified. Thereafter, apart from brief - yet notable - pull-backs on the June Brexit vote and the November U.S. election, the trend was firmly higher. Upon reflection, the Trump victory proved to be a positive for the markets as investors focused on the promise of massive tax cuts and infrastructure spending. This enthusiasm, combined with a U.S. Federal Reserve rate hike, propelled U.S. indices to all-time highs in December. In western-European markets, the UK FTSE also ended the year at record highs as the post-Brexit decline in the British pound benefited exporters and commodity producers. Japanese equity markets also ended the year on a positive note as there as well, a sharp decline in the value of the currency during the 4th quarter boosted profit expectations for the indices constituents.

In currencies, the U.S. dollar spent much of the year drifting lower as deferred expectations for a U.S. Federal Reserve rate hike weighed on the greenback. That changed as better-than expected economic data, a Trump victory and hawkish Federal Reserve comments (which culminated in a December Fed interest rate hike) brightened the outlook for the greenback leaving the currency near 12-year highs at year-end. In other markets, Brexit uncertainty weighed on the British pound driving the currency to a three-decade low in October. The euro also ended the year lower on expectations for continued accommodative policy from the ECB. The safe-haven Japanese yen trended higher during the 1st half of the year only to give-up those gains as rising rates in the U.S. underscored the divergence between the two countries.

The primary drivers of global bond markets in 2016 were expectations for, and actions of, global central banks, Brexit, and the election of President Trump and his pro-growth economic agenda. In the U.S. market, the largest moves were seen in the beginning and end of year. In the first case, prices rallied sharply in January as expectations receded for Federal Reserve rate increases while in the second, prices fell sharply in November and into the last month of the year as the Federal Reserve raised rates eying the newly-elected President Trump’s promise of large fiscal stimulus. Conversely, In Europe, the bias was for lower rates on expectations of continued accommodate policy which left bond prices there generally higher at year end. In Japan, prices of the long-term government bond rallied through the 1st half of the year up until the third quarter when prices plunged as BOJ Governor Kuroda underwhelmed the market with less aggressive stimulus than what was anticipated; prices continued to drift lower thereafter.

As measured by the Bloomberg Commodity Index, commodities had their first positive year-end close since 2009. In part the enthusiasm was in anticipation of promised infrastructure spending by the new Trump administration. Witness copper and zinc, where prices jumped sharply in the 4th quarter rallying to a 17-month and nine-year high, respectively in November. Precious metals fared less well as gold slumped during the 4th quarter as Trump’s election spurred reflation hopes reducing the appeal of the yellow metal; gold nevertheless ended the year higher. In energy markets, crude oil broke out of its doldrums, capping its largest annual gain since 2009 as OPEC agreed to its first production cut in eight years to address record global inventories. Natural gas prices posted their largest annual gain since 2005 propelled by cold weather in the U.S.; this was a spectacular turnaround from early in the year when prices tumbled to the lowest levels since the 1990s. In grains, corn and wheat ended the year lower on sufficient global supplies while soybeans ended the year on a positive note. In tropical markets, cocoa prices fell to multi-year lows on sizable crops while Robusta coffee and sugar ended the year higher on supply worries.

Year Ended December 31, 2015

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

Year Ended December 31, 2016

As of December 31, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	26.46%
Energies	4.52%
Grains	2.86%
Indices	9.01%
Interest Rates	39.73%
Metals	17.42%

TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the year ended December 31, 2016 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as profits realized on the 4th quarter on the U.S. dollar rally were sufficient to erase the previous quarters’ losses.

.

Energies: (+) The Registrant experienced profits largely due to the 2nd quarter price rally in crude and its products.

Grains: (-) The Registrant experienced losses in grain markets largely due to losses in the 3rd quarter. Overall, largest individual market losses were seen in rough rice, oats and wheat. Trading in the bean complex was profitable.

Indices: (-) The Registrant experienced losses in the 1st half of the year and gained in the 2nd half. Largest individual market losses were posted in the UK FTSE and S&P500. Trading in other European markets was generally profitable.

Interest Rates: (+) The Registrant experienced gains in global interest rates largely due to positions during the 1st and 2nd quarters as global bond prices generally moved higher. The year’s largest gains were seen in German rates and the JGB.

Meats: (+) The Registrant experienced gains in meats.

Metals: (+) Registrant experienced gains in both precious and industrial metals. Profits were largest in gold during the first half as prices rallied on initial expectations that the Fed would refrain from raising interest rates. In industrial metals gains were largest in zinc.

Softs: (-) The Registrant experienced profits in tropicals as cocoa prices fell during the latter part of the year.

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

Results of Operations

Year Ended December 31, 2016

The Net Asset Value per Unit of Class I as of December 31, 2016 was $74.05, a decrease of $4.82 from the December 31, 2015 Net Asset Value of $78.87.

The Net Asset Value per Unit of Class II as of December 31, 2016 was $88.67, a decrease of $3.98 from the December 31, 2015 Net Asset Value of $92.65.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2016, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2016. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2016, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2016
Beginning UNAV	$78.87	Beginning UNAV	$92.65
CTA Choice FRT	0.74	CTA Choice FRT	0.87	21.80%
CTA Choice KEY	(0.27)	CTA Choice KEY	(0.23)	24.15%
CTA Choice QNTM	(2.16)	CTA Choice QNTM	(2.35)	25.09%
CTA Choice RDOK	0.97	CTA Choice RDOK	1.32	28.96%
Net Expenses	(4.10)	Net Expenses	(3.59)
ENDING UNAV	$74.05	ENDING UNAV	$88.67	100.00%

The Registrant’s average net asset level for the year ended December 31, 2016 was approximately $9,740,000, a decrease of approximately $3,840,000 as compared to the year ended December 31, 2015, primarily due to the effect of investor redemptions and negative trading performance during the year.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2016 was (6.10)% and (4.30)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2016 was approximately $6,300.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the year ended December 31, 2016 was approximately $98,000.

Dividend income for the year ended December 31, 2016 was approximately $51,000, a decrease of approximately $7,000, as compared to the year ended December 31, 2015. For a further discussion of these investments, see Note 2 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016, were approximately $73,000, a decrease of approximately $60,000 as compared to the year ended December 31, 2015.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016 were approximately $179,000, a decrease of approximately $42,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the year ended December 31, 2016 were approximately $50,000, a decrease of approximately $19,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the average net asset level discussed above.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016, were approximately $103,000.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2016 was approximately $30,000, a decrease of approximately $9,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Service fees for the year ended December 31, 2016 were approximately $177,000, a decrease of approximately $71,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the average net asset level discussed above.

Sales commissions for the year ended December 31, 2016 were approximately $100,000, a decrease of approximately $38,000 as compared to the year ended December 31, 2015, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2016 was approximately $41,500, a increase of approximately $29,000 as compared to the year ended December 31, 2015. For a further discussion of this fee, see Note 4 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Operating expenses were approximately $208,300 for the year ended December 31, 2016. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were approximately $0 for the year ended December 31, 2016.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2015
Beginning UNAV	$89.33	Beginning UNAV	$102.94
EGLG	$0.10	EGLG	$0.12	0.00%
ELL	$(0.24)	ELL	$(0.28)	16.70%
FRT	$(0.55)	FRT	$(0.64)	16.82%
QNTM	$(0.94)	QNTM	$(1.09)	16.15%
RDOK	$(1.88)	RDOK	$(2.16)	15.60%
SCT	$(1.00)	SCT	$(1.15)	17.73%
WTN	$(0.26)	WTN	$(0.30)	17.00%
Net Expenses	$(5.69)	Net Expenses	$(4.79)
Ending UNAV	$78.87	Ending UNAV	$92.65	100.00%

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

Dividend income for the year ended December 31, 2015 was approximately $58,000, a decrease of approximately $107,000, as compared to the year ended December 31, 2014. For a further discussion of these investments, see Note 7 of the Registrant’s 2015 Annual Report.

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

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 was approximately $39,000, a decrease of approximately $20,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report.

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

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2015 was approximately $12,000, a decrease of approximately $95,000 as compared to the year ended December 31, 2014. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of December 31, 2014
Beginning UNAV	$93.80	Beginning UNAV	$106.03
EGLG	$(0.62)	EGLG	$(0.70)	17.03%
ELL	$(0.03)	ELL	$(0.03)	17.35%
FRT	$1.63	FRT	$1.84	17.75%
GLAGS	$(1.01)	GLAGS	$(1.14)	13.08%
RDOK	$1.66	RDOK	$1.87	18.27%
SAXN	$(0.85)	SAXN	$(0.96)	16.52%
Net Expenses	$(5.25)	Net Expenses	$(3.97)
Ending UNAV	$89.33	Ending UNAV	$102.94	100.00%

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2016.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits” (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at December 31, 2016 and 2015. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2016 and 2015, the Registrant had total capitalizations of approximately $8 million and $11 million, respectively.

	December 31, 2016		December 31, 2015
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$146,203	1.74%	$139,888	1.25%
Currencies	272,546	3.24%	97,690	0.87%
Commodities	213,901	2.55%	134,365	1.20%
Stock indices	292,694	3.48%	148,825	1.33%
Total	$925,344	11.01%	$520,768	4.65%

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

Based on the trading value at risk during the year ended December 31, 2016, the Registrant experienced a net increase of 6.36% in its value at risk of 11.01%, relative to capitalization levels, as compared with the trading value at risk of 4.65% at December 31, 2015. The increase occurred in all sectors. The value at risk in currencies sector increased the most, followed by an increase in the stock indices.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2016, the Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 53 through 76 of the Registrant’s 2016 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016:

Total revenues (losses) (including interest)	$(101,752)	$398,218	$(419,285)	$81,760

Total revenues (losses) (including interest) less commissions	$(101,752)	$398,218	$(419,285)	$81,760

Net income (loss)	$(271,689)	$253,823	$(552,864)	$(46,296)

Net income (loss) per weighted average Unit – Class I	$(1.98)	$1.89	$(4.44)	$(6.43)

Net income (loss) per weighted average Unit – Class II	$(1.74)	$2.63	$(4.74)	$(0.01)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015:

Total revenues (losses) (including interest)	$957,008	$(1,508,748)	$(18,575)	$(235,108)

Total revenues (losses) (including interest) less commissions	$957,008	$(1,508,748)	$(18,575)	$(235,108)

Net income (loss)	$735,956	$(1,733,329)	$(212,987)	$(412,509)

Net income (loss) per weighted average Unit – Class I	$4.26	$(10.56)	$(1.43)	$(2.88)

Net income (loss) per weighted average Unit – Class II	$5.38	$(11.54)	$(1.20)	$(2.92)

Net income (loss) per weighted average Unit as disclosed above for each applicable quarter is calculated as the weighted average number of Units per Class outstanding at quarter end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during the quarter, divided by net income (loss) during the quarter for the applicable Class.

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Registrant has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2016. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of December 31, 2016, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management, including the Managing Owner’s President and Director of Fund Administration, the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control - Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued in 1992 by COSO, the Managing Owner concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2016.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2016 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2016 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Atinder S. Jaggi has been the Director of Fund Administration since November 2015. Mr. Jaggi joined the Managing Member in 2008. Mr. Jaggi is responsible for the development and execution of the administration group support responsibilities including managing relationships with services providers and has oversight of staff performing fund accounting, audit, tax and regulatory filing functions. He is also responsible in conjunction with outside counsel to draft, review and finalize/update offering documents, trading advisor agreements and various other related operating agreements to onboard managed accounts. Mr. Jaggi received a B.S. in Commerce from Delhi University, India in 2003, M.S. in Commerce from Annamalai University, India in 2005 and a MBA in Finance from University of Bridgeport, CT in 2008.

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

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its President and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), accounting managers and persons performing similar functions. A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Owner of the Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Atinder Jaggi is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as the Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “ audit committee financial expert ” for the Registrant.

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

As of February 1, 2017, Kenmar Preferred owns 0 Managing Owner Units.

As of February 1, 2017, the following investor beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Raymond M. Craig III Revocable Living Trust UAD 4/24/09	42,986.7181	46.82%

As of February 1, 2017, the following investors beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Pamela Hamlin Jefferies	2,447.9725	40.67%
J Timothy Camp (IRA)	632.3866	10.51%
Angelo Pignataro	439.5365	7.30%
Daniel Andriano	406.9930	6.76%
The Marianne Habershaw Trust	330.0000	5.48%

As of February 1, 2017, there we no investors who beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class III issued by the Registrant.

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

The Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, administrative, and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2016, 2015 and 2014, the Registrant reimbursed the Managing Owner $80,493, $136,564 and $141,527 respectively, for all related party services provided by the Managing Owner’s personnel on behalf of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s principal accountant since October 15, 2007 has been EisnerAmper LLP (“EisnerAmper”).

On March 25, 2016, the Managing Owner of the Registrant, dismissed EisnerAmper as the registered public accounting firm for the Registrant. The report of EisnerAmper on the Registrant’s financial statements as of and for the fiscal years ended December 31, 2015 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles.

On May 4, 2016, the Managing Owner, on behalf of the Registrant, approved the engagement of Arthur F. Bell, Jr. & Associates, L.L.C. (“Arthur Bell”) as the registered public accounting firm for the Registrant. We have been advised by Arthur Bell that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

.

(a) Audit Fees

Fees for audit services performed by Arthur Bell and EisnerAmper totaled approximately $66,000 and $80,000 for 2016 and 2015, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by Arthur Bell and EisnerAmper totaled $0 and $0 for 2016 and 2015, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $7,000 and $7,000 for 2016 and 2015, respectively.

(d) All Other Fees

The other fees billed to the Registrant by Arthur Bell and EisnerAmper for 2016 and 2015 totaled $0.

Because the Registrant has no audit committee, the Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee of the Managing Owner. The Internal Controls and Disclosure Committee has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Registrant. Consequently, all audit and permitted non-audit services provided by Arthur Bell are approved by the Internal Controls and Disclosure Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2016 Annual Report which is filed as an exhibit hereto

		Affirmation of the Commodity Pool Operator	55

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr & Associates, L.L.C.	56

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP	57

		Financial Statements:

		Statements of Financial Condition – December 31, 2016 and 2015	58

		Condensed Schedules of Investments – December 31, 2016 and 2015	59

		Statements of Operations – For the years ended December 31, 2016, 2015 and 2014	60

		Statements of Changes in Unitholders’ Capital For the years ended December 31, 2016, 2015 and 2014	61

		Notes to Financial Statements	62-76

	2.	Financial Statements Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

Exhibit
Number	Description of Document

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27, 2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011 (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 5, 2013)

99.7	Notice to Unitholders regarding certain changes to the ownership and structure of the Managing Owner of the registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 28, 2014)

99.8	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 4, 2014)

99.9	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 29, 2014)

99.10	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2015)

99.11	Notice to Unitholders regarding the change in service provider (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.12	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.13	Notice to Unitholders regarding the change in the registered public accounting firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 11, 2016)

99.14	Notice to Unitholders regarding departure of Directors or certain Officers; Election of Directors; appointment of certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 13, 2016)

99.15	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on February 6, 2017)

99.16	Notice to Unitholders regarding the change in service provide (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 6, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

ANNUAL REPORT

December 31, 2016

WORLD MONITOR TRUST III – SERIES J

WORLD MONITOR TRUST III SERIES J

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2016 is accurate and complete.

Atinder Jaggi, Director of Fund Administration of the Managing Owner,

Kenmar Preferred Investments, LLC

WORLD MONITOR TRUST III SERIES J

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders’ of

World Monitor Trust III – Series J

We have audited the accompanying financial statements of World Monitor Trust III – Series J (the Trust), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of operations and changes in unitholders’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III – Series J as of December 31, 2016, and the results of its operations and the changes in its net asset value for the year then ended in conformity with U.S. generally accepted accounting principles.

Hunt Valley, Maryland

March 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of

World Monitor Trust III - Series J

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of World Monitor Trust III - Series J (the "Series J") as of December 31, 2015, and the related statements of operations and changes in unitholders' capital for each of the years in the two-year period ended December 31, 2015. The financial statements are the responsibility of Series J's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Monitor Trust III - Series J at December 31, 2015, and the results of its operations for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 23, 2016

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF FINANCIAL CONDITION

December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents (see Note 2)	$6,727	$87,832
Investment in securities, at fair value (cost $1,742,339 and $3,055,928 at December 31, 2016 and 2015, respectively)	1,724,151	3,016,930
Investment in Affiliated Investment Funds, at fair value	6,581,469	3,222,888
Receivable from Affiliated Investment Funds	415,067	5,030,582
Total assets	$8,727,414	$11,358,232

LIABILITIES
Accrued expenses payable	$77,088	$109,348
Payable to Affiliated Investment Funds	165,209	0
Service fees payable (see Note 5)	12,526	18,601
Redemptions payable	47,158	26,179
Total liabilities	301,981	154,128

UNITHOLDERS' CAPITAL (Net Asset Value)
Class I Units:
Unitholders' Units - 106,116.029 and 132,228.873 Units outstanding at December 31, 2016 and 2015 respectively	7,858,343	10,428,454
Class II Units:
Unitholders' Units - 6,395.489 and 8,371.835 Units outstanding at December 31, 2016 and 2015, respectively	567,090	775,650
Total Unitholders' capital (Net Asset Value)	8,425,433	11,204,104
Total liabilities and Unitholders' capital	$8,727,414	$11,358,232

NET ASSET VALUE PER UNIT
Class I	$74.05	$78.87
Class II	$88.67	$92.65

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2016 and 2015

	2016		2015

	Fair Value as a % of Unitholders' Capital	Fair Value	Fair Value as a % of Unitholders' Capital	Fair Value
Investment in securities:
Publicly-traded mutual funds:
Doubleline Low Duration Bond Fund Class I (shares 172, 242.897 and 301,994.965 at December 31, 2016 and 2015, respectively)	20.46%	1,724,151	26.93%	3,016,930

Total investment in securities (cost $1,742,339 and $3,055,928 at December 31, 2016 and 2015 respectively)	20.46%	$1,724,151	26.93%	$3,016,930

Investment in Affiliated Investment Funds:
CTA Choice FRT	15.57%	1,312,138	9.64%	1,080,343
CTA Choice KEY	24.43%	2,058,275	0.00%	0
CTA Choice QNTM	24.91%	2,098,905	9.82%	1,099,543
CTA Choice RDOK	13.20%	1,112,151	9.31%	1,043,002
Total investment in Affiliated Investment Funds	78.11%	$6,581,469	28.77%	$3,222,888

Proportional Share of Investments of Affiliated Investment Funds:

	December 31, 2016
Description	Fair Value as a % of Members' Capital	Fair Value
Proportional Share of Investments in Doubleline
Low Duration Bond Fund Class I (cost $2,154,637 and shares 214,363.031 at December 31, 2016)	25.46%	$2,145,174

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
INVESTMENT INCOME
Interest income	$0	$14	$915
Dividend income	51,029	57,580	165,426
Total investment income	51,029	57,594	166,341
EXPENSES
Management fees to Managing Owner	49,867	68,962	116,999
Managing Owner interest earned on Certain Investment Funds (see Note 4)	41,312	12,381	106,501
Service fees - Class I Units (see Note 5)	176,769	247,636	415,586
Sales commission	99,734	137,854	236,991
Offering costs	0	0	59,072
Operating expenses	208,286	350,613	375,875
Total expenses	575,968	817,446	1,311,024
Net investment (loss)	(524,939)	(759,852)	(1,144,683)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) on investment in securities	(14,543)	(64,120)	(133,338)
Net change in unrealized appreciation on investment in securities	20,811	70,795	168,371
Net gain from investment in securities	6,268	6,675	35,033

Total (loss) from Investments in Affiliated Funds	(98,356)	(869,692)	(2,301,640)
Total (loss) on Investment	(92,088)	(863,017)	(2,266,607)

NET (LOSS)	$(617,027)	$(1,622,869)	$(3,411,290)

NET INCOME LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(4.93)	$(10.37)	$(12.94)
Class II	$(3.63)	$(9.88)	$(15.47)
Weighted average number of Units outstanding
Class I	119,862.374	148,445.168	242,375.918
Class II	7,083.891	8,495.835	17,777.410

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Years Ended December 31, 2016, 2015 and 2014

	Class I		Class II
	Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Unitholders' capital at December 31, 2013	489,671.166	45,929,534	43,291.800	4,590,324	532,962.966	50,519,858
Redemptions	(325,034.998)	(28,085,771)	(34,187.932)	(3,378,203)	(359,222.930)	(31,463,974)
Net (loss)		(3,136,286)		(275,004)		(3,411,290)
Unitholders' capital at December 31, 2014	164,636.168	14,707,477	9,103.868	937,117	173,740.036	15,644,594
Redemptions	(32,407.295)	(2,740,091)	(732.033)	(77,530)	(33,139.328)	(2,817,621)
Net (loss)		(1,538,932)		(83,937)		(1,622,869)
Unitholders' capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	140,600.708	$11,204,104
Redemptions	(26,112.844)	(1,978,818)	(1,976.346)	(182,826)	(28,089.190)	(2,161,644)
Net (loss)		(591,293)		(25,734)		(617,027)
Unitholders' capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	112,511.518	$8,425,433

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of the Company. While the Asset Allocator receives no fees for such services from Series J, the Asset Allocator is paid management and incentive fees directly from the interest holders pursuant to each interest holder’s Asset Allocation Agreement. Series J pays no management or incentive fees to the Asset Allocator.

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of December 31, 2016, Series J allocates approximately one-fourth of its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

Series J offered units (the “Units”) in two classes (each, a “Class”) – Class I and Class II.

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II Units were being offered (totaling $375,000,000) (“Subscription Maximum”). Units were being offered to investors who met certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

Effective November 30, 2008, the Board of Directors of the Managing Owner of Series J determined that the Units would no longer be publicly offered and would only be available on a private placement basis to “accredited investors” pursuant to Regulation D under the Securities Act of 1933.

For new subscribers, the minimum initial investment was $25,000 ($10,000 for benefit plan investors (including IRAs)). The minimum additional subscription amount for current investors is $5,000.

Series J completed its initial offering on December 1, 2005 with gross proceeds of $31,024,443.

Subscriptions were no longer accepted effective December 2013.

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

Certain amounts in the financial statements for the years ended December 31, 2015 and 2014 were reclassified to conform with the presentation of the financial statements for the year ended December 31, 2016. The reclassification did not have any material impact on the financial statements.

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

Series J has elected not to provide a statement of cash flows since substantially all of Series J’s investments are carried at fair value and classified as Level 1 measurements in the fair value hierarchy table or fair value was determined using the practical expedient method. Series J has little or no debt and a condensed statement of changes in Unitholders’ capital (Net Asset Value) is provided.

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

There are no Level 3 investments on December 31, 2016 or 2015, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. Series J’s investments in affiliated investment funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds are excluded from the fair value hierarchy below.

	Level 1	Level 2	Level 3	Total
December 31, 2016

Assets:
Investment in securities, at fair value	$1,724,151	$0	$0	$1,724,151

	Level 1	Level 2	Level 3	Total
December 31, 2015

Assets:
Investment in securities, at fair value	$3,016,930	$0	$0	$3,016,930

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense. The 2013 through 2016 tax years generally remain subject to examination by U.S. Federal and most tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2016, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2016, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2016 and 2015, Series J’s did not incur any offering cost.

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Interest and Dividends

Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

G.	Investment in Affiliated Investment Funds

The investment in Affiliated Investment Funds is reported at fair value in Series J’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Affiliated Investment Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Affiliated Investment Funds represents the amount that Series J could reasonably expect to receive from the Affiliated Investment Funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable.

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of December 31, 2016 and December 31, 2015, were $9,780 and $33,772, respectively.

	2016	2015	2014
Management fees to Managing Owner	$49,867	$68,962	$116,999
Managing Owner interest earned on Certain Investment Funds	41,312	12,381	106,501
Operating expenses	80,893	136,564	141,527
Total	$172,072	$217,907	$365,027

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month (See Note 3).

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for Doubleline Funds, at December 31, 2016 and 2015. The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2016, 2015 and 2014, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $41,312, $12,381, and $106,501, respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2016, 2015 and 2014, the administrative services fee earned indirectly totaled $29,628, $59,293 and $191,420, respectively.

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

For the years ended December 31, 2016, 2015 and 2014, the Service Fee – Class I Units is composed of the following:

	2016	2015	2014
Monthly 1/12th of 2% service fee calculated on all Class I Units	$186,188	$258,694	$437,028
Initial up-front 2% sales commissions	0	0	0
Series J's recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(9,419)	(11,058)	(21,442)
Total	$176,769	$247,636	$415,586

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the years ended December 31, 2016, 2015 and 2014, Series J directly paid the Selling Agent sales commission of $99,734, $137,854, and $236,991, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2016, 2015 and 2014, Series J indirectly paid administrator fees totaling $68,797, $90,811 and $65,713, respectively.

Series J also pays administrator fees directly to the Administrators. For the years ended December 31, 2016, 2015 and 2014, Series J directly paid the Administrators administrator fees of $8,756, $25,000 and $29,479, respectively

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 78.11% and 28.77% of the Net Asset Value of Series J at December 31, 2016 and 2015, respectively. The investment in Affiliated Investment Funds is reported in Series J’s statements of financial condition at fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the years ended December 31, 2016 and 2015

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	December 31, 2016
Investment in Affiliated Investment Funds	$3,222,888	$7,306,922	$(98,356)	$(3,849,985)	$6,581,469

	Net asset value				Net asset value
	December 31, 2014	Purchases	Loss	Redemptions	December 31, 2015
Investment in Affiliated Investment Funds	$4,083,278	$16,641,534	$(869,692)	$(16,632,232)	$3,222,888

WORLD MONITOR TRUST III – SERIES J

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution December 31, 2016	Total Investment Level December 31, 2016
CTA Choice FRT	1,312,138	2,240,202
CTA Choice KEY	2,058,275	2,473,119
CTA Choice QNTM	2,098,905	2,525,215
CTA Choice RDOK	1,112,151	2,830,974
Total	$6,581,469	$10,069,510

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT	2.00%	20.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice QNTM	1.00%	25.00%
CTA Choice RDOK	2.00%	20.00%
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL***	0.00%	30.00%
CTA Choice GLAGS*	2.00%	20.00%
CTA Choice SAXN*	0.00%	25.00%
CTA Choice SCT***/****	0.75%	20.00%
CTA Choice WTN***	1.50%	20.00%

* Series J fully redeemed from CTA Choice GLAGS and CTA Choice SAXN as of December 31, 2014.

**Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.

*** Series J fully redeemed from CTA Choice ELL, CTA Choice SCT and CTA Choice WTN as of December 31, 2015.

**** Series J invested in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the years ended December 31, 2016, 2015 and 2014, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $178,662, $220,796, and $290,792, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $103,090, $195,512, and $256,149, respectively.

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

No derivative instruments were directly held by Series J as of December 31, 2016 and December 31, 2015. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements:

	Class I			Class II
	2016	2015	2014	2016	2015	2014
Per Unit Performance
(for a Unit outstanding throughout the entire year)
Net Asset Value per Unit at beginning of year	$78.87	$89.33	$93.80	$92.65	$102.94	$106.03
(Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(0.62)	(5.55)	0.02	(0.77)	(6.58)	0.11
Interest income (1)	0.00	0.00	0.00	0.00	0.00	0.00
Dividend income (1)	0.40	0.36	0.63	0.47	0.43	0.71
Expenses (1), (3)	(4.60)	(5.27)	(5.12)	(3.68)	(4.14)	(3.91)
Total (loss) from operations	(4.82)	(10.46)	(4.47)	(3.98)	(10.29)	(3.09)
Net Asset Value per Unit at end of year	$74.05	$78.87	$89.33	$88.67	$92.65	$102.94

Total Return (3)	-6.10%	(11.71)%	(4.77)%	(4.30)%	(10.00)%	(2.91)%

Supplemental data
Ratios to average Net Asset Values:
Net investment (loss) (2),(3)	(5.22)%	(5.72)%	(5.11)%	(3.41)%	(3.73)%	(3.19)%
Interest income	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Dividend income	0.50%	0.42%	0.72%	0.50%	0.43%	0.71%
Other expenses(3)	5.72%	6.14%	5.83%	3.90%	4.16%	3.90%

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

From January 1, 2017 through March 30, 2017, there were estimated redemptions of $1,065,000.

Effective February 1, 2017, KMP Futures Fund I, LLC (“KMPFF”), a Delaware Limited Liability Company contributed all of its assets into Series J, for which FRT, KEY and CTA Choice ISAT (“ISAT”), pursuant to its Singularity Managed Futures Program, will serve as trading advisors.

Members in KMPFF received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in KMPFF to receive a direct ownership interest in Series J under a new class of units Class III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2017.

world monitor trust iii – series j

By:	Kenmar Preferred Investments, LLC
Managing Owner

	By:	/s/ Atinder Jaggi	Date: March 31, 2017
Atinder Jaggi
Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2016.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC
Managing Owner

	By:	/s/ Jim Parrish	Date: March 31, 2017
Jim Parrish
President
(Principal Executive Officer)

	By:	/s/ Atinder Jaggi	Date: March 31, 2017
Atinder Jaggi
Director of Fund Administration
(Principal Financial/Accounting Officer)