Form 10-Q
period 2017-03-31
World Monitor Trust III - Series J
filed 2017-05-15
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III - SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

212-596-3480
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
MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents (see Note 2)	$1,985,837	$6,727
Due from Related Party (see Note 1)	917,438	0
Receivable from Managing Owner	4,756	0
Investment in securities, at fair value (cost $1,448,059 and $1,742,339 at March 31, 2017 and December 31, 2016, respectively)	1,437,435	1,724,151
Investment in Affiliated Investment Funds, at fair value (see Note 7)	8,303,731	6,581,469
Receivable from Affiliated Investment Funds	0	415,067
Total assets	$12,649,197	$8,727,414

LIABILITIES
Accrued expenses payable	$80,141	$77,088
Interest payable to Managing Owner	6,566	0
Service fees payable (see Note 5)	83,107	12,526
Due to Affiliated Investment Funds	649,545	165,209
Redemptions payable	715,365	47,158
Total liabilities	1,534,724	301,981

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 88,607.821 and 106,116.029 Units outstanding at March 31, 2017 and December 31, 2016, respectively	6,558,093	7,858,343
Class II Units:
Unitholders’ Units - 5,853.276 and 6,395.489 Units outstanding at March 31, 2017 and December 31, 2016, respectively	521,200	567,090
Class III Units:
Unitholders’ Units - 39,507.794 and 0 Units outstanding at March 31, 2017 and December 31, 2016, respectively	4,035,180	0
Total Unitholders’ capital (Net Asset Value)	11,114,473	8,425,433
Total liabilities and Unitholders’ capital	$12,649,197	$8,727,414

NET ASSET VALUE PER UNIT
Class I	$74.01	$74.05
Class II	$89.04	$88.67
Class III	$102.14	$0.00

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2017 (Unaudited) and December 31, 2016

	March 31. 2017		December 31, 2016

	Fair Value as a		Fair Value as a
	% of		% of
	Unitholders’		Unitholders’
	Capital	Fair Value	Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund Class I (shares 143,170.805 and 172,242.897 at March 31, 2017 and December 31, 2016, respectively)	12.93%	1,437,435	20.46%	1,724,151
Total investment in securities (cost $1,448,059 and $1,742,339 at March 31, 2017 and December 31, 2016, respectively)	12.93%	$1,437,435	20.46%	$1,724,151

Investment in Affiliated Investment Funds:
CTA Choice FRT	25.15%	2,795,070	15.57%	1,312,138
CTA Choice KEY	42.46%	4,719,363	24.43%	2,058,275
CTA Choice ISAT	7.10%	789,298	0.00%	0
CTA Choice QNTM	0.00%	0	24.91%	2,098,905
CTA Choice RDOK	0.00%	0	13.20%	1,112,151
Total investment in Affiliated Investment Funds	74.71%	$8,303,731	78.11%	$6,581,469

Proportional Share of Investments of Affiliated Investment Funds:	March 31, 2017		December 31, 2016
	Fair Value		Fair Value
	as a % of		as a % of
	Unitholders’		Unitholders’
Description	Capital	Fair Value	Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund Class I (cost $2,389,839 and $2,154,637 and shares 237,771.763 and 214,363.031 at March 31, 2017 and December 31, 2016, respectively)	21.48%	$2,387,228	25.46%	$2,145,174

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three months ended March 31,
	2017	2016
INVESTMENT INCOME
Dividend income	$8,427	$14,083
Total investment income	8,427	14,083

EXPENSES
Management fees to Managing Owner	31,073	14,062
Managing Owner interest earned on Certain Investment Funds (see Note 4)	10,076	14,062
Service fees - Class I and Class III Units (see Note 5)	55,855	49,822
Sales commission	19,257	28,123
Operating expenses	87,883	63,868
Total expenses	204,144	169,937

General and administrative expenses borne by the Managing Owner and affiliates	4,756	0

Net expenses	199,388	169,937

Net investment (loss)	(190,961)	(155,854)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) on investment in securities	(2,694)	(9,759)
Net change in unrealized appreciation on investment in securities	7,564	9,785
Net gain from investment in securities	4,870	26
Net (loss) gain from investment in Affiliated Investment Funds	264,967	(115,861)
Total gain (loss) on investments	269,837	(115,835)
NET INCOME (LOSS)	$78,876	$(271,689)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER

Net income (loss) per weighted average Unitholder
Class I	$(0.31)	$(1.98)
Class II	$0.24	$(1.74)
Class III	$2.58	$0.00

Weighted average number of Units outstanding
Class I	94,484.152	130,183.037
Class II	6,071.706	7,916.704
Class II	41,213.033	0.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2017
Unitholders’ capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	0.000	$0	112,511.518	$8,425,433
Subscriptions		0		0	43,908.270	4,390,827	43,908.270	4,390,827
Redemptions	(17,508.208)	(1,271,403)	(542.213)	(47,374)	(4,400.476)	(461,886)	(22,450.899)	(1,780,663)
Net gain (loss)		(28,847)		1,484		106,239		78,876
Unitholders’ capital at March 31, 2017	88,607.821	$6,558,093	5,853.276	$521,200	39,507.794	$4,035,180	133,968.892	$11,114,473

Three months ended March 31, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	0.000	$0	140,600.708	$11,204,104
Redemptions	(5,271.217)	(411,582)	(606.860)	(57,298)	0.000	0	(5,878.077)	(468,880)
Net loss		(257,894)		(13,795)	0.000	0		(271,689)
Unitholders’ capital at March 31, 2016	126,957.656	$9,758,978	7,764.975	$704,557	0.000	$0	134,722.631	$10,463,535

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

On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of CTA Choice. While the Asset Allocator receives no fees for such services from CTA Choice, the Asset Allocator is paid management and incentive fees directly from the interestholders pursuant to each interestholder’s Asset Allocation Agreement. CTA Choice pays no management or incentive fees to the Asset Allocator.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of March 31, 2017, Series J allocates its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	8/1/2014
CTA Choice ISAT (“ISAT”)	DeepField A.G	Singularity Program	2/1/2017
CTA Choice KEY (“KEY”)	KeyQuant S.A.S	Key Trends Program	1/1/2016
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	5/1/2015	1/31/2017
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/2012	1/31/2017

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

Series J offers units (the “Units”) in three classes (each, a “Class”) – Class I, Class II and Class III.

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

Effective February 1, 2017, KMP Futures Fund I, LLC (“KMPFF”), a Delaware Limited Liability Company contributed all of its assets into Series J. Members in KMPFF received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in KMPFF to receive a direct ownership interest in Series J under a new class of units Class III (“Class III”). As of March 31, 2017, $917,438 is receivable from KMPFF.

D.	Exchanges, Redemptions and Termination

Redemptions from Series J are permitted on a monthly basis with no redemption charges applicable to either Class I, Class II or Class III Units.

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

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2017 and December 31, 2016, the condensed statements of operations for the three months ended March 31, 2017 (“First Quarter 2017”) and for the three months ended March 31, 2016 (“First Quarter 2016”) and the condensed statements of changes in Unitholders’ capital for the First Quarter 2017 and the First Quarter 2016 are unaudited.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2017 and the results of its operations for the First Quarter 2017 and First Quarter 2016. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of March 31, 2017 or December 31, 2016, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

March 31, 2017	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,437,435	$0	$0	$1,437,435

December 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,724,151	$0	$0	$1,724,151

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense. The 2014 through 2017 tax years generally remain subject to examination by U.S Federal and most tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or Unitholders’ capital since inception of Series J.

D.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee and upfront sales commissions further discussed in Note 5) are allocated pro rata to the Class I Units, Class II and Class III Units monthly based on the Units outstanding during the month. Class I Units are charged with the service fee and upfront sales commission applicable to such Units. Class III Units are charged a service fee which is deducted from the management fees payable to the Managing Owner. Distributions (other than redemptions of Units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2017, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2017, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the First Quarter 2017 and First Quarter 2016, Series J’s did not incur any offering cost.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended March 31,
	2017	2016

Management fees to Managing Owner	$31,073	$14,062
Managing Owner interest earned on Certain Investment Funds	10,076	14,062
Operating expenses	25,587	24,500
	66,736	52,624
General and administrative expenses borne by the Managing Owner and its affiliates	(4,756)	0
Total	$61,980	$52,624

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2017 and December 31, 2016, were $6,566 and $0 respectively.

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month for Class I and Class II (See Note 3). Class III also pays a management fee to the Managing Owner. The Class III management fee and operating expense cap (see Note 9) are both calculated on the Net Asset Value of Class III at rates of 6.0% and 1.5% per annum, respectively. In addition, Class III’s portion of the Service Fees, which are paid by Class III Units, are deducted from the management fee to be paid by Class III Units to the Managing Owner.

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at March 31, 2017 and December 31, 2016. The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of March 31, 2017, the loss carry forward amounted to $0. For the First Quarter 2017 and the First Quarter 2016, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $10,076 and $14,062, respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the First Quarter 2017 and the First Quarter 2016, the administrative services fee earned indirectly totaled $7,856 and $8,312, respectively.

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

For the First Quarter 2017 and the First Quarter 2016, the Service Fee – Class I Units is composed of the following:

	Three months ended March 31,
	2017	2016

Monthly 1/12th of 2% service fee calculated on all Class I Units	$35,780	$52,498
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,654)	(2,676)
Total	$34,126	$49,822

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

A portion of the service fee disclosed in the statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Class III unitholders interests. The services fees are paid by Class III Units and are deducted from the management fee paid to the Managing Owner. For First Quarter 2017, the total fees paid by Class III Units was $43,174 out which $21,444 was paid as management fees to the Managing Owner.

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the First Quarter 2017 and the First Quarter 2016, Series J directly paid the Selling Agent sales commission of $19,257 and $28,123, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the First Quarter 2017 and the First Quarter 2016, Series J indirectly paid administrator fees totaling $18,292 and $21,393, respectively

Series J also pays administrator fees directly to the Administrators. For the First Quarter 2017 and the First Quarter 2016, Series J directly paid the Administrator fees of $1,500 and $3,583, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 74.71% and 78.11% of the Net Asset Value of Series J at March 31, 2017 and December 31, 2016, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2017 and the Year-To-Date 2016:

Series J records its proportionate share of income or loss in the condensed statements of operations.

	Net asset value				Net asset value
	December 31, 2016	Purchases	Gain	Redemptions	March 31, 2017

Investment in Affiliated Investment Funds	$6,581,469	$5,243,656	$264,966	$(3,786,360)	$8,303,731

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	March 31, 2016

Investment in Affiliated Investment Funds	$3,222,888	$5,705,509	$(115,861)	$(197,860)	$8,614,676

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

In accordance with the CTA Choice’s Private Placement Memorandum, the full amount of Series J’s capital contribution to an Affiliated Investment Fund will be traded by each Trading Advisor pursuant to its trading strategy at the Affiliated Investment Fund’s Investment Level Factor. An Affiliated Investment Fund’s Investment Level Factor multiplied by the capital contribution of Series J to an Affiliated Investment Fund shall equal Series J’s Investment Level. An Affiliated Investment Fund’s Investment Level Factor is the trading leverage factor of an Affiliated Investment Fund, as designated by Clarity from time to time for such Affiliated Investment Fund, and reflects the level at which a Trading Advisor is instructed to trade the Affiliated Investment Fund’s assets. Clarity may increase or decrease the Affiliated Investment Fund’s Investment Level Factor in its sole discretion.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution March 31, 2017	Total Investment Level March 31, 2017
CTA Choice FRT	$2,795,070	$5,751,348
CTA Choice ISAT	789,298	2,302,963
CTA Choice KEY	4,719,363	5,698,096
Total	$8,303,731	$13,752,407

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

Operating expenses of Series J are paid for by Series J., subject to an operating expense cap of 1.5% of the Series J Class III’s Net Asset Value per annum. Operating expenses include legal, accounting, registrar, transfer and assignment functions, investor communications, printing, and other administrative services.

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

B.	Trading Advisor Management and Incentive Fees

Series J pays indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT	2.00%	20.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice ISAT	0.25%	30.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK*	2.00%	20.00%

* Series J fully redeemed from CTA Choice QNTM and CTA Choice RDOK as of January 31, 2017

For the First Quarter 2017 and the First Quarter 2016, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $42,314 and $50,337, respectively.

For the First Quarter 2017 and the First Quarter 2016, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $0 and $35,778, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of March 31, 2017 and December 31, 2016. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

Note 11.	SUBSEQUENT EVENTS

From April 1, 2017 through May 15, 2017, there were estimated redemptions of $3,275,000 effective May 1, 2017.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental data for the First Quarter 2017 and the First Quarter 2016. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016	2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$74.05	$78.87	$88.67	$92.65	$100.00
Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	1.33	(0.86)	1.54	(1.02)	3.46
Dividend income (1)	0.06	0.10	0.08	0.12	0.05
Expenses (1), (5)	(1.43)	(1.24)	(1.25)	(1.01)	(1.37)
Total gain (loss) from operations	(0.04)	(2.00)	0.37	(1.91)	2.14
Net Asset Value per Unit at end of period	$74.01	$76.87	$89.04	$90.74	$102.14

Total Return (4), (5)	(0.05)%	(2.54)%	0.42%	(2.06)%	2.14%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3), (5)	(7.38)%	(5.77)%	(5.29)%	(3.82)%	(7.74)%
Dividend income (3)	0.35%	0.51%	0.34%	0.51%	0.27%
Other expenses (3), (5)	7.73%	6.28%	5.63%	4.33%	8.01%
Total expenses	7.73%	6.28%	5.63%	4.33%	8.01%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.
(5)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2017 (“First Quarter 2017”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the condensed financial statements). Please see (The Offering) section below for Class III units issued on February 1, 2017.

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

Effective February 1, 2017, KMP Futures Fund I, LLC (“KMPFF”), a Delaware Limited Liability Company contributed all of its assets into the Registrant. Members in KMPFF received a pro rata in-kind distribution of the Series J units effective February 1, 2017, which resulted for all Members in KMPFF to receive a direct ownership interest in Series J under a new class of units Class III. Class III Units pay a service fee which is deducted from the management fee payable to the Managing Owner.

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

In general, the Registrant expects to access the Trading Advisors through various series of CTA Choice Fund LLC (“CTA Choice”). CTA Choice is an “umbrella fund” having multiple segregated series, each of which is referred to herein as a “CTA Fund” or an “Affiliated Investment Fund”. Each CTA Fund has its own clearly-defined investment objective and strategies that are implemented by a Trading Advisor. Clarity, an affiliate of the Managing Owner, is the managing member of CTA Choice. From January 1, 2016 to January 31, 2017, the Registrant allocated approximately one quarter of its Allocated Assets to each of the following CTA Funds:

●	CTA Choice FRT (“FRT”), managed by managed by Fort, L.P. (“Fort”), Global Diversified Program;

●	CTA Choice KEY (“KEY”) managed by KeyQuant S.A.S (“KeyQuant”), pursuant to its Key Trends Program;

●	CTA Choice QNTM (“QNTM”), managed by Quantmetrics Capital Management LLP (“Quantmetrics”), pursuant to its QM Multi Strategy Program, which is a which is a quantitative short term directional futures strategy program; and

●	CTA Choice RDOK (“RDOK”), managed by Red Oak Commodity Advisors, Inc. (“Red Oak”), pursuant to its Fundamental Trading Program, which is a Diversified, Discretionary trading program; and

Effective February 1, 2017, the Registrant allocated its Allocated Assets to each FRT, KEY and CTA Choice ISAT (“ISAT”) managed by Deep Field Capital AG (“Deep Field”), pursuant to its Singularity Managed Futures Program after fully redeeming from QNTM and RDOK:

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

Deep Field’s Singularity Managed Futures Program is a fully automated managed futures program which executes a purely systematic trading approach using quantitative analysis of real-time price data to detect market trends. The highly reactive system trades liquid futures markets, across all asset classes: equities, fixed income, commodities and FX. Singularity Managed Futures Program’s objective is to achieve appreciation of clients’ assets through speculative trading in the US and non-US futures contracts.  The investment strategies employed in the Program are technical rather than fundamental in nature, i.e., they are developed from analysis of patterns of actual monthly, weekly, and daily price movements and are not based on analysis of fundamental factors such as supply and demand, general economic conditions or anticipated world events.  The Program relies on historical analysis of these price patterns to interpret current market behaviour and to evaluate technical indicators for trade initiations and liquidations.

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee equal to 1/12th of 0.5% (0.5% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month for Class I and Class II Units. Class III Units pays the Managing Owner in advance a monthly management fee equal to 1/12th of 6.00% (6.00% per annum) of the Registrant’s Net Asset Value (defined below) at the beginning of each month, See Note 4 of the Registrant’s financial statements included in its annual report for the year ended December 31, 2016 (the “Registrant’s 2016 Annual Report”), which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2016.

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

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT	2.00%	20.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice ISAT	0.25%	30.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK*	2.00%	20.00%

* Series J fully redeemed from CTA Choice QNTM and CTA Choice RDOK as of January 31, 2017

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Owner’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum for Class III Units. In the event fees and expenses for such items exceed such amount, the Managing Owner will pay such amounts.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or First parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2016 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2016.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2017, is set forth under Items 2 and 3 herein.

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

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2016 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2016.

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

Of the Registrant’s investments as of March 31, 2017, $1,437,435 or 12.93% of the Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC are transfer agent for DoubleLine funds, at March 31, 2017 and December 31, 2016. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2017 resulted in additional gross proceeds to the Registrant of $195,857,057. The consolidation of KMPFF into the Registrant effective February 1, 2017, resulted in additional gross proceeds of $4,390,827.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

First Quarter 2017

Due to the consolidation, there was a onetime Subscription of Limited Units for the First Quarter 2017 of $4,390,827 for Class III Units. Redemptions of Limited Units for the First Quarter 2017 were $1,780,663.

First Quarter 2016

Subscriptions of Limited Units for the First Quarter 2016 were $0. Redemptions of Limited Units for the First Quarter 2016 were $468,880

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

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Affiliated Investment Funds, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2016 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Affiliated Investment Funds.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the First Quarter 2017 and the First Quarter 2016:

First Quarter 2017

Global stock indices ended the first quarter on a positive note. In the U.S., the S&P500, Dow Jones Industrial Average and Nasdaq all marked new record highs as investors viewed the administration’s goals of reducing taxes, increasing infrastructure spending and scaling back regulations as supportive for corporate profits.

A dovish Federal Reserve outlook and a quickening pace of economic growth also lifted markets. In Europe, the mood was similarly optimistic as stock indices moved higher on better economic readings and brightening consumer confidence. In the UK, the FTSE marked new all-time highs but ultimately closed off those levels as Prime Minister Theresa May formally have triggered the country’s exit from the European Union. In Japan, the Nikkei remained rangebound and ended the quarter lower.

U.S. interest rate markets traded within broad ranges with prices of the 10-, 5-, and 2-year notes all ending the quarter slightly higher. Overall, these markets were influenced by the pace of U.S. Federal Reserve tightening, Trump’s call for a re-write of U.S. tax policy and expectations for fiscal policy. Overseas, political risk and the fate of the euro weighed heavily on Eurozone investors as did speculation that the ECB could end its bond-buying program in 2018. At quarter end, French bond prices were lower while German prices were higher. In the UK, gilt prices fell in January but rallied thereafter as Brexit was triggered; in March the yield difference between the U.S. and U.K. was the greatest in 25 years. In Japan, bond prices ended the quarter higher.

In currencies, the U.S. dollar rallied to a 14-year high in early January only to fall from that level as investors began to lose conviction in the Trump reflation trade. While the greenback rallied back in February, it ultimately succumbed as the failure of the U.S. health care bill quashed investor optimism that Trump would be able to enact tax cuts needed to accelerate growth. In Europe, the common currency benefited from better-than-expected growth and inflation readings and easing French election fears. Meanwhile despite Brexit fallout, the British pound ended the 1st quarter higher buoyed on economic reports which showed UK inflation accelerated more than forecast to break through the Bank of England’s target for the first time since 2013.

In commodity markets, crude oil prices ended the 1st quarter lower as record U.S. supply diminished the impact of reductions in OPEC output. Natural gas prices also ended the quarter lower as milder winter temperatures tempered demand. In precious metals, gold prices rallied for much of the quarter as political uncertainty from Brexit to the French election to protectionist policies of the Trump administration, sparked safe haven buying. In agricultural markets, wheat and corn prices generally kept within tight ranges ending the quarter slightly higher while soybean prices slid on expectations for a good South American harvest. In tropical markets, sugar prices declined on ample supplies, cocoa and coffee prices ended the quarter flat.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2017 and the First Quarter 2016, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2017 and the First Quarter 2016.

First Quarter 2017

As of March 31, 2017, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Meats	0.49%
Currencies	7.53%
Energies	14.00%
Grains	5.20%
Indices	22.68%
Interest Rates	47.61%
Metals	2.22%
Tropicals	0.27%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2017 were as follows:

Currencies: (-) The Registrant experienced losses as the U.S. dollar ended the quarter lower. Overall. losses in the Japanese yen, euro, British pound and Mexican peso erased gains in the Australian and New Zealand dollars.

Interest Rates: (+) The Registrant experience gains as profits in February erased losses in January and March. Overall, largest profits were realized on positions in the British gilt as prices moved higher beginning in late-January. Gains also accumulated in the Japanese, German and French government bonds markets. Trading in U.S. bond markets was slightly profitable.

Indices: (+) The Registrant experienced gains in all three months of the quarter as U.S. and European stock indices rallied on a brightening investor outlook. Losses were posted in the Nikkei and Hang Seng.

Energies: (-) The Registrant realized losses in all three months of the quarter as losses accumulated across most markets in the sector. Largest losses were realized on positions in natural gas as prices reversed course in March after falling earlier on milder winter weather.

Metals: (+) The Registrant realized profits in metals. Overall, gains in gold, copper, zinc and aluminum were sufficient to erase losses in palladium, platinum and nickel.

Grains: (+) The Registrant realized profits in grains. Buoying the sector were profits realized in January on rising oat and cotton prices. These gains were sufficient to cover losses realized in the soybean complex.

Tropicals: (+) The Registrant realized profits in coffee and cocoa in the first part of the quarter which offset losses in sugar.

Meats: (+) The Registrant realized a small gain in cattle as prices moved higher over the quarter.

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

Results of Operations

First Quarter 2017

The Net Asset Value per Unit of Class I as of March 31, 2017 was $74.01, a decrease of $0.04 from the December 31, 2016 Net Asset Value of $74.05.

The Net Asset Value per Unit of Class II as of March 31, 2017 was $89.04, an increase of $0.37 from the December 31, 2016 Net Asset Value of $88.67.

The Net Asset Value per Unit of Class III as of March 31, 2017 was $102.14, an increase of $2.14 from its original subscription on February 1, 2017.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the First Quarter 2017, as well as the allocation of the Registrant’s assets to each Trading Advisor as of March 31, 2017. The table is based on the effect of a Unitholder that held Units for the First Quarter 2017, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		WMT III Series J - Class III		Allocation of Assets
Beginning UNAV	$74.05	Beginning UNAV	$88.67	Beginning UNAV	$100.00	as of March 31, 2017
CTA Choice FRT	0.70	CTA Choice FRT	0.84	CTA Choice FRT	1.98	33.66%
CTA Choice ISAT	0.15	CTA Choice ISAT	0.18	CTA Choice ISAT	0.21	9.51%
CTA Choice KEY	0.05	CTA Choice KEY	0.05	CTA Choice KEY	1.23	56.83%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Net Expenses	(1.28)	Net Expenses	(1.10)	Net Expenses	(1.28)
ENDING UNAV	$74.01	ENDING UNAV	$89.04	ENDING UNAV	$102.14	100.00%

The Registrant’s average net asset level for the First Quarter 2017 was approximately $11,770,213, an increase of approximately $717,000 as compared to the First Quarter 2016, primarily because of the consolidation of KMPFF into Series J Class III Units.

The Registrant’s performance for Class I, Class II and Class III for the First Quarter 2017 was (0.05)%, 0.42% and 2.14%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the First Quarter 2017 was approximately $5,000.

The Registrant’s total gain from its investment in Affiliated Investment Funds for the First Quarter 2017 was approximately $265,000.

Dividend income for the First Quarter 2017 was approximately $8,000, a decrease of approximately $6,000, as compared to the First Quarter 2016.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2017 were approximately $41,000, a increase of approximately $17,000, as compared to the First Quarter 2016.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2017 were approximately $42,000, a decrease of approximately $8,000 as compared to the First Quarter 2016, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the First Quarter 2017 were approximately $31,000, an increase of approximately $17,000 as compared to the First Quarter 2016, primarily due to the addition of Class III units.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2017 were approximately $0.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2017 was approximately $8,000, an increase of approximately $0 as compared to the First Quarter 2016.

Service fees for the First Quarter 2017 were approximately $56,000, an increase of approximately $6,000 as compared to the First Quarter 2016, primarily due to the addition of Class III units.

Sales commissions for the First Quarter 2017 were approximately $19,000, a decrease of approximately $9,000 as compared to the First Quarter 2016, primarily due to the decrease in the average net asset level for Class I Units.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2017 was approximately $10,000, a decrease of approximately $4,000, as compared to the First Quarter 2016.

Operating expenses were approximately $88,000 for the First Quarter 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the First Quarter 2017.

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

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets
Beginning UNAV	$78.87	Beginning UNAV	$92.65	as of March 31, 2016
CTA Choice FRT	1.27	CTA Choice FRT	1.50	24.83%
CTA Choice KEY	0.20	CTA Choice KEY	0.24	24.88%
CTA Choice QNTM	(0.78)	CTA Choice QNTM	(0.91)	24.96%
CTA Choice RDOK	(1.32)	CTA Choice RDOK	(1.54)	25.33%
Net Expenses	(1.37)	Net Expenses	(1.20)
ENDING UNAV	$76.87	ENDING UNAV	$90.74	100.00%

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

Offering costs were $0 for the First Quarter 2016.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2017.

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

The Registrant’s contractual obligations are with the Managing Owner, the Trading Advisors it accesses through its investment in Affiliated Investment Funds and its commodity broker. Trading Advisor management fees payable by the Registrant to the Trading Advisors through CTA Choice, and management fees payable to the Managing Owner are calculated as a fixed percentage of the Registrant’s Net Asset Value or Allocated Assets. Incentive fees payable by the Registrant to the Trading Advisors through CTA Choice are at a fixed rate, calculated as a percentage of the Registrant’s New High Net Trading Profits (as defined in the Trading Advisory Agreements). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and New High Net Trading Profits are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s condensed statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5 and 7 of the Registrant’s 2016 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2016.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at March 31, 2017 and December 31, 2016. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2017 and December 31, 2016, the Registrant had total capitalizations of approximately $11 million and $9 million, respectively.

	March 31, 2017		December 31, 2016
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$381,349	3.44%	$146,203	1.74%
Currencies	106,983	0.96%	272,546	3.24%
Commodities	193,571	1.74%	213,901	2.55%
Stock indices	640,334	5.77%	292,694	3.48%
Total	$1,322,237	11.91%	$925,344	11.01%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the First Quarter 2017 and the First Quarter 2016 based upon the Registrant’s total average capitalization of approximately $10 million and $11 million, respectively.

	First Quarter 2017		First Quarter 2016
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$293,541	2.93%	$346,975	3.15%
Currencies	119,469	1.19%	288,931	2.63%
Commodities	141,950	1.41%	274,423	2.49%
Stock indices	525,636	5.24%	187,891	1.71%
Total	$1,080,596	10.77%	$751,275	9.98%

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

Based on the trading value at risk at March 31, 2017, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2016. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the First Quarter 2017 as compared with the First Quarter 2016.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2017. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of March 31, 2017, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the First Quarter 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which the Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2017.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through January 31, 2017, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0. Due the consolidation as discussed in (the Offering Note), onetime Class III units were registered due to which the Registrant purchased 43,908.270 units amounting to $4,390,827.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27,2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.7	Notice to Unitholders regarding departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 5, 2013)

99.8	Notice to Unitholders regarding certain changes to the ownership and structure of the Managing Owner of the registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 28, 2014)

99.9	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 4, 2014)

99.10	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 29, 2014)

99.11	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2015)

99.12	Notice to Unitholders regarding the change in service provider (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.13	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.14	Notice to Unitholders regarding the change in the registered public accounting firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 11, 2016)

99.15	Notice to Unitholders regarding departure of Directors or certain Officers; Election of Directors; appointment of certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 13, 2016)

99.16	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on February 6, 2017)

99.17	Notice to Unitholders regarding the change in service provide (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 6, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC, its Managing Owner

By:	/s/ Jim Parrish		Date: May 15, 2017
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: May 15, 2017
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)