Form 10-Q
period 2017-06-30
World Monitor Trust III - Series J
filed 2017-08-14
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III - SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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
JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents (see Note 2)	$201,023	$6,727
Receivable from Managing Owner	19,848	0
Investment in securities, at fair value (cost $1,957,851 and $1,742,339 at June 30, 2017 and December 31, 2016, respectively)	1,949,597	1,724,151
Investment in Affiliated Investment Funds, at fair value (see Note 7)	5,046,329	6,581,469
Receivable from Affiliated Investment Funds	0	415,067
Total assets	$7,216,797	$8,727,414

LIABILITIES
Accrued expenses payable	$44,547	$77,088
Interest payable to Managing Owner	3,245	165,209
Service fees payable (see Note 5)	20,813	12,526
Redemptions payable	253,812	47,158
Total liabilities	322,417	301,981

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 41,604.064 and 106,116.029 Units outstanding at June 30, 2017 and December 31, 2016, respectively	2,874,052	7,858,343
Class II Units:
Unitholders’ Units - 5,853.276 and 6,395.489 Units outstanding at June 30, 2017 and December 31, 2016, respectively	488,768	567,090
Class III Units:
Unitholders’ Units - 37,152.555 and 0 Units outstanding at June 30, 2017 and December 31, 2016, respectively	3,531,560	0

Total Unitholders’ capital (Net Asset Value)	6,894,380	8,425,433
Total liabilities and Unitholders’ capital	$7,216,797	$8,727,414

NET ASSET VALUE PER UNIT
Class I	$69.08	$74.05

Class II	$83.50	$88.67

Class III	$95.06	$0.00

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017		December 31, 2016
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund Class I (shares 193,796.937 and 172,242.897 at June 30, 2017 and December 31, 2016, respectively)	28.28%	1,949,597	20.46%	1,724,151
Total investment in securities (cost $1,957,851 and $1,742,339 at June 30, 2017 and December 31, 2016, respectively)	28.28%	$1,949,597	20.46%	$1,724,151

Investment in Affiliated Investment Funds:

CTA Choice FRT	24.51%	1,690,054	15.57%	1,312,138

CTA Choice KEY	42.01%	2,896,623	24.43%	2,058,275

CTA Choice ISAT	6.67%	459,652	0	0

CTA Choice QNTM	0.00%	0	24.91%	2,098,905

CTA Choice RDOK	0.00%	0	13.20%	1,112,151

Total investment in Affiliated Investment Funds	73.19%	$5,046,329	78.11%	$6,581,469

Proportional Share of Investments of Affiliated Investment Funds:	June 30, 2017		December 31, 2016
Description	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund Class I (cost $1,999,253 and $2,154,637 and shares 198,633.866 and 214,363.031 at June 30, 2017 and December 31, 2016 respectively)	28.98%	$1,998,257	25.46%	$2,145,174

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Dividend income	$9,793	$13,296	$18,220	$27,379
Total investment income	9,793	13,296	18,220	27,379

EXPENSES
Management fees to Managing Owner	35,561	12,921	66,635	26,983
Managing Owner interest earned on Certain Investment Funds (see Note 4)	12,163	12,921	22,239	26,983
Service fees - Class I and Class III Units (see Note 5)	50,559	45,661	106,413	95,483
Sales commission	12,368	25,842	31,625	53,965
Operating expenses	68,547	47,050	156,430	110,918
Total expenses	179,198	144,395	383,342	314,332

General and administrative expenses borne by the Managing Owner and affiliates	15,092	0	19,848	0

Net expenses	164,106	144,395	363,494	314,332

Net investment (loss)	(154,313)	(131,099)	(345,274)	(286,953)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) on investment in securities	0	(2,841)	(2,693)	(12,600)
Net change in unrealized appreciation on investment in securities	2,371	16,173	9,934	25,958
Net gain from investment in securities	2,371	13,332	7,241	13,358
Net (loss) gain from investment in Affiliated Investment Funds	(347,843)	371,590	(82,876)	255,729
Total gain (loss) on investments	(345,472)	384,922	(75,635)	269,087
NET INCOME (LOSS)	$(499,785)	$253,823	$(420,909)	$(17,866)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$(3.67)	$1.89	$(3.17)	(0.18)
Class II	$(5.54)	$2.63	$(5.18)	0.70
Class III	$(6.93)	$0.00	(4.02)	0.00
Weighted average number of Units outstanding
Class I	55,051.134	123,875.699	72,790.479	127,039.613
Class II	5,853.276	7,289.120	5,978.092	7,579.760
Class II	38,263.241	0.000	39,530.712	0.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2017
Unitholders’ capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	0.000	$0	112,511.518	$8,425,433
Subscriptions	0.000	0	0.000	0	43,908.270	4,390,827	43,908.270	4,390,827
Redemptions	(64,511.965)	(4,753,227)	(542.213)	(47,374)	(6,755.715)	(700,370)	(71,809.893)	(5,500,971)
Net (loss)		(231,064)		(30,948)		(158,897)		(420,909)
Unitholders’ capital at June 30, 2017	41,604.064	$2,874,052	5,853.276	$488,768	37,152.555	$3,531,560	84,609.895	$6,894,380

Six months ended June 30, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	0.000	$0	140,600.708	$11,204,104
Redemptions	(11,254.324)	(878,914)	(1,811.501)	(168,320)	0.000	0	(13,065.825)	(1,047,234)
Net gain (loss)		(23,205)		5,339		0		(17,866)
Unitholders’ capital at June 30, 2016	120,974.549	$9,526,335	6,560.334	$612,669	0.000	$0	127,534.883	$10,139,004

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

Kenmar Global Investment Management, LLC (the “Asset Allocator”), an affiliate of the Managing Owner, was the Asset Allocator of CTA Choice prior to March 30, 2016. On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors.

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. As of June 30, 2017, Series J allocates its Allocated Assets to each Trading Advisor, which manages and makes trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

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

In the event that the Net Asset Value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. Should the Managing Owner make a determination that Series J’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series J, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of Series J as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series J. Although the NAV is currently below $10 million, as of August 14, 2017, the Managing Owner has not made a determination to terminate Series J.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedule of investments, as of June 30, 2017, the condensed statements of operations for the three months ended June 30, 2017 (“Second Quarter 2017”), for the six months ended June 30, 2017 (“Year-To-Date 2017”), for the three months ended June 30, 2016 (“Second Quarter 2016”), for the six months ended June 30, 2016 (“Year-To-Date 2016”) and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2017 and the Year-To-Date 2016 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2017 and the results of its operations for the Second Quarter 2017 and Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of June 30, 2017 or December 31, 2016, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

June 30, 2017	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,949,597	$0	$0	$1,949,597

December 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,724,151	$0	$0	$1,724,151

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2017, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2017, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

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

During the Second Quarter 2017 and Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J’s did not incur any offering cost.

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

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Management fees to Managing Owner	$35,561	$12,921	$66,635	$26,983
Managing Owner interest earned on Certain Investment Funds	12,163	12,921	22,239	26,983
Operating expenses	21,703	20,893	47,290	45,393

General and administrative expenses borne by the Managing Owner and its Affiliates	(15,092)	0	(19,848)	0
Total	$54,335	$46,735	$116,316	$99,359

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2017 and December 31, 2016, were $7,959 and $9,780 respectively.

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

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at June 30, 2017 and December 31, 2016. The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of June 30, 2017, the loss carry forward amounted to $0. For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $12,000, $13,000, $22,000 and $27,000 respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the administrative services fee earned indirectly totaled $7,000, $8,000, $15,000 and $16,000, respectively.

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

For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017, Year-To-Date 2016, the Service Fee – Class I Units is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Monthly 1/12th of 2% service fee calculated on all Class I Units	$22,114	$48,243	$57,893	$100,741
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,596)	(2,582)	(3,250)	(5,258)
Total	$20,518	$45,661	$54,643	$95,483

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

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

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J directly paid the Selling Agent sales commission of $12,368, $25,842, $31,625 and $53,965, respectively.

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

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company, served as the Administrator of Series J and the Affiliated Investment Funds through January 31, 2016. Effective February 1, 2016, Gemini Hedge Fund Services, LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company, was appointed and replaced SS&C GlobeOp as the Administrator of Series J and the Affiliated Investment Funds. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a).

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J indirectly paid administrator fees totaling $18,375, $12,480, $36,667 and $33,873, respectively.

Series J also pays administrator fees directly to the Administrators. For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J directly paid the Administrator fees of $1,500, $1,500, $3,000 and $5,083, respectively.

On February 28, 2017, Gemini Fund Services, LLC (“GFS”), a Nebraska Limited Liability Company and an affiliate of Gemini signed a Fund Services Agreement (“Agreement”) with Series J wherein GFS will take over the registered transfer agent services from Kenmar Preferred. The Agreement is effective for a period of three years. Pursuant to the terms of the Agreement, should the Trust liquidate prior to the completion of three year period ending February 28, 2021, the Trust would be liable to pay GFS the remainder of the minimum annual fees, which per the agreement are $18,000 per annum. GFS is expected to take over the registered transfer agent services during Q4 2017. The Agreement will be in effect once GFS takes over the registered transfer agent services in Q4 2017.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Series J invests a portion of its assets in Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds represents 73.19% and 78.11% of the Net Asset Value of Series J at June 30, 2017 and December 31, 2016, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2017 and the Year-To-Date 2016:

Series J records its proportionate share of income or loss in the condensed statements of operations.

	Net asset value				Net asset value
	December 31, 2016	Purchases	Loss	Redemptions	June 30, 2017

Investment in Affiliated Investment Funds	$6,581,469	$5,243,656	$(82,876)	$(6,695,920)	$5,046,329

	Net asset value				Net asset value
	December 31, 2015	Purchases	Gain	Redemptions	June 30, 2016
Investment in Affiliated Investment Funds	$3,222,888	$6,785,690	$255,729	$(1,893,812)	$8,370,495

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution June 30, 2017	Total Investment Level June 30, 2017
CTA Choice FRT	$1,690,054	$3,601,750
CTA Choice KEY	2,896,623	3,528,464
CTA Choice ISAT	459,652	1,490,506
Total	$5,046,329	$8,620,720

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

* Series J fully redeemed from CTA Choice QNTM and CTA Choice RDOK as of January 31, 2017

For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $34,485, $46,320, $76,799 and $96,656, respectively

For the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $1,429, $67,134, $1,429 and $102,912, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of June 30, 2017 and December 31, 2016. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments, the liquidity and inherent volatility of the markets in which Series J directly invests or indirectly invests through its ownership in Affiliated Investment Funds.

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

From July 1, 2017 through August 14, 2017, there were estimated redemptions of $150,000 effective August 1, 2017.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 12.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental data for the Second Quarter 2017, Second Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2017		June 30, 2017		June 30, 2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$74.01	$74.05	$89.04	$88.67	$102.14	$100.00

Gain (Loss) from operations:
Net realized and change in unrealized loss (1)	(3.61)	(2.20)	(4.49)	(2.95)	(5.10)	(1.64)
Dividend income (1)	0.08	0.15	0.10	0.18	0.12	0.16
Expenses (1), (5)	(1.40)	(2.92)	(1.15)	(2.40)	(2.10)	(3.46)

Total loss from operations	(4.93)	(4.97)	(5.54)	(5.17)	(7.08)	(4.94)

Net Asset Value per Unit at end of period	$69.08	$69.08	$83.50	$83.50	$95.06	$95.06

Total Return (4), (5)	(6.66)%	(6.71)%	(6.22)%	(5.83)%	(6.93)%	(4.94)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3), (5)	(7.16)%	(7.50)%	(4.78)%	(5.03)%	(7.88)%	(7.81)%
Dividend income (3)	0.46%	0.40%	0.47%	0.40%	0.47%	0.39%
Other expenses (3), (5)	7.62%	7.90%	5.24%	5.43%	8.35%	8.20%
Total expenses	7.62%	7.90%	5.24%	5.43%	8.35%	8.20%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.
(5)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Class I		Class II
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2016		June 30, 2016
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$76.87	$78.87	$90.74	$92.65

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	2.89	2.04	3.43	2.42
Interest income (1)	0.00	0.00	0.00	0.00
Dividend income (1)	0.10	0.20	0.12	0.24
Expenses	(1.11)	(2.36)	(0.90)	(1.92)

Total gain (loss) from operations	1.88	(0.12)	2.65	0.74

Net Asset Value per Unit at end of period	$78.75	$78.75	$93.39	$93.39

Total Return (4)	2.45%	(0.15)%	2.93%	0.80%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (3)	(5.21)%	(5.49)%	(3.39)%	(3.62)%
Interest income (3)	0.00%	0.00%	0.00%	0.00%
Dividend income (3)	0.52%	0.51%	0.53%	0.52%
Other expenses (3)	5.73%	6.00%	3.92%	4.14%
Total expenses	5.73%	6.00%	3.92%	4.14%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2017 (“Second Quarter 2017”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series offers Units in two classes (each, a “Class”) – Class I and Class II. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the condensed financial statements). Please see (The Offering) section below for Class II units issued on February 1, 2017.

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

Effective February 1, 2017, the Registrant allocated its Allocated Assets to each FRT, KEY and CTA Choice ISAT (“ISAT”) managed by Deep Field Capital AG (“Deep Field”), pursuant to its Singularity Managed Futures Program after fully redeeming from QNTM and RDOK.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2017, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of June 30, 2017, $1,949,597 or 28.28% of the Net Asset Value were classified as Level 1 and the remainder was invested in Affiliated Investment Funds. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at June 30, 2017 and December 31, 2016. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2017 resulted in additional gross proceeds to the Registrant of $195,857,057. The consolidation of KMPFF into the Registrant effective February 1, 2017, resulted in additional gross proceeds of $4,390,827.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Second Quarter 2017

Subscriptions of Limited Units for the Second Quarter 2017 were $0. Redemptions of Limited Units for the Second Quarter 2017 were $3,720,309.

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

Market Overview

Following is a market overview for the Second Quarter 2017 and the Second Quarter 2016:

Second Quarter 2017

Investor optimism lifted global stock indices during the 2nd quarter. In the U.S., major benchmark indices touched all-time highs while the VIX hovered at multi-decade lows. During the quarter, investors set-aside worries over the U.K. and French elections, rising North Korean tensions and Washington dysfunction and focused instead on U.S. labor market strength and stronger corporate earnings. German and French stock indices also rallied on an improving economic outlook in the common area while in Britain the FTSE fell from all-time highs to end the quarter lower. In Asia, stronger economic readings and a weaker Japanese yen lifted the Nikkei.

In global interest rate markets, prices of U.S. rates ended the quarter higher on safe haven buying and worries over the pace of future interest rate hikes in the wake of weaker-than-anticipated economic readings. In Europe, German bund prices vacillated within broad ranges to end the quarter lower while in the UK, gilt prices generally moved higher until late-June when the markets were cautioned that the BOE might raise interest rates to stem accelerating inflation despite a weakening economy. In Japan, JGB prices ended the period unchanged.

The U.S. dollar extended its first quarter slump, ending the 2nd quarter lower as investors grappled with both political and economic uncertainties. Conversely, the euro moved sharply higher during the three-month period on strong economic readings and signals from Draghi that the ECB may be closer to tapering than the market anticipated. The British pound ended the quarter higher against the greenback despite signs that the fallout from the Brexit decision had begun to weigh on the economic outlook. Conversely, the British pound lost ground versus the euro as the improving economic condition in Europe contrasted with weaker data out of the UK. In other markets, the Mexican peso rallied throughout the quarter on speculation that the U.S. would not renegotiate NAFTA while the Japanese yen kept within a trading range.

In commodity markets, crude prices ended the 2nd quarter lower as OPEC production curbs failed to dent stubbornly high stockpiles; expectations for expanding supply in the U.S. and Libya exacerbated the slide. In precious metals, gold traded within a wide range, rising on safe-haven buying around North Korean tensions and political uncertainly in the UK and U.S. and falling as investors’ expectations for further Federal Reserve rate hikes increased. Ultimately prices of the yellow metal were lower at quarter-end. In the PGM complex, palladium prices marked 16-year highs during the 2nd quarter as European consumers shifted from diesel to gasoline engines. Palladium is used in catalytic converters to reduce auto emissions and is more commonly found in gasoline engines. In industrial metals, copper ended the quarter higher on rising Chinese demand. In grain markets, soybean prices ended the quarter lower while wheat prices ended the quarter sharply higher as dry weather threatened the Spring crop. In tropical markets, cocoa and sugar prices ended the period lower on ample supply. Live cattle prices rallied on rising domestic and global beef demand.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2017 and the Second Quarter 2016, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2017 and the Second Quarter 2016.

Second Quarter 2017

As of June 30, 2017, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation
Meats	0.24%
Currencies	0.47%
Energies	10.91%
Grains	3.97%
Indices	16.51%
Interest Rates	66.12%
Metals	1.74%
Tropicals	0.04%
TOTAL	100.00%

Trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2017 were as follows:

Currencies: (-) The Registrant experienced losses in all three months of the quarter, particularly in April as the U.S. dollar sank while the euro and British pound rallied. Overall, the quarter’s largest losses were in the Canadian dollar and euro; largest gains were in the Mexican peso.

Interest Rates: (-) The Registrant experienced losses as profits in April and May were erased in June as global bond prices turned lower. In June, largest losses accumulated in European markets as the ECB ruled out further interest rate cuts suggesting its stimulus program was coming to an end. For the quarter, positions in the JGB and U.S. markets were profitable while positions in European markets were negative.

Indices: (+) The Registrant experienced gains as profits in April and May were sufficient to cover June losses. Overall, profits were widespread across global markets with largest gains seen in U.S. stock indices as prices rallied during the quarter. Trading in European stock indices was also profitable.

Energies: (+) The Registrant realized gains in energies as profits realized in June were sufficient to erase losses posted earlier in the quarter. Overall, largest gains were registered in crude oil as prices fell during the quarter.

Metals: (-) The Registrant realized losses in industrial and precious metals. For the quarter, losses were largest in the precious complex and were concentrated in silver and gold.

Grains: (-) The Registrant realized losses in grains, notably in June as prices of wheat rallied sharply on drought conditions in major growing areas. For the quarter overall, losses were seen across all markets except for cotton and soybean meal.

Tropicals: (+) The Registrant realized profits due to positions in coffee and sugar where gains were realized in all three months of the quarter. Small losses were posted in cocoa.

Meats: (+) The Registrant realized a small gain in cattle as prices rallied on growing demand.

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

Results of Operations

Year-To-Date 2017

The Net Asset Value per Unit of Class I as of June 30, 2017 was $69.08, a decrease of $4.97 from the December 31, 2016 Net Asset Value of $74.05.

The Net Asset Value per Unit of Class II as of June 30, 2017 was $83.50, a decrease of $5.17 from the December 31, 2016 Net Asset Value of $88.67.

The Net Asset Value per Unit of Class III as of June 30, 2017 was $95.06, a decrease of $4.94 from its original subscription on February 1, 2017.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2017, as well as the allocation of the Registrant’s assets to each Trading Advisor as of June 30, 2017. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2017, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		WMT III Series J - Class III		Allocation of Assets as of June 30, 2017
Beginning UNAV	74.05	Beginning UNAV	88.67	Beginning UNAV	100.00
CTA Choice FRT	(0.76)	CTA Choice FRT	(0.93)	CTA Choice FRT	(0.03)	33.49%
CTA Choice ISAT	(0.03)	CTA Choice ISAT	(0.03)	CTA Choice ISAT	(0.04)	9.11%
CTA Choice KEY	(2.04)	CTA Choice KEY	(2.47)	CTA Choice KEY	(1.65)	57.40%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Net Expenses	(2.47)	Net Expenses	(2.13)	Net Expenses	(3.22)
ENDING UNAV	69.08	ENDING UNAV	83.50	ENDING UNAV	95.06	100.00%

The Registrant’s average net asset level for the Year-To-Date 2017 was approximately $9,745,000, a decrease of approximately $955,000 as compared to the Year-To-Date 2016, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I, Class II and Class III for the Year-To-Date 2017 was (6.71) %, (5.83) % and (4.94)%, respectively. The Registrant’s performance for Class I, Class II and Class III for the Second Quarter 2017 was (6.66) %, (6.22) %, and (6.93) % respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2017 was approximately $7,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2017 was approximately $83,000.

Dividend income for the Year-To-Date 2017 was approximately $18,000, a decrease of approximately $9,000, as compared to the Year-To-Date 2016.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2017 were approximately $84,000, an increase of approximately $36,000, as compared to the Year-To-Date 2016.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 were approximately $77,000, a decrease of approximately $20,000 as compared to the Year-To-Date 2016, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2017 were approximately $67,000, an increase of approximately $40,000 as compared to the Year-To-Date 2016, primarily due to the addition of Class III units.

Trading Advisor incentive fees are based on the New High Net Trading Profits generated by the Trading Advisors, as defined in the Trading Advisory Agreements between the Registrant and the Trading Advisors. Trading Advisor incentive fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 were approximately $1,000.

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 was approximately 15,000, a decrease of approximately $1,000 as compared to the Year-To-Date 2016.

Service fees for the Year-To-Date 2017 were approximately $106,000, an increase of approximately $11,000 as compared to the Second Quarter 2016, primarily due to the addition of Class III units.

Sales commissions for the Year-To-Date 2017 were approximately $32,000, a decrease of approximately $22,000 as compared to the Year-To-Date 2016, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2017 was approximately $22,000, a decrease of approximately $5,000, as compared to the Year-To-Date 2016.

Operating expenses were approximately $156,000 for the Year-To-Date 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

Offering costs were $0 for the Year-To-Date 2017.

Second Quarter 2016

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2017.

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

Quantitative Forward -Looking Statements

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at June 30, 2017 and December 31, 2016. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2017 and December 31, 2016, the Registrant had total capitalizations of approximately $7 million and $9 million, respectively.

	June 30, 2017		December 31, 2016
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$382,557	5.55%	$146,203	1.74%
Currencies	105,620	1.53%	272,546	3.24%
Commodities	191,182	2.77%	213,901	2.55%
Stock indices	631,255	9.16%	292,694	3.48%
Total	$1,310,614	19.01%	$925,344	11.01%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Second Quarter 2017 and the Second Quarter 2016 based upon the Registrant’s total average capitalization of approximately $7.5 million and $10 million, respectively.

	Second Quarter 2017		Second Quarter 2016
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$376,574	5.02%	$223,577	2.19%
Currencies	105,533	1.41%	249,887	2.45%
Commodities	190,835	2.54%	419,626	4.11%
Stock indices	630,274	8.40%	394,981	3.87%
Total	$1,303,216	17.37%	$1,288,071	12.62%

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

Based on the trading value at risk at June 30, 2017, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2016. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Year-To-Date 2017 as compared with the Year-To-Date 2016.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President and Director of Fund Administration), has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2017. Based upon such evaluation, the Managing Owner’s President and Director of Fund Administration have concluded that, as of June 30, 2017, the Registrant’s disclosure controls and procedures were effective.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2017.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through June 30, 2017, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0. Due to the consolidation (as discusses in The Offering), one time Class III units were registered pursuant to which the Registrant purchased 43,908.270 units amounting to $4,390,827.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: August 14, 2017
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)

By:	/s/ Atinder S. Jaggi		Date: August 14, 2017
	Name:	Atinder S. Jaggi
	Title:	Director of Fund Administration
(Principal Financial/Accounting Officer)