Form 10-Q
period 2017-09-30
World Monitor Trust III - Series J
filed 2017-11-14
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III - SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents (see Note 2)	$1,690,406	$6,727
Receivable from Managing Owner	34,442	0
Investment in securities, at fair value (cost $160,494 and $1,742,339 at September 30, 2017 and December 31, 2016, respectively)	163,094	1,724,151
Investment in Affiliated Investment Funds, at fair value (see Note 7)	0	6,581,469
Receivable from Affiliated Investment Funds	4,650,448	415,067
Total assets	$6,538,390	$8,727,414

LIABILITIES
Accrued expenses payable	$48,972	$77,088
Interest payable to Managing Owner	1,760	165,209
Service fees payable (see Note 5)	22,242	12,526
Redemptions payable	29,719	47,158
Total liabilities	102,693	301,981

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 39,636.741 and 106,116.029 Units outstanding at September 30, 2017 and December 31, 2016, respectively	2,659,233	7,858,343
Class II Units:
Unitholders’ Units - 5,853.276 and 6,395.489 Units outstanding at September 30, 2017 and December 31, 2016, respectively	476,880	567,090
Class III Units:
Unitholders’ Units - 35,832.917 and 0 Units outstanding at September 30, 2017 and December 31, 2016, respectively	3,299,584	0

Total Unitholders’ capital (Net Asset Value)	6,435,697	8,425,433
Total liabilities and Unitholders’ capital	$6,538,390	$8,727,414

NET ASSET VALUE PER UNIT
Class I	$67.09	$74.05
Class II	$81.47	$88.67
Class III	$92.08	$0.00

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017		December 31, 2016
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund Class I (shares 16,196.026 and 172,242.897 at September 30, 2017 and December 31, 2016, respectively)	2.53%	163,094	20.46%	1,724,151
Total investment in securities (cost $160,494 and $1,742,339 at September 30, 2017 and December 31, 2016,respectively)	2.53%	$163,094	20.46%	$1,724,151

Investment in Affiliated Investment Funds:
CTA Choice FRT	0.00%	0	15.57%	1,312,138
CTA Choice KEY	0.00%	0	24.43%	2,058,275
CTA Choice QNTM	0.00%	0	24.91%	2,098,905
CTA Choice RDOK	0.00%	0	13.20%	1,112,151
Total investment in Affiliated Investment Funds	0.00%	$0	78.11%	$6,581,469

Proportional Share of Investments of Affiliated
Investment Funds:	September 30, 2017		December 31, 2016
Description	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Proportional Share of Investments in DoubleLine Low Duration Bond Fund Class I (cost $0 and $2,154,637 and shares 0.000 and 214,363.031 at September 30, 2017 and December 31, 2016 respectively)	0.00%	$0	25.46%	$2,145,174

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Dividend income	$8,024	$12,395	$26,244	$39,774
Total investment income	8,024	12,395	26,244	39,774

EXPENSES
Management fees to Managing Owner	30,613	12,064	97,248	39,047
Managing Owner interest earned on Certain Investment Funds (see Note 4)	9,574	12,064	31,813	39,047
Service fees - Class I and Class III Units (see Note 5)	39,427	42,578	145,842	138,061
Sales commission	8,296	24,129	39,921	78,094
Operating expenses	60,848	42,744	217,276	153,662
Total expenses	148,758	133,579	532,100	447,911

General and administrative expenses borne by the Managing Owner and affiliates	14,594	0	34,442	0

Net expenses	134,164	133,579	497,658	447,911

Net investment (loss)	(126,140)	(121,184)	(471,414)	(408,137)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized loss on investment in securities	(5,352)	(150)	(8,044)	(12,750)
Net change in unrealized appreciation on investment in securities	10,854	4,144	20,788	30,102
Net gain from investment in securities	5,502	3,994	12,744	17,352
Net (loss) from investment in Affiliated Investment Funds	(74,516)	(435,674)	(157,392)	(179,945)
Total (loss) on investments	(69,014)	(431,680)	(144,648)	(162,593)
NET INCOME (LOSS)	$(195,154)	$(552,864)	$(616,062)	$(570,730)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$(1.94)	$(4.44)	$(4.92)	$(4.40)
Class II	$(2.03)	$(4.74)	$(7.21)	$(3.54)
Class III	$(2.88)	$0.00	$(6.87)	$0.00
Weighted average number of Units outstanding
Class I	40,173.569	117,571.725	62,862.357	123,858.918
Class II	5,853.276	6,560.334	5,940.647	7,273.927
Class II	36,504.677	0.000	38,450.047	0.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J

CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Nine months ended September 30, 2017
Unitholders’ capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	0.000	$0	112,511.518	$8,425,433
Subscriptions	0.000	0	0.000	0	43,908.270	4,390,827	43,908.270	4,390,827
Redemptions	(66,479.288)	(4,889,953)	(542.213)	(47,374)	(8,075.353)	(827,174)	(75,096.854)	(5,764,501)
Net (loss)		(309,157)		(42,836)		(264,069)		(616,062)
Unitholders’ capital at September 30, 2017	39,636.741	$2,659,233	5,853.276	$476,880	35,832.917	$3,299,584	81,322.934	$6,435,697

Nine months ended September 30, 2016
Unitholders’ capital at December 31, 2015	132,228.873	$10,428,454	8,371.835	$775,650	0.000	$0	140,600.708	$11,204,104
Redemptions	(16,862.030)	(1,301,303)	(1,811.501)	(168,321)	0.000	0	(18,673.531)	(1,469,624)
Net (loss)		(544,956)		(25,774)		0		(570,730)
Unitholders’ capital at September 30, 2016	115,366.843	$8,582,195	6,560.334	$581,555	0.000	$0	121,927.177	$9,163,750

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

Series J allocates a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through various series of CTA Choice, for which such allocations are rebalanced quarterly. Through September 30, 2017, Series J allocated its Allocated Assets to each Trading Advisor, which managed and made trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds”:

Affiliated Investment Fund	Trading Advisor	Trading Program	Start Date	Termination Date
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	8/1/2014	9/30/2017
CTA Choice ISAT (“ISAT”)	DeepField A.G	Singularity Program	2/1/2017	9/30/2017
CTA Choice KEY (“KEY”)	KeyQuant S.A.S	Key Trends Program	1/1/2016	9/30/2017
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	5/1/2015	1/31/2017
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/2012	1/31/2017

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

In the event that the Net Asset Value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. Should the Managing Owner make a determination that Series J’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series J, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of Series J as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series J. Although the Net Asset Value is currently below $10 million, as of November 14, 2017, the Managing Owner has not made a determination to terminate Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2017, the condensed statements of operations for the three months ended September 30, 2017 (“Third Quarter 2017”), for the Nine Months ended September 30, 2017 (“Year-To-Date 2017”), for the three months ended September 30, 2016 (“Third Quarter 2016”), for the Nine Months ended September 30, 2016 (“Year-To-Date 2016”) and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2017 and the Year-To-Date 2016 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2017 and the results of its operations for the Third Quarter 2017 and Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series J considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1).

There are no Level 3 investments as of September 30, 2017 or December 31, 2016, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy:

September 30, 2017	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$163,094	$0	$0	$163,094

December 31, 2016	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$1,724,151	$0	$0	$1,724,151

B.	Cash and Cash Equivalents

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

D.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee and upfront sales commissions further discussed in Note 5) are allocated pro rata to the Class I, Class II and Class III Units monthly based on the Units outstanding during the month. Class I Units are charged with the service fee and upfront sales commission applicable to such Units. Distributions (other than redemptions of Units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2017, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2017, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

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

During the Third Quarter 2017 and Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J’s did not incur any offering cost.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Management fees to Managing Owner	$30,613	$12,064	$97,248	$39,047
Managing Owner interest earned on Certain Investment Funds	9,574	12,064	31,813	39,047
Operating expenses	18,825	18,024	66,115	63,417

General and administrative expenses borne by the Managing Owner and its affliates	(14,594)	0	(34,442)	0
Total	$44,418	$42,152	$160,734	$141,511

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2017 and December 31, 2016, were $11,183 and $9,780 respectively.

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

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at September 30, 2017 and December 31, 2016. The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of September 30, 2017, the loss carry forward amounted to $0. For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $10,000, $12,000, $32,000 and $39,000 respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the administrative services fee earned indirectly totaled $5,000, $7,000, $20,000 and $23,000, respectively.

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

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017, Year-To-Date 2016, the Service Fee – Class I Units is composed of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Monthly 1/12th of 2% service fee calculated on all Class I Units	$14,112	$45,027	$72,005	$145,768
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,198)	(2,449)	(4,448)	(7,707)
Total	$12,914	$42,578	$67,557	$138,061

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

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J directly paid the Selling Agent sales commission of $8,296, $24,129, $39,921 and $78,094, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J indirectly paid administrator fees totaling $21,000, $16,000, $58,000 and $50,000, respectively.

Series J also pays administrator fees directly to the Administrators. For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, Series J directly paid the Administrator fees of $1,500, $1,500, $4,500 and $6,600, respectively.

On February 28, 2017, Gemini Fund Services, LLC (“GFS”), a Nebraska Limited Liability Company and an affiliate of Gemini signed a Fund Services Agreement (“Agreement”) with Series J whereas GFS will takeover the registered transfer agent services from Kenmar Preferred. The Agreement will remain effective for a period of three years and in an event Series J ceases to trade before the three years, Series J will owe GFS the pro-rata portion of the fees it owes. GFS is expected to take over the registered transfer agent services during Q4 2017.

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS

Through September 30, 2017, Series J invested a portion of its assets in Affiliated Investment Funds. Series J fully redeemed from the Affiliated Investment Funds as of September 30, 2017. Series J’s investment in Affiliated Investment Funds represents 0% and 78.11% of the Net Asset Value of Series J at September 30, 2017 and December 31, 2016, respectively. The investment in Affiliated Investment Funds is reported in Series J’s condensed statements of financial condition at fair value. Series J records its proportionate share of income or loss in the condensed statements of operations. The investments are subject to the terms of the organizational and offering documents of the Affiliated Investment Funds.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Affiliated Investment Funds for the Year-To-Date 2017 and the Year-To-Date 2016:

Series J records its proportionate share of income or loss in the condensed statements of operations.

	Net asset value				Net asset value
	December 31, 2016	Purchases	Loss	Redemptions	September 30, 2017
Investment in Affiliated Investment Funds	$6,581,469	$5,254,347	$(157,392)	$(11,678,424)	$0

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	September 30, 2016
Investment in Affiliated Investment Funds	$3,222,888	$7,031,133	$(179,946)	$(2,817,940)	$7,256,135

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT FUNDS (CONTINUED)

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

*   Series J fully redeemed from CTA Choice QNTM and CTA Choice RDOK as of January 31, 2017

For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, totaled $26,000, $44,000, $103,000 and $140,000, respectively

For the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $0, $178, $1,429 and $103,437, respectively.

C.	Commissions

Series J, indirectly through the commodity trading activity of the Affiliated Investment Funds, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Affiliated Investment Funds.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of September 30, 2017 and December 31, 2016. Derivative trading activity is conducted within the Affiliated Investment Funds. Series J’s investment in Affiliated Investment Funds is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

From Oct 1, 2017 through Nov 14, 2017, there were estimated redemptions of $28,000 effective November 1, 2017.

As of October 1, 2017 Series J invested in three new unaffiliated Investment Funds. Approximately $1,540,000 was invested in Galaxy Plus Fund - ADG Systematic Macro Feeder Fund (530) LLC, $1,150,000 into Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and $1,920,000 into Galaxy Plus Fund - QIM Feeder Fund (526) LLC.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 12.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental data for the Third Quarter 2017, Third Quarter 2016, Year-To-Date 2017 and Year-To-Date 2016. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three	Nine	Three	Nine	Three	Nine
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	September 30, 2017		September 30, 2017		September 30, 2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$69.08	$74.05	$83.50	$88.67	$95.06	$100.00

Gain (Loss) from operations:
Net realized and change in unrealized (loss) (1)	(0.76)	(2.97)	(0.94)	(3.89)	(1.04)	(2.69)
Dividend income (1)	0.08	0.22	0.10	0.28	0.11	0.27
Expenses (1), (5)	(1.31)	(4.21)	(1.19)	(3.59)	(2.05)	(5.50)

Total (loss) from operations	(1.99)	(6.96)	(2.03)	(7.20)	(2.98)	(7.92)

Net Asset Value per Unit at end of period	$67.09	$67.09	$81.47	$81.47	$92.08	$92.08

Total Return (4), (5)	(2.88)%	(9.40)%	(2.43)%	(8.12)%	(3.13)%	(7.92)%

Supplemental data
Ratios to average Net Asset Value:
Net investment (loss) (2), (3), (5)	(7.08)%	(7.29)%	(5.19)%	(5.07)%	(8.12)%	(7.89)%
Dividend income (3)	0.48%	0.41%	0.47%	0.42%	0.48%	0.41%
Other expenses(3), (5)	7.55%	7.70%	5.66%	5.49%	8.60%	8.30%
Total expenses	7.55%	7.70%	5.66%	5.49%	8.60%	8.30%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income, interest income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend and interest income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Affiliated Investment Funds.
(3)	Annualized.
(4)	Not Annualized.
(5)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Class I		Class II
	Three	Nine	Three	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30, 2016		September 30, 2016
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$78.75	$78.87	$93.39	$92.65

Gain (Loss) from operations:
Net realized and change in unrealized (loss) (1)	(3.37)	(1.33)	(4.00)	(1.59)
Dividend income (1)	0.10	0.30	0.12	0.36
Expenses	(1.09)	(3.45)	(0.86)	(2.77)

Total (loss) from operations	(4.36)	(4.48)	(4.74)	(4.00)

Net Asset Value per Unit at end of period	$74.39	$74.39	$88.65	$88.65

Total Return (4)	(5.54)%	(5.68)%	(5.08)%	(4.32)%

Supplemental data
Ratios to average Net Asset Value:
Net investment (loss) (2), (3)	(5.21)%	(5.41)%	(3.28)%	(3.51)%
Dividend income (3)	0.52%	0.52%	0.52%	0.52%
Other expenses(3)	5.73%	5.93%	3.79%	4.02%
Total expenses	5.73%	5.93%	3.79%	4.02%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2017 (“Third Quarter 2017”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Series G, H, I and J commenced trading operations on December 1, 2005.

Units are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units. The Managing Owner terminated the offering of Units of Series H and Series I effective September 30, 2007 and dissolved Series H and Series I effective close of business on April 30, 2007. The Managing Owner terminated the offering of Units of Series G on December 31, 2007 and dissolved Series G effective close of business on December 31, 2007.

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

Effective February 1, 2017, the Registrant allocated its Allocated Assets to each FRT, KEY and CTA Choice ISAT (“ISAT”) managed by Deep Field Capital AG (“Deep Field”), pursuant to its Singularity Managed Futures Program after fully redeeming from QNTM and RDOK. As of September 30, 2017 the Registrant fully redeemed its Allocated Assets from the CTA Funds.

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

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT**	2.00%	20.00%
CTA Choice KEY**	1.00%	20.00%
CTA Choice ISAT**	0.25%	30.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK*	2.00%	20.00%

* Series J fully redeemed from CTA Choice QNTM and CTA Choice RDOK as of January 31, 2017

** Series J fully redeemed from CTA Choice FRT, CTA Choice KEY and CTA Choice ISAT as of September 30, 2017

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2017, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of September 30, 2017, $163,094 or 2.53% of the Net Asset Value were classified as Level 1. Generally, the fair value of the Registrant’s investment in the Affiliated Investment Funds represents the amount that the Registrant could reasonably expect to receive from the Affiliated Investment Funds if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at September 30, 2017 and December 31, 2016. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2017 resulted in additional gross proceeds to the Registrant of $195,857,057. The consolidation of KMPFF into the Registrant effective February 1, 2017, resulted in additional gross proceeds of $4,390,827.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Third Quarter 2017 and Year-to-Date 2017

Subscriptions of Limited Units for the Third Quarter and Year-to-Date 2017 were $0 and $4,390,827, respectively. Redemptions of Limited Units for the Third Quarter 2017 and Year-to-Date were $263,529 and $5,764,501, respectively.

Third Quarter 2016 and Year-to-Date 2016

Subscriptions of Limited Units for the Third Quarter 2016 and Year-to-Date 2016 were $0. Redemptions of Limited Units for the Third Quarter 2016 and Year-to-Date 2016 were $422,388 and $1,469,624, respectively.

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

Market Overview

Following is a market overview for the Third Quarter 2017 and the Third Quarter 2016:

Third Quarter 2017

Benchmark U.S. equity indices marked all-time highs during the third quarter as economic growth continued to support corporate earnings while inflationary pressures remained subdued. The EuroStoxx 50 index also marked records as Euro-area optimism rose to a 12-year high amid signs of a strengthening economy. In Asia as well, stock indices were buoyed as the Hang Seng rallied on improved earnings and a stable Chinese economy while the Topix marked 2-year highs as the Bank of Japan vowed to keep is accommodative policy in place.

Overall, U.S. and European bond prices tracked a similar course, as prices rose early on and then retreated in September. In the U.S., 10-year prices moved higher as the U.S. Federal Reserve took a dovish tone in the wake of weak inflation and economic readings; safe-haven buying as North Korea jitters intensified also buoyed prices. In September, those gains were erased as investors refocused on a December rate hike as Federal Reserve Chair Yellen indicated a willingness to pursue both higher rates and balance sheet reduction. Overseas, the German bund ended the quarter higher as the ECB kept its QE language unchanged while in the U.K, gilt prices ended the period lower on dovish BOE comments and Brexit worries. In Japan, JGB prices ended the period slightly higher.

In currencies, the U.S. dollar lost ground against its major counterparts as disarray in Trump’s administration, the Trump-Russian investigation, geopolitical tensions and a cloudy Federal Reserve outlook all weighed on the greenback. At quarter end, the dollar saw some relief as investors focused on the prospects for U.S. tax cuts and a December rate hike. In Europe, the euro continued to prosper, rising to a two-year high versus the dollar as sentiment in the region rose as a robust economic recovery was pared with a weak inflationary outlook. In the U.K., the British pound ultimately ended the quarter higher as a pick-up in U.K. inflation revived expectations for tighter monetary policy. In Asia, the Japanese yen traveled within wide bands as prices reacted to Bank of Japan policy divergence with its U.S. counter-part and safe haven buying as tensions in the region escalated.

In commodity markets, a commitment by Saudi Arabia to end the global supply glut and declining U.S. stockpiles combined to buoy WTI crude oil prices. The move was further underpinned on signs of increasing demand. Gasoline prices also rallied as Hurricane Harvey wreaked havoc on oil refinery operations in the Gulf; at quarter-end, gasoline prices sat close to two-year highs. In industrial metals, prices move higher on expectations for increased China demand; additionally, new Chinese measures to cut capacity and tighten environmental controls lifted prices. In precious metals, gold prices initially rallied on haven demand, dollar weakness and U.S. political concerns. In September, prices turned lower as geopolitical tensions eased and on optimism that Trump’s tax reform plans would buoy growth. In grains, corn and wheat ended the quarter lower as beneficial rains served to ease drought conditions resulting in sizable yields. Conversely, soybean prices rallied in September to end the quarter a bit higher as traders worried that warm temperatures would stress crops. In softs, sugar and London cocoa prices remained trapped within a trading range while London coffee prices slipped.

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

In base metals, markets generally ended the period higher with the outlook for Chinese demand, supply, and the overall health of the global economy influencing price. In traditional agricultural markets, grain prices ended the quarter lower on record yields; soybean oil was the exception as diminished palm oil supply stoked strong demand for this substitute vegetable oil. Cocoa prices similarly ended the quarter lower with market back in surplus while coffee and sugar moved higher on Brazilian weather concerns. In meats, prices of both hogs and cattle moved south on weaker demand and ample animal supply

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2017 and the Third Quarter 2016, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2017 and the Third Quarter 2016.

Third Quarter 2017

As of September 30, 2017, the Registrant fully redeemed its investment in Affiliated Investment Funds.

Trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2017 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as profits in July were sufficient to erase small losses in August and September. Overall, the Fund’s largest profits were linked to positions in the euro as the currency ended the quarter higher versus the U.S. dollar. Largest losses were in the Swiss franc as prices traded within a broad band.

Interest Rates: (-) The Registrant experienced losses as profit realized in July and August were erased in September. Losses were concentrated in shorter-term interest rates, the British gilt and the U.S. 2- and 10-year notes. The quarter’s largest gains were in the German EuroSchatz.

Indices: (+) The Registrant experienced gains in global stock indices, posting profits in all three months of the quarter. Largest profits were seen in U.S. stock indices as major benchmarks reached all-time highs; profits were also posted in the Hang Seng as it ended the quarter higher. Largest losses were in the Nikkei.

Energies: (-) The Registrant realized losses in energies due to positions in WTI crude and gasoline. Dampening losses were gains in heating oil and natural gas.

Metals: (-) The Registrant realized losses metals as gains in copper and gold were insufficient to cover largest losses in silver.

Grains: (-) The Registrant realized losses in grains as profits in August were insufficient to cover losses posted in July and September. All markets traded were unprofitable save wheat.

Tropicals: (-) The Registrant realized losses in cocoa and coffee; trading in sugar resulted in small profits.

Meats: (-) The Registrant realized a small loss in cattle as prices ended the quarter lower.

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

Results of Operations

Year-To-Date 2017

The Net Asset Value per Unit of Class I as of September 30, 2017 was $67.09, a decrease of $6.96 from the December 31, 2016 Net Asset Value of $74.05.

The Net Asset Value per Unit of Class II as of September 30, 2017 was $81.47, a decrease of $7.20 from the December 31, 2016 Net Asset Value of $88.67.

The Net Asset Value per Unit of Class III as of September 30, 2017 was $92.08, a decrease of $7.92 from its original subscription on February 1, 2017.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II for the Year-To-Date 2017, as well as the allocation of the Registrant’s assets to each Trading Advisor as of September 30, 2017. The table is based on the effect of a Unitholder that held Units for the Year-To-Date 2017, and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		WMT III Series J - Class III		Allocation of Assets as
Beginning UNAV	74.05	Beginning UNAV	88.67	Beginning UNAV	100.00	of September 30, 2017
CTA Choice FRT	(0.76)	CTA Choice FRT	(0.93)	CTA Choice FRT	(0.02)	0.00%
CTA Choice ISAT	0.23	CTA Choice ISAT	0.28	CTA Choice ISAT	0.32	0.00%
CTA Choice KEY	(3.13)	CTA Choice KEY	(3.79)	CTA Choice KEY	(3.15)	0.00%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Net Expenses	(3.64)	Net Expenses	(3.16)	Net Expenses	(5.07)
ENDING UNAV	67.09	ENDING UNAV	81.47	ENDING UNAV	92.08	0.00%

The Registrant’s average net asset level for the Year-To-Date 2017 was approximately $8,780,000, a decrease of approximately $1,520,000 as compared to the Year-To-Date 2016, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I, Class II and Class III for the Year-To-Date 2017 was (9.40) %, (8.12) % and (7.92)%, respectively. The Registrant’s performance for Class I, Class II and Class III for the Third Quarter 2017 was (2.88) %, (2.43) %, and (3.13) % respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the Year-To-Date 2017 was approximately $13,000.

The Registrant’s total loss from its investment in Affiliated Investment Funds for the Year-To-Date 2017 was approximately $157,000.

Dividend income for the Year-To-Date 2017 was approximately $26,000, a decrease of approximately $14,000, as compared to the Year-To-Date 2016.

Brokerage commissions and other transaction fees, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the Year-To-Date 2017 were approximately $118,000, an increase of approximately $54,000, as compared to the Year-To-Date 2016.

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 were approximately $103,000, a decrease of approximately $37,000 as compared to the Year-To-Date 2016, primarily due to the decrease in the average net asset level discussed above.

Management fees to the Managing Owner for the Year-To-Date 2017 were approximately $97,000, an increase of approximately $58,000 as compared to the Year-To-Date 2016, primarily due to the addition of Class III units.

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

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 was approximately 20,000, a decrease of approximately $3,000 as compared to the Year-To-Date 2016.

Service fees for the Year-To-Date 2017 were approximately $146,000, an increase of approximately $8,000 as compared to the Third Quarter 2016, primarily due to the addition of Class III units.

Sales commissions for the Year-To-Date 2017 were approximately $40,000, a decrease of approximately $38,000 as compared to the Year-To-Date 2016, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2017 was approximately $32,000, a decrease of approximately $7,000, as compared to the Year-To-Date 2016.

Operating expenses were approximately $217,000 for the Year-To-Date 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2017.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at September 30, 2017 and December 31, 2016. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2017 and December 31, 2016, the Registrant had total capitalizations of approximately $0 million and $9 million, respectively.

	September 30, 2017		December 31, 2016

		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$0	0.00%	$146,203	1.74%
Currencies	0	0.00%	272,546	3.24%
Commodities	0	0.00%	213,901	2.55%
Stock indices	0	0.00%	292,694	3.48%
Total	$0	0.00%	$925,344	11.01%

The following table presents the average trading value at risk of the Registrant’s open positions by market sector for the Third Quarter 2017 and the Third Quarter 2016 based upon the Registrant’s total average capitalization of approximately $0 and $10 million, respectively.

	Third Quarter 2017		Third Quarter 2016

		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Interest rates	$0	0.00%	$242,960	2.60%
Currencies	0	0.00%	223,953	2.40%
Commodities	0	0.00%	273,060	2.93%
Stock indices	0	0.00%	270,151	2.89%
Total	$0	0.00%	$1,010,124	10.82%

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

Based on the trading value at risk at September 30, 2017, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2016. A net decrease in the average trading value at risk, relative to average capitalization levels was experienced during the Year-To-Date 2017 as compared with the Year-To-Date 2016.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s President (who, in these capacity, function as the Principal Executive Officers of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President) has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2017. Based upon such evaluation, the Managing Owner’s President has concluded that, as of September 30, 2017, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2017.

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

Prior to December 1, 2008, the Registrant was a publicly offered commodity pool and the Managing Owner was required to hold an interest in the Registrant; therefore, sales of the Managing Owner’s interest qualified as unregistered sales of securities. From December 1, 2008 through September 30, 2017, all sales of interest qualify as unregistered sales due to the Registrant offered as a private placement. The aggregate sale of Units in this time period was approximately 0.000 Units amounting to approximately $0. Due to the consolidation (as discusses in The Offering), one time Class III units were registered pursuant to which the Registrant purchased 43,908.270 units amounting to $4,390,827.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated September 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27,2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.7	Notice to Unitholders regarding departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 5, 2013)

99.8	Notice to Unitholders regarding certain changes to the ownership and structure of the Managing Owner of the registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 28, 2014)

99.9	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 4, 2014)

99.10	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 29, 2014)

99.11	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2015)

99.12	Notice to Unitholders regarding the change in service provider (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.13	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on January 6, 2016)

99.14	Notice to Unitholders regarding the change in the registered public accounting firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 11, 2016)

99.15	Notice to Unitholders regarding departure of Directors or certain Officers; Election of Directors; appointment of certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on April 13, 2016)

99.16	Notice to Unitholders regarding certain changes to the trading advisors lineup of the Managing Owner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on February 6, 2017)

99.17	Notice to Unitholders regarding the change in service provide (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 6, 2017)

99.18	Notice to Unitholders regarding departure of Directors or certain Officers; Election of Directors; appointment of certain Officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 28, 2017)

99.19	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 4, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: November 14, 2017
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)