Form 10-K
period 2017-12-31
World Monitor Trust III - Series J
filed 2018-04-16
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 596-3480
(The Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series J Units of Beneficial Interest, Class I
(Title of class)

Series J Units of Beneficial Interest, Class II
(Title of class)

Series J Units of Beneficial Interest, Class III
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

Yes ☐ No ☒

The Registrant has no voting shares or public float. The value of Units in the Registrant as of December 31, 2017 is $6,176,077.22.

As of February 1, 2018, there were 77,410.76 Unitholders’ Units outstanding.

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

The Trust’s Units were initially offered in four (4) separate and distinct Series: Series G, Series H, Series I and Series J (the “Registrant”). The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fifth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Series were offered in Units of three classes (each, a “Class”) – Class I, Class II and Class III. Class I Units pay a service fee. Class II Units may only be offered to investors who are represented by approved correspondent selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”) (see Note 5 of the Registrant’s financial statements included in its Annual Report for the year ended December 31, 2017 (the “Registrant’s 2017 Annual Report”), which is filed as an exhibit hereto). Class III Units are only available in Series J.

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

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, postage and related services with respect to monitoring the Trust and other administrative services. The Registrant paid a monthly fee until September 30, 2017 to Clarity Managed Account & Analytics Platform, L.P., who effective March 17, 2014 changed its name and form of entity to Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors. Clarity refers to either Clarity Managed Account & Analytics Platform, L.P. or Clarity Managed Account & Analytics Platform, LLC, depending on the applicable period discussed.

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

Effective February 1, 2017, KMP Futures Fund I, LLC (“KMPFF”), a Delaware Limited Liability Company contributed all of its assets into the Registrant. Members in KMPFF received a pro rata in-kind distribution of the Series J units effective February 1, 2017 , which resulted for all Members in KMPFF to receive a direct ownership interest in Series J under a new class of units Class III.

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

Effective September 30, 2017 the Registrant ceased investing in Affiliated Investment Fund and Effective October 1, 2017 the Registrant allocated Assets to Galaxy Plus Funds FORT, QIM and ADG. At December 31, 2017 the Registrants investments were approximately 79% of its assets.

●	Galaxy Plus Fund - FORT (“FORT”), managed by the Galaxy Plus Managed Account Platform, which is a systematic, trend-anticipating trading program.

●	Galaxy Plus Fund - QIM (“QIM”), managed by the Galaxy Plus Managed Account Platform, which is a short to medium-term trading strategy designed to capitalize on market inefficiencies and

●	Galaxy Plus Fund - ADG (“ADG”), managed by the Galaxy Plus Managed Account Platform, which is a systematic macro strategy program that aims to generate excess returns by reallocating capital between asset classes.

Galaxy Plus Funds are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”).  The Platform is sponsored by Gemini Alternative Funds, LLC (the “Sponsor” or “GAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including fund of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”).  The Trading Advisor is not affiliated with the Sponsor and investments by the Registrant into the Platform will be referred to as “Galaxy Funds”.

The Administrator

SS&C GlobeOp Financial Services LLC (“SS&C GlobeOp” or the “Administrator”), a Delaware limited liability company located at One South Road, Harrison, NY 10528, was retained by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services. Effective February 1, 2016, Gemini Hedge Fund Services LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company located at 80 Arkay Drive, Hauppauge, NY 11788, was appointed by the Registrant to serve as the Registrant’s administrator and provide certain administration and accounting services.

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

Fees and Expenses

Management Fee

The Registrant pays the Managing Owner in advance a monthly management fee on the Registrant’s Net Asset Value (defined below) at the beginning of each month (See Note 4 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto).

“Net Asset Value” is the total assets of the Registrant less total liabilities of the Registrant, each determined on the basis of accounting principles generally accepted in the United States of America.

The Registrant, indirectly paid through its investment in Affiliated Investment Funds, a monthly administrative services fee in the amount of 1/12th of 0.25% (0.25% per annum) of the respective CTA Fund’s beginning of month Allocated Assets to Clarity for risk management and related services with respect to monitoring the Trading Advisors until September 30, 2017 when the allocation to Affiliated Investment Funds were terminated.

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Affiliated Investment Funds, paid each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly until September 30, 2017 when investments in Affiliated Funds were terminated. The Registrant, indirectly through its investment in the Galaxy Plus Funds, pays each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT*	2.00%	20.00%
CTA Choice KEY*	1.00%	20.00%
CTA Choice ISAT*	0.25%	30.00%
CTA Choice QNTM**	1.00%	25.00%
CTA Choice RDOK**	2.00%	20.00%

*	The Registrant fully redeemed from FORT, KEY and ISAT as of September 30, 2017
**	The Registrant fully redeemed from QNTM and RDOK as of January 1, 2017

Galaxy Funds	Management Fee	Incentive Fee
Galaxy Plus Fund - FORT*	2.00%	20.00%
Galaxy Plus Fund - QIM*	0.00%	30.00%
Galaxy Plus Fund - ADG*	2.00%	20.00%

*	The Registrant subscribed FORT, QIM and ADG as of October 1, 2017

“New High Net Trading Profits” (for purposes of calculating an incentive fees) in Affiliated Investment Funds and or Galaxy Funds (“Registrants Trading Investments”) will be computed as of the close of business of the last day of each calendar quarter or respective period defined in the respective agreement (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date) each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Registrants Trading Investments trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Registrants Trading Investments trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

If a withdrawal or distribution occurs with the relevant Registrants Trading Investments or is terminated at any date that is not an Incentive Measurement Date, the date of the withdrawal or distribution or termination will be treated as if it were an Incentive Measurement Date. New High Net Trading Profits for an Incentive Measurement Period shall exclude capital contributions allocated to the Registrants Trading Investments in an Incentive Measurement Period, distributions or redemptions paid or payable from the Registrants Trading Investments account during an Incentive Measurement Period and any loss carry-forward attributable to the Registrants Trading Investments will be reduced in the same proportion that the value of the assets allocated away from the Registrants Trading Investments comprises of the value of the assets allocated to the Trading Advisor prior to such allocation away from the Registrants Trading Investments In calculating New High Net Trading Profits, incentive fees paid for a previous Incentive Measurement Period will not reduce cumulative New High Net Trading Profits in subsequent periods.

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. These activities are charged indirectly through the Registrant’s Trading Investments and are reflected within the respective net asset values of the respective Registrant Trading Investments. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work or oversight performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Registrants Trading Investments on behalf of the Registrant, the Registrant’s pro rata share of expenses of any Registrants Trading Investments into which it invests, and any due diligence expenses incurred in selecting and monitoring the Registrants Trading Investments (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant’s meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

The Registrant is an open-end fund, which solicited the sale of additional Units on a monthly basis until the maximum amount of Units being offered by the Registrant have been sold. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new Unitholders. In addition, to the extent that a Trading Advisor recommends similar or identical trades to the Registrant and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of December 31, 2017, is set forth under Items 6, 7, and 8 herein.

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

The Trust must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trust is subject to the substantial fees and expenses described herein this respective filing and relevant offering documents regardless of its performance. In addition, the Trust pays incentive fees to each Registrants Trading Investment based on such Registrants Trading Investments performance and not on the performance of the Trust as a whole.

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

On an annual basis, each of the below programs traded approximately the following percentage of assets on foreign exchanges:

Trading Advisor/ Program	Approximate Percentage/ Range
Galaxy Plus Fund - FORT: Systematic, trend-anticipating trading program	80%
Galaxy Plus Fund - QIM: Short to medium-term trading strategy program	43%
Galaxy Plus Fund - ADG: Systematic macro strategy program	88%

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

The percentage of the Trust’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Each of the programs trade approximately the following percentages in the OTC trading:

Investee Pool/ Program	Percentage/ Range
Galaxy Plus Fund - FORT: Systematic, trend-anticipating trading program	0%
Galaxy Plus Fund - QIM: Short to medium-term trading strategy program	0%
Galaxy Plus Fund - ADG: Systematic macro strategy program	<30%

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

(51)	Risks of Investing in Private Funds

The assets of each Series are substantially invested in commodity pools offered through the Galaxy Plus Platform, and accordingly, each Series’ performance depends substantially upon the performance of each such commodity pool. Factors that may significantly affect a commodity pool’s performance include the investment strategies selected for it by the sponsor, Gemini Alternative Funds, LLC (the “Sponsor” or “Gemini”) and/or such commodity pool’s Trading Advisor in their sole discretion, the commodity pool’s adherence to the selected strategies, the effectiveness of such strategies and the specific trading activities of the commodity pool’s Trading Advisor, including the Trading Advisor’s selection of financial instruments.  Each commodity pool on the Galaxy Plus Platform is advised by an independent Trading Advisor. As a result, many of the risks outlined above with respect to the Trading Advisors of each Series will also apply to the Trading Advisors of each commodity pool.

The Galaxy Plus Platform was formed in April 2015 and has a limited history of operations. The commodity pools offered on the platform are recently established with a limited operating history or, in some cases, newly established with no operating history. There is a limited performance history, or in some cases, no performance history, to serve as a factor in evaluating an investment in the commodity pools on the Galaxy Plus Platform.

A commodity pool may experience relatively large redemptions or investments related to actions of other investors in the commodity pool. In the event of such redemptions or investments, a Trading Advisor to the commodity pool could be required to sell futures, options or other investments or to invest cash at a time when it is not advantageous to do so, harming the performance of a Series.

The commodity pools on the Galaxy Plus Platform operate independently from each Series, the Trust and the Managing Owner. The Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools. Gemini, as the sponsor of the commodity pools, may make operational and administrative decisions that could adversely affect the performance of the commodity pool and the value of a Series’ investment in the commodity pool.

The Galaxy Plus Platform and/or its Sponsor will have the ability to restrict investments into, or divestments from, any of the commodity pools on the Galaxy Plus Platform. The success of each Series depends upon the ability to select Trading Advisors in the Galaxy Plus Platform through investments into, or divestments from, one or more commodity pools. If investments into or out of a commodity pool are limited or restricted by the Galaxy Plus Platform and/or its Sponsor, Gemini, the performance of a Series may be adversely affected.

Unlike the Trading Companies managed by the Managing Owner, the on-going business operations of the Galaxy Plus Platform are administered by Gemini. If Gemini ceases operating, or effects administrative or other changes to, the Galaxy Plus Platform, a Series may no longer be able to access one or more Trading Advisors available through commodity pools on the Galaxy Plus Platform. The inability to gain exposure to Trading Advisors through the Galaxy Plus Platform may materially affect the performance of a Series. Each Series is subject to certain risks related to the operation and administration of the Galaxy Plus Platform by Gemini as a result of its investment in one or more commodity pools on the Galaxy Plus Platform. The investment of each Series in a commodity pool may be adversely affected due to possible human error or fraud on the part of an employee or agent of Gemini, prohibited trading activity by a commodity pool’s Trading Advisors due to a lack of internal controls or failed trading systems, Gemini’s noncompliance with applicable laws, rules and regulations and external events such as service provider failure, hardware or software failure or acts of god.

In addition, as the use of technology increases, each Series may be more susceptible to operational risks through breaches in cyber security. A breach in cyber security refers to both intentional and unintentional events that may cause the Series to lose proprietary information or operational capacity or suffer data corruption. As a result, each Series may incur regulatory penalties, reputational damage, additional compliance costs associated with corrective measures, and/or financial loss. In addition, cyber security breaches of the Series’ third party service providers or issuers in which the Series invest may also subject the Series to many of the same risks associated with direct cyber security breaches.

(52)	No Control over Private Fund

It may be difficult, if not impossible, for the Managing Owner to protect the Trust from the risk of a Trading Advisor’s fraud, misrepresentation or material strategy alteration. In addition, the Managing Owner will have no control over the counterparties with which a Galaxy Plus Platform effects transactions.

(53)	Lack of Liquidity of Private Fund Assets

Private Fund assets may, from time to time, consist of securities or other financial instruments or obligations which are thinly traded or for which no market exists or which are restricted as to their transferability under federal or state securities laws. The sale of any such investments may be possible only at substantial discounts. Further, such investments may be extremely difficult to value with any degree of certainty.

Risks Related to the Registrant’s Structure

(54)	Limited Liquidity and Transferability of Units

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

(55)	Limited Ability to Liquidate Investments in Private Funds

There is no public market for an investment in a Private Fund made by the Trust. Such investments cannot be transferred, assigned, pledged or encumbered except on the terms and conditions set forth in the organizational documents of the Private Fund. Although the Trust has the right to redeem such interests as provided in the Galaxy Plus Funds organizational documents, such rights are restricted as provided therein. Galaxy Plus Funds currently offer weekly liquidity with two days prior written notice.

(56)	Compulsory Redemption

The Managing Owner, in its sole discretion, upon 48 hours’ prior written notice to a Unitholder, may compel redemption of any or all of a Unitholder’s Units for any reason.

(57)	Determination of Net Profit and Loss

In order to determine net profits and losses, the investment positions and other assets held by the Trust must be valued. In valuing the Trust’s assets, the Administrator will receive input from third parties (including pricing services, data providers, Brokers) and generally will rely on such information in determining valuations. The Managing Owner will review all valuations and calculations with the Administrator in accordance with the Trust’s valuation policies and procedures. Should these valuations prove to be incorrect, the Trust may experience losses.

(58)	Adjustments

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

(59)	Reserve for Contingent Liabilities

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

(60)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

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

The Managing Owner and the Selling Agent are both owned by Kenmar Olympia, LLC., which could give rise to conflicts of interest because their compensation in each role is based on the Net Asset Value of Units outstanding. Like the employees of the Correspondent Selling Agents, the employees of the Selling Agent may have a conflict of interest between acting in the best interest of their clients and assuring continued compensation to their employer. The Managing Owner, and the Trust’s service providers each have several actual and potential conflicts of interest relating to their respective duties to the Trust.

(61)	Cross Class Liabilities

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

(62)	Substantial Redemptions

In the event that there are substantial redemptions from the Trust, it may be more difficult for the Trust to generate the same level of profits operating on a smaller capital base. Under such circumstances, in order to provide sufficient funds to pay redemptions, the Managing Owner might be required to cause the Registrants Trading Investments to liquidate positions more rapidly than otherwise desirable. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

(63)	Possibility of Termination of the Trust Before Expiration of its Stated Term

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

(64)	Need for Risk Controls and Compliance Procedures

Events during the past few years, including bankruptcy and other adverse financial results of major financial institutions, have focused attention upon the necessity for firms to maintain adequate risk controls and compliance procedures. There is no assurance that the Trust’s controls and procedures will be adequate. These events have also raised concerns as to the manner in which certain exchanges monitor trading activities and implement regulations to protect customer funds.

(65)	No Representation or Other Independent Experts

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust and this offering. The Trust’s legal counsel does not represent prospective investors in connection with this offering. Prospective investors are advised to consult their own independent counsel with respect to the legal and tax implications of an investment in Units.

Regulatory and Other Risks

(66)	Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Trust

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

(67)	CFTC Registrations could be Terminated which could Adversely Affect the Trust

If the CEA registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust.

(68)	Possible Effects of Speculative Position Limits

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

(69)	Compliance with ERISA Restrictions

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

(70)	U.S. Regulation

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

(71)	Unitholders Taxed Currently

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

(72)	Limitation on Deductibility of “Investment Advisory Expenses”

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Registrant expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Registrant.

(73)	Taxation of Interest Income Irrespective of Trading Losses

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

(74)	Possibility of a Tax Audit of Both the Trust and the Unitholders

The tax returns of the Trust may be audited by the IRS. If such an audit results in an adjustment, Unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

(75)	Short-Term Capital Gain

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

Information with respect to the offering of Units and the use of proceeds is incorporated by reference from Note 1 of the Registrant’s 2017 Annual Report to this section, which is filed as an exhibit hereto.

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

The following table sets forth purchases of Managing Owner Units by the Managing Owner during the period from September 28, 2004 (inception) through December 31, 2017.

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

The Managing Owner redeemed all of its Units in the Registrant. As of February 1, 2018, there were 539 holders of record owning 77,410.76 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2013 through December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Registrant for the years ended December 31, 2013 to December 31, 2017. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 58 through 77 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Total revenues (including interest)	$6,252	$(41,059)	$(805,423)	$(2,100,266)	$(5,510,870)
Net (loss)	$(608,288)	$(617,026)	$(1,622,869)	$(3,411,290)	$(8,917,010)
Net (loss) per weighted average Unit - Class I	$(5.34)	$(4.93)	$(10.37)	$(12.94)	$(11.94)
Net (loss) per weighted average Unit - Class II	$(6.79)	$(3.63)	$(9.88)	$(15.47)	$(11.26)
Net (loss) per weighted average Unit - Class III	$(6.97)	$—	$—	$—	$—
Total assets	$6,486,901	$8,727,414	$11,358,232	$16,017,709	$56,513,743
Net Asset Value per Unit - Class I	$67.18	$74.05	$78.87	$89.33	$93.80
Net Asset Value per Unit - Class II	$81.96	$88.67	$92.65	$102.94	$106.03
Net Asset Value per Unit - Class III	$92.10	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Managing Owner has evaluated the Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported in the statements of operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. The Registrant considers its investments in publicly-traded mutual funds to be based on quoted prices in active markets for identical assets (Level 1) and inputs other than quoted market prices that are observable for asset or liability, either directly or indirectly (level 2). Level 3 inputs reflect the Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. The Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. The Registrant does not currently have any investments valued using Level 3 inputs.

The investment in Affiliated Investment Funds is reported in the Registrant’s statements of financial condition and is considered a Level 2 investment. In determining the level, the Registrant considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restriction on the disposition of the investment. The Registrant also considers the nature of the portfolios of the underlying Affiliated Investment Funds and their ability to liquidate their underlying investments. The Registrant has the ability to redeem its investments at the reported net asset valuation as of the measurement date (see Note 7 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto) and classified its investment in Affiliated Investment Funds as Level 2 using the fair value hierarchy. Fair value ordinarily is the value determined for the Affiliated Investment. The Registrants Trading Investments are reported at fair value in the Registrant’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Registrants Trading Investments in accordance with the fund’s valuation policies and reported at the time of the Registrant’s valuation by the management of the funds. Generally, the fair value of the Registrants Trading Investments represents the amount that the Registrant could reasonably expect to receive if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

Of the Registrant’s investments at December 31, 2017, $163,470 or 2.65 % were classified as Level 1 and a majority of the remainder of Net Asset Value $4,736,849 or 76.70% was invested in Registrants Trading Investments as Level 2. Of the Registrant’s investments at December 31, 2016, $1,724,151 or 20.46 % were classified as Level 1 and $6,581,469 or 78.11% as Level 2. There were no Level 3 investments at December 31, 2017 or 2016 nor any portion of the interim periods.

The Registrant invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services LLC as transfer agent for Double Line funds, at December 31, 2017 and 2016. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

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

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to December 31, 2017 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Year Ended December 31, 2017

Subscriptions of Limited Units for the year ended December 31, 2017 were $4,390,827. Redemptions of Limited Units for the year ended December 31, 2017 were $6,031,895. Subscriptions were related to the issuance of Class III units.

Year Ended December 31, 2016

Subscriptions of Limited Units for the year ended December 31, 2016 were $0. Redemptions of Limited Units for the year ended December 31, 2016 were $2,161,644.

Year Ended December 31, 2015

Subscriptions of Limited Units for the year ended December 31, 2015 were $0. Redemptions of Limited Units for the year ended December 31, 2015 were $2,817,621.

Liquidity

A portion of the Registrant’s net assets is held in cash, as the Registrant invests its assets in notionally Funded Registrant Trading Investments.

Commodity contracts exposed to indirectly through the Registrants Trading Investments may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through the Registrants Trading Investments to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Registrants Trading Investments, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. See Note 10 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto, for further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through Registrants Trading Investments.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017

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

Year Ended December 31, 2017

As of December 31, 2017, the allocation of the Registrant’s assets, through its investment in Galaxy Plus funds, trading strategy was as follows:

Fund	Trading Strategy
ADG Systematic Macro Feeder Fund (530) LLC (“ADG”)	Multi-strategy program
Fort Contrarian Feeder Fund (510) LLC (“FORT”	Trend follower
QIM Feeder Fund (526) LLC (“QIM”)	Trend follower

Year Ended December 31, 2016

As of December 31, 2016, the allocation of the Registrant’s assets, through its investment in Affiliated Investment Funds, to major sectors was as follows:

Sector	Allocation

Currencies	26.46%
Energies	4.52%
Grains	2.86%
Indices	9.01%
Interest Rates	39.73%
Metals	17.42%

TOTAL	100%

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

Year Ended December 31, 2017

The Net Asset Value per Unit of Class I as of December 31, 2017 was $67.18, a decrease of $6.87 from the December 31, 2016 Net Asset Value of $74.05.

The Net Asset Value per Unit of Class II as of December 31, 2017 was $81.96, a decrease of $6.71 from the December 31, 2016 Net Asset Value of $88.67.

The Net Asset Value per Unit of Class III as of December 31, 2017 was $92.10, a decrease of $7.90 from its original subscription on February 1, 2017.

The following table discloses each Registrants Trading Investments contribution to the Net Asset Values of Class I, Class II and Class III as of December 31, 2017, as well as the allocation of the Registrant’s assets to each Registrants Trading Investments at December 31, 2017. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2017 and is based on the average contribution per Registrants Trading Investments and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		WMT III Series J - Class III		Allocation of Assets as of
Beginning UNAV	74.05	Beginning UNAV	88.67	Beginning UNAV	100.00	December 31, 2017
CTA Choice FRT	(0.76)	CTA Choice FRT	(0.93)	CTA Choice FRT	(0.02)	0.00%
CTA Choice ISAT	0.13	CTA Choice ISAT	0.16	CTA Choice ISAT	0.18	0.00%
CTA Choice KEY	(3.13)	CTA Choice KEY	(3.79)	CTA Choice KEY	(3.15)	0.00%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Galaxy Plus ADG	(0.12)	Galaxy Plus ADG	(0.15)	Galaxy Plus ADG	(0.17)	32.22%
Galaxy Plus FORT	0.76	Galaxy Plus FORT	0.92	Galaxy Plus FORT	1.04	25.87%
Galaxy Plus QIM	0.67	Galaxy Plus QIM	0.81	Galaxy Plus QIM	0.91	41.91%
Net Expenses	(4.75)	Net Expenses	(4.12)	Net Expenses	(6.70)
ENDING UNAV	67.18	ENDING UNAV	81.96	ENDING UNAV	92.10	100.00%

The Registrant’s average net asset level for the December 31, 2017 was approximately $8,316,000 , a decrease of approximately $464,000  as compared to the year ended December 31, 2016, primarily due to the effect of investor redemptions and negative trading performance during the year.

The Registrant’s performance for Class I, Class II and Class III for the December 31, 2017 was (9.28) %, (7.57) % and (7.90) %, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total gain from its investment in securities for the year ended December 31, 2017 was approximately $12,000.

The Registrant’s total loss from its investment in Registrants Trading Investments for the year ended December 31, 2017 was approximately $157,000 and total gain from its investments in Private Funds for the year ended December 31, 2017 was approximately $124,280.

Dividend income for the year ended December 31, 2017 was approximately $27,000 a decrease of approximately $24,000 as compared to the Year-To-Date 2016. For a further discussion of these investments, see Note 2 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

Management fees to the Managing Owner for the year ended December 31, 2017 were approximately $104,000, a increase of approximately $55,000 as compared to the year ended December 31, 2016, primarily due to issuance of Class III Units in the Registrant.

Service fees for the year ended December 31, 2017 were approximately $204,000, a increase of approximately $27,000 as compared to the year ended December 31, 2016, primarily due to issuance of Class III Units in the Registrant.

Sales commissions for the year ended December 31, 2017 were approximately $48,000, a decrease of approximately $52,000 as compared to the year ended December 31, 2016, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the year ended December 31, 2017 was approximately $32,000, a increase of approximately $9,000 as    compared to the year ended December 31, 2016. For a further discussion of this fee, see Note 4 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

Operating expenses were approximately $279,000 for the year ended December 31, 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

General and administrative expenses borne by the Managing Owner and affiliates were approximately $52,000 for the year ended December 31, 2017.

Offering costs were approximately $0 for the year ended December 31, 2017.

Year Ended December 31, 2016

The Net Asset Value per Unit of Class I as of December 31, 2016 was $74.05, a decrease of $4.82 from the December 31, 2015 Net Asset Value of $78.87.

The Net Asset Value per Unit of Class II as of December 31, 2016 was $88.67, a decrease of $3.98 from the December 31, 2015 Net Asset Value of $92.65.

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2016, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2016. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2016 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

WMT III Series J - Class I		WMT III Series J - Class II		Allocation of Assets as of
Beginning UNAV	$78.87	Beginning UNAV	$92.65	December 31, 2016
CTA Choice FRT	0.74	CTA Choice FRT	0.87	21.80%
CTA Choice KEY	(0.27)	CTA Choice KEY	(0.23)	24.15%
CTA Choice QNTM	(2.16)	CTA Choice QNTM	(2.35)	25.09%
CTA Choice RDOK	0.97	CTA Choice RDOK	1.32	28.96%
Net Expenses	(4.10)	Net Expenses	(3.59)
ENDING UNAV	$74.05	ENDING UNAV	$88.67	100.00%

The Registrant’s average net asset level for the year ended December 31, 2016 was approximately $9,740,000, a decrease of approximately $3,840,000 as compared to the year ended December 31, 2015, primarily due to the effect of investor redemptions and negative trading performance during the year.

The Registrant’s performance for Class I and Class II for the year ended December 31, 2016 was (6.10) % and (4.30)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

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

The following table discloses each Trading Advisor’s contribution to the Net Asset Values of Class I and Class II as of December 31, 2015, as well as the allocation of the Registrant’s assets to each Trading Advisor at December 31, 2015. The table is based on the effect of a Unitholder that held Units for the full calendar year ending December 31, 2015 and is based on the average contribution per Trading Advisor and net expenses for the relevant Class of Units.

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

The Registrant’s performance for Class I and Class II for the year ended December 31, 2015 was (11.71) % and (10.00) %, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

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

An administrative services fee, which is indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the year ended December 31, 2015 was approximately $39,000, a decrease of approximately $20,000 as compared to the year ended December 31, 2014, primarily due to the decrease in the average net asset level discussed above. For a further discussion of this fee, see Note 4 of the Registrant’s 2015 Annual Report..

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through December 31, 2017.

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

The Registrant’s direct contractual obligations are with the Managing Owner, and indirectly through the Registrants Trading Investments. Trading Advisor management, incentive, trading, operational and administrative fees payable by the Registrant to the Registrants Trading Investments are disclosed and calculated in the respective offering documents. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons.

Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

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

The Registrant rapidly acquires and liquidates both long and short positions indirectly through its Registrants Trading Investments in a wide range of different markets. Consequently, it is not possible to predict how a particular futures market scenario will affect performance, and the Registrant’s past performance is not necessarily indicative of its future results.

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

The Registrant’s risk exposure in the various market sectors traded by the Trading Advisors indirectly accessed through the Registrants Trading Investments is quantified below in terms of Value at Risk. Due to the Registrant’s mark-to-market accounting, any loss in the fair value of the Registrant’s open positions is directly reflected in the Registrant’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Affiliated Investment Funds at December 31, 2017 and 2016. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At December 31, 2017 and 2016, the Registrant had total capitalizations of approximately $6 million and $8 million, respectively.

	December 31, 2017
		% of Total
Fund	Value at Risk	Capitalization
ADG Systematic Macro Feeder Fund (530) LLC	$33,459	2.2%
Fort Contrarian Feeder Fund (510) LLC	31,380	3.7%
QIM Feeder Fund (526) LLC	56,582	8.0%

	$121,421	13.9%

	December 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Interest rates	$146,203	1.7%
Currencies	272,546	3.2%
Commodities	213,901	2.6%
Stock indicies	292,694	3.5%

	$925,344	11.0%

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

Based on the trading value at risk during the year ended December 31, 2017, the Registrant experienced a net increase of 2.9% in its value at risk of 13.9%, relative to capitalization levels, as compared with the trading value at risk of 11.0% at December 31, 2016.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors accessed through the Registrants Trading Investments attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

The Managing Owner shall automatically terminate the Registrants Trading Investments if the Net Asset Value of the Registrant declines by 40% during any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that the Registrant will liquidate its positions, and eventually dissolve, if the Registrant experiences a decline in the Net Asset Value of 50% in any year or since the commencement of trading activities. In each case, the decline in Net Asset Value is after giving effect for contributions, distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of the Registrant.

Qualitative Disclosures Regarding Non-Trading Risk Exposures

As of December 31, 2017, the Registrant did not have any non-trading market risk as its cash balances were all in USD.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are incorporated by reference to pages 58 through 77 of the Registrant’s 2017 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017:

Total revenues (losses) (including interest)	$278,264	$(335,679)	$(60,990)	$133,657

Total revenues (losses) (including interest) less commissions	$278,264	$(335,679)	$(60,990)	$133,657

Net income (loss)	$78,876	$(499,785)	$(195,154)	$7,775

Net income (loss) per weighted average Unit – Class I	$(0.31)	$(3.67)	$(1.94)	$(6.78)

Net income (loss) per weighted average Unit – Class II	$0.24	$(5.54)	$(2.03)	$(4.32)

Net income (loss) per weighted average Unit – Class III	$2.58	$(6.93)	$(2.88)	$0.03

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016:

Total revenues (losses) (including interest)	$(101,752)	$398,218	$(419,285)	$81,760

Total revenues (losses) (including interest) less commissions	$(101,752)	$398,218	$(419,285)	$81,760

Net income (loss)	$(271,689)	$253,823	$(552,864)	$(46,296)

Net income (loss) per weighted average Unit – Class I	$(1.98)	$1.89	$(4.44)	$(6.43)

Net income (loss) per weighted average Unit – Class II	$(1.74)	$2.63	$(4.74)	$(0.01)

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner has evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2017. Based upon such evaluation, the Managing Owner’s President has concluded that, as of December 31, 2017, the Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Registrant’s management the Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Managing Owner concluded that the Registrant’s internal controls over financial reporting were effective as of December 31, 2017.

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

Attestation Report of the Registered Public Accounting Firm

The Registrant’s 2017 Annual Report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in the Registrant’s 2017 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Code of Professional Conduct

The Managing Owner has adopted a Code of Professional Conduct for its President (who, in these capacities, function as the Principal Executive Officer and Principal Financial/Accounting Officer, respectively, of the Registrant), A copy of the Code of Professional Conduct is attached as an exhibit hereto.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Kenmar Preferred Investments, LLC serves as Managing Member of the Registrant. The Board of Directors of the Managing Member has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee.

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

As of February 1, 2018, Kenmar Preferred owns 0 Managing Owner Units.

As of February 1, 2018, the following investor beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class I issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Richard L White	2156.4076	5.77%
Robert L McNeil	2039.3165	5.46%

As of February 1, 2018, the following investors beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class II issued by the Registrant.

Investor	Units	% Ownership of Class/Series
Pamela Hamlin Jefferies	2447.9725	47.94%
J Timothy Camp (IRA)	632.3866	12.38%
Angelo Pignataro	439.5365	8.61%
The Marianne Habershaw Trust	330.0000	6.46%
Charles E Rehm	262.4923	5.14%

As of February 1, 2018, there we no investors who beneficially owned more than five percent (5%) of the outstanding Limited Units of Series J, Class III issued by the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments, LLC serves as the Registrant’s Managing Owner. The Registrant will pay to the Managing Owner in advance a monthly management fee based on the Net Asset Value of the Registrant as of the beginning of each month.

The Registrant paid a monthly administrative services fee indirectly to Clarity through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. Such fee terminated with effect on September 30, 2017.

The Registrant reimburses the Managing Owner on a monthly basis for certain legal, accounting, administrative, and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of the Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2017, 2016 and 2015, the Registrant reimbursed the Managing Owner $90,325, $80,493 and $136,564 respectively, for all related party services provided by the Managing Owner’s personnel on behalf of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s principal accountant was EisnerAmper LLP (“EisnerAmper”) for the period October 15, 2007 through March 24, 2016. We have been advised by EisnerAmper that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

On March 25, 2016, the Managing Member of the Registrant, dismissed EisnerAmper as the registered public accounting firm for the Registrant. The report on the Registrant’s financial statements for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles.

On May 4, 2016, the Managing Member, on behalf of the Registrant, approved the engagement of Arthur F. Bell, Jr. & Associates, L.L.C. (“Arthur Bell”) as the registered public accounting firm for the Registrant. We have been advised by Arthur Bell that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates. The report on the Registrant’s Financial statements as of and for the Fiscal year ended December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles.

On November 20, 2017, the Managing Member, on behalf of the Registrant, approved the engagement of AJSH & Co LLP (“AJSH”) and dismissed Arthur Bell as the registered public accounting firm for the Registrant. We have been advised by AJSH that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by AJSH and Arthur Bell and EisnerAmper totaled approximately $15,000 and $66,000 and $6,057 for 2017 and 2016, respectively, including fees associated with the review of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to the Registrant by AJSH, Arthur Bell and EisnerAmper totaled $0 and $0 for 2017 and 2016, respectively.

(c) Tax Fees

Fees for tax services performed by Arthur Bell totaled approximately $7,000 and $7,000 for 2017 and 2016, respectively.

(d) All Other Fees

The other fees billed to the Registrant by AJSH, Arthur Bell and EisnerAmper for 2017 and 2016 totaled $0.

Because the Registrant has no audit committee, the Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee of the Managing Owner. The Internal Controls and Disclosure Committee has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Registrant. Consequently, all audit and permitted non-audit services provided by are approved by the Internal Controls and Disclosure Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2017 Annual Report which is filed as an exhibit hereto

		Affirmation of the Commodity Pool Operator	54

		Report of Independent Registered Public Accounting Firm - AJSH & Co LP.	55

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr & Associates, L.L.C.	56

		Report of Independent Registered Public Accounting Firm – EisnerAmper LLP.	57

		Financial Statements:

		Statements of Financial Condition – December 31, 2017 and 2016	58

		Condensed Schedules of Investments – December 31, 2017 and 2016	59

		Statements of Operations – For the years ended December 31, 2017, 2016 and 2015	60

		Statements of Changes in Unitholders’ Capital For the years ended December 31, 2017, 2016 and 2015	61

		Notes to Financial Statements	62-77

	2.	Financial Statements Schedules

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

December 31, 2017

WORLD MONITOR TRUST III – SERIES J

WORLD MONITOR TRUST III SERIES J
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2017 is accurate and complete.

James Parrish, President of the Managing Owner,
Kenmar Preferred Investments, LLC
WORLD MONITOR TRUST III SERIES J

Chartered Accountants (Formerly known as “AJSH & Co.” converted and registered as LLP on 11-04-2016 vide LLPIN: AAG-1471)	C-7/227, Sector-7, Rohini New Delhi-110085 +91 11 45596689 Web : www.ajsh.in E-mail: info@ajsh.in

Report of Independent Registered Public Accounting Firm

To the Unitholders of World Monitor Trust III – Series J

Opinion on the Financial Statements

We have audited the accompanying financial statements of World Monitor Trust III – Series J (the “Trust”), which comprises of the statement of financial condition, including the condensed schedule of investments, as of December 31, 2017, the related statements of operations, changes in unitholders’ capital (net asset value) for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017, and the results of their operations and the changes in its net asset value for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

AJSH & Co LLP

We have served as the Trust’s Auditor since the year 2018.

New Delhi, India

April 16, 2018

201 International Circle, Suite 400	Toll Free: 855.787.0001
Hunt Valley, Maryland 21030	Telephone: 410.771.0001
www.arthurbellcpas.com	Fax: 410.785.9784

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

Hunt Valley, Maryland

March 30, 2017

EisnerAmper LLP 750 Third Avenue New York, NY 10017 T 212.949.8700 F 212.891.4100 www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Unitholders of
World Monitor Trust III - Series J

We have audited the statements of operations and changes in unitholders’ capital of World Monitor Trust III – Series J (the “Series J”) for the year ended December 31, 2015. The financial statements are the responsibility of Series J’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of World Monitor Trust III - Series J’s operations for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 23, 2016

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF FINANCIAL CONDITION
December 31, 2017 and 2016

	2017	2016
ASSETS

Cash and cash equivalents (see Note 2)	$1,533,764	$6,727
Investment in securities, at fair value (cost $163,284 and $1,742,339 at December 31, 2017 and 2016, respectively)	163,470	1,724,151
Investment in Affiliated Investment Funds, at fair value	0	6,581,469
Investment in Private Funds, at fair value	4,736,849	0
Receivable from Managing Member	52,435	0
Receivable from Affiliated Investment Funds	0	415,067
Total assets	$6,486,518	$8,727,414

LIABILITIES
Accrued expenses payable	$55,217	$77,088
Payable to Affiliated Investment Funds	0	165,209
Service fees payable (see Note 5)	34,670	12,526
Redemptions payable	220,554	47,158
Total liabilities	310,441	301,981

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 37,528,608 and 106,116.029 Units outstanding at December 31, 2017 and 2016 respectively	2,521,293	7,858,343
Class II Units:
Unitholders’ Units - 5,253.004 and 6,395.489 Units outstanding at December 31, 2017 and 2016, respectively	430,526	567,090
Class III Units:
Unitholders’ Units - 35,009.245 and 0 Units outstanding at December 31, 2017 and 2016, respectively	3,224,258	0
Total Unitholders’ capital (Net Asset Value)	6,176,077	8,425,433
Total liabilities and Unitholders’ capital	$6,486,518	$8,727,414

NET ASSET VALUE PER UNIT
Class I	$67.18	$74.05
Class II	$81.96	$88.67
Class III	$92.10	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2017 and 2016

	2017		2016

	Fair Value		Fair Value as
	as a % of		a % of
	Unitholders’		Unitholders’
	Capital	Fair Value	Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
Doubleline Low Duration Bond Fund Class I (shares 16,398.136 and 172, 242.897 at December 31, 2017 and 2016, respectively)	2.65%	163,470	20.46%	1,724,151

Total investment in securities (cost $163,284 and $1,742,339 at December 31, 2017 and 2016 respectively)	2.65%	$163,470	20.46%	$1,724,151

Investment in Affiliated Investment Funds:
CTA Choice FRT	0.00%	0	15.57%	1,312,138
CTA Choice KEY	0.00%	0	24.43%	2,058,275
CTA Choice QNTM	0.00%	0	24.91%	2,098,905
CTA Choice RDOX	0.00%	0	13.20%	1,112,151

Total investment in Affiliated Investment Funds	0.00%	$0	78.11%	$6,581,469

Investment in Private Funds:
ADG Systematic Macro Feeder Fund (530) LLC	24.71%	1,526,112	0.00%	0
Fort Contrarian Feeder Fund (510) LLC	19.84%	1,225,398	0.00%	0
QIM Feeder Fund (526) LLC	32.15%	1,985,339	0.00%	0

Total investment in Private Funds	76.70%	$4,736,849	0.00%	$0

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
INVESTMENT INCOME
Interest income	$0	$0	$14
Dividend income	27,270	51,029	57,580
Total investment income	27,270	51,029	57,594
EXPENSES
Management fees to Managing Owner	104,469	49,867	68,962
Managing Owner interest earned on Certain Investment Funds (see Note 4)	32,189	41,312	12,381
Service fees - Class I Units (see Note 5)	203,971	176,769	247,636
Sales commission	47,720	99,734	137,854
Offering costs	0	0	0
Operating expenses	278,626	208,286	350,613
Total expenses	666,975	575,968	817,446
General and administrative expenses borne by the Managing Owner and affiliates	(52,435)	0	0
Net expenses	614,540	575,968	817,446
Net investment (loss)	(587,270)	(524,939)	(759,852)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized (loss) on investment in securities	(6,279)	(14,543)	(64,120)
Net change in unrealized appreciation on investment in securities	18,374	20,811	70,795
Net gain from investment in securities	12,095	6,268	6,675

Total (loss) from Investments in Affiliated Funds	(157,393)	(98,356)	(869,692)
Total gain from Investments in Private Funds	124,280	0	0
Total (loss) on Investment in Private and Affiliated Funds	(33,113)	(98,356)	(869,692)
Total (loss) on Investment	(21,018)	(92,088)	(863,017)

NET (LOSS)	$(608,288)	$(617,027)	$(1,622,869)

NET INCOME LOSS PER WEIGHTED AVERAGE UNITHOLDER
Net loss per weighted average Unitholder
Class I	$(5.34)	$(4.93)	$(10.37)
Class II	$(6.79)	$(3.63)	$(9.88)
Class III	$(6.97)	$0	$0
Weighted average number of Units outstanding
Class I	57,249.840	119,862.374	148,445.168
Class II	5,859.445	7,083.891	8,495.835
Class III	37,706.399	0.000	0.000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Years Ended December 31, 2017, 2016 and 2015

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Unitholders’ capital at December 31, 2014	164,636.17	$14,707,477	9,103.87	$937,117	—	$—	173,740.04	$15,644,594
Redemptions	(32,407.30)	(2,740,091)	(732.03)	(77,530)	—	—	(33,139.33)	(2,817,621)
Net (loss)		(1,538,932)		(83,937)		—		(1,622,869)
Unitholders’ capital at December 31, 2015	132,228.87	$10,428,454	8,371.84	$775,650	—	$—	140,600.71	$11,204,104
Redemptions	(26,112.84)	(1,978,818)	(1,976.35)	(182,826)	—	—	(28,089.19)	(2,161,644)
Net (loss)		(591,293)		(25,734)		—		(617,027)
Unitholders’ capital at December 31, 2016	106,116.03	$7,858,343	6,395.49	$567,090	—	$—	112,511.52	$8,425,433
Additions	—	—	—	—	43,908.27	4,390,827	43,908.27	4,390,827
Redemptions	(68,587.41)	(5,031,509)	(1,142.48)	(96,792)	(8,899.00)	(903,595)	(78,628.89)	(6,031,896)
Net (loss)		(305,540)		(39,772)		(262,975)		(608,288)
Unitholders’ capital at December 31, 2017	37,528.62	$2,521,294	5,253.01	$430,526	35,009.27	$3,224,257	77,790.90	$6,176,077

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION

A.	General Description of the Trust

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

Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of Kenmar Preferred, serves as the managing member for CTA Choice Fund LLC (“CTA Choice”). CTA Choice is a Delaware limited liability company which consists of multiple segregated series, each established pursuant to a separate Certificate of Designation prepared by Clarity. Each series maintains separate and distinct records. The assets associated with each series, and the liabilities and obligations incurred with respect to a particular series are enforceable only against the assets of that series. Effective September 30, 2017 the Registrant terminated investments in CTA Choice.

Kenmar Global Investment Management, LLC (the “Asset Allocator”), an affiliate of the Managing Owner, was the Asset Allocator of CTA Choice prior to March 30, 2016. On March 30, 2016, Kenmar Global Investment Management, LLC was put into liquidation effective December 31, 2015, and Clarity was appointed as the Asset Allocator of CTA Choice. Pursuant to the Investment Management Agreements (formerly Asset Allocation Agreements) between the Managing Owner, the Asset Allocator, and each interestholder, the Asset Allocator determines the trading level of each interestholder’s assets and reallocates among the separate series of CTA Choice as agreed upon with the Trading Advisors. Effective September 30, 2017 the Registrant terminated investments in CTA Choice and by reference the Asset Allocation agreement.

The Trust expects to access the Advisors in the future through various series of Galaxy Plus. Galaxy Plus is an “umbrella fund” having multiple series, each of which is referred to herein as a “Galaxy Fund.” Each Galaxy Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. Gemini Alternative Funds, LLC, a Nebraska limited liability company, is the managing member of Galaxy Plus.

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Series J allocated a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”) through CTA Choice, for which such allocations are rebalanced quarterly. Through September 30, 2017, Series J allocated its Allocated Assets to each Trading Advisor, which managed and made trading decisions with respect to those Allocated Assets (see below table). The Managing Owner may terminate any current Trading Advisor or select new trading advisors from time to time at its sole discretion in order to achieve the goals of Series J. In the future, the Managing Owner may determine to access certain Trading Advisors through separate investee pools.

Each Trading Advisor listed below is referred to herein as an “Affiliated Investment Fund” and collectively referred to herein as the “Affiliated Investment Funds” and each Trading Advisor listed below is referred to herein as an “Private Fund” and collectively referred to herein as the “Private Funds”:

Affiliated Investment				Termination
Fund	Trading Advisor	Trading Program	Start Date	Date
CTA Choice FRT (“FRT”)	Fort, L.P.	Global Diversified Program	8/1/2014	9/30/2017
CTA Choice ISAT (“ISAT”)	DeepField A.G	Singularity Program	2/1/2017	9/30/2017
CTA Choice KEY (“KEY”)	KeyQuant S.A.S	Key Trends Program	1/1/2016	9/30/2017
CTA Choice QNTM (“QNTM”)	Quantmetrics Capital Management LLP	QM Multi Strategy Program	5/1/2015	1/31/2017
CTA Choice RDOK (“RDOK”)	Red Oak Commodity Advisors, Inc.	Fundamental Trading Program	12/1/2012	1/31/2017

Termination
Private Fund	Trading Advisor	Trading Program	Start Date	Date
ADG Systematic Macro Feeder Fund (530) LLC (“ADG”)	ADG Capital Management, L.L.C.	Systematic macro strategy program	10/1/2017
Fort Contrarian Feeder Fund (510) LLC (“FORT”)	Fort L.P.	Systematic, trend-anticipating trading program	10/1/2017
QIM Feeder Fund (526)LLC (“QIM”)	Quantitative Investment Management, L.L.C.	Short to medium-term trading strategy program	10/1/2017

Effective October 1, 2017 the Registrant allocated assets to Galaxy Plus Funds which together with Affiliated Investment Funds (“Registrant Trading Investments”) dependent on the time period the Registrant effects exposure indirectly to various Trading Advisors.

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

As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an independent agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust, indirectly through the Registrant Trading Investments, executes transactions.

C.	The Offering

Series J offered units (the “Units”) in three classes (each, a “Class”) – Class I, Class II and Class III.

Up to $281,250,000 Series J, Class I and $93,750,000 Series J, Class II and $4,390,827 Series J, Class III Units were being offered (totaling $379,390,827) (“Subscription Maximum”). Units were being offered to investors who met certain established suitability standards. Prior to November 30, 2008, investments required a minimum aggregate initial subscription of $5,000 and $2,000 for certain Benefit Plan Investors (including IRAs), although the minimum purchase for any single series was $500.

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

Certain amounts in the financial statements for the year ended December 31, 2015 was reclassified to conform with the presentation of the financial statements for the years ended December 31, 2017 and 2016. The reclassification did not have any material impact on the financial statements.

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

There are no Level 3 investments on December 31, 2017 or 2016, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. Series J’s investments in affiliated investment funds and private funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds and Private Funds are excluded from the fair value hierarchy below.

	Level 1	Level 2	Level 3	Total
December 31, 2017

Assets:
Investment in securities, at fair value	$163,470	$0	$0	$163,740

	Level 1	Level 2	Level 3	Total
December 31, 2016

Assets:
Investment in securities, at fair value	$1,724,151	$0	$0	$1,724,151

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense. The 2014 through 2017 tax years generally remain subject to examination by U.S. Federal and most tax authorities.

There have been no differences between the tax basis and book basis of assets, liabilities or Unitholders’ capital since inception of Series J.

D.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee and upfront sales commissions further discussed in Note 5) are allocated pro rata to the Class I Units, Class II Units and Class III Units monthly based on the Units outstanding during the month. Class I Units are charged with the service fee and upfront sales commission applicable to such Units. Distributions (other than redemptions of Units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Unitholders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through December 31, 2017, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J.

Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through December 31, 2017, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner.

Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner.

During the years ended December 31, 2017 and 2016, Series J’s did not incur any offering cost.

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

H.	Investment in Private Funds

The investment in Galaxy Plus Funds is reported at fair value in Series J’s statements of financial condition. As a practical expedient, fair value ordinarily is the fund’s net asset value as determined for the Galaxy Plus Funds in accordance with the fund’s valuation policies and reported at the time of Series J’s valuation by the management of the funds. Generally, the fair value of Series J’s investment in Galaxy Plus Funds represents the amount that Series J could reasonably expect to receive from the Galaxy Plus Funds if Series J’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that Series J believes to be reliable

I.	New Accounting Pronouncement

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of December 31, 2017 and December 31, 2016, were $12,865 and $9,780, respectively.

	2017	2016	2015
Management fees to Managing
Owner	$104,469	$49,867	$68,962
Managing Owner interest earned on Certain Investment Funds	32,189	41,312	12,381

Operating expenses	90,325	80,893	136,564
General and administrative expenses borne by the Managing Owner and its affiliates	(52,435)	0	0
Total	$174,548	$172,072	$217,907

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month Class I and Class II (See Note 3). Class III also pays a management fee to the Managing Owner. The Class III management fee and operating expense cap (see Note 9) are both calculated on the Net Asset Value of Class III at rates of 6.0% and 1.5% per annum, respectively. In addition, Class III’s portion of the Service Fees, which are paid by Class III Units, are deducted from the management fee to be paid by Class III Units to the Managing Owner.

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at December 31, 2017 and 2016. The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. For the years ended December 31, 2017, 2016 and 2015, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $32,189, $41,312, and $12,381, respectively.

Series J pays a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. For the years ended December 31, 2017, 2016 and 2015, the administrative services fee earned indirectly totaled $19,568, $29,628 and $39,467, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, the Service Fee – Class I and Class III Units is composed of the following:

	2017	2016	2015
Monthly 1/12th of 2% service fee calculated on all Class I and Class III Units	$209,574	$186,188	$258,694
Initial up-front 2% sales commissions	0	0	0
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(5,603)	(9,419)	(11,058)
Total	$203,971	$176,769	$247,636

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

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the years ended December 31, 2017, 2016 and 2015, Series J directly paid the Selling Agent sales commission of $47,720, $99,734, and $137,854, respectively.

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

Series J indirectly pays its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. For the years ended December 31, 2017, 2016 and 2015, Series J indirectly paid administrator fees totaling $57,743, $68,797 and $90,811, respectively.

Series J also pays administrator fees directly to the Administrators. For the years ended December 31, 2017, 2016 and 2015, Series J directly paid the Administrators administrator fees of $6,286, $8,756 and $25,000, respectively.

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

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT AND PRIVATE FUNDS

Through September 30, 2017, Series J invested a portion of its assets in Affiliated Investment Funds. Series J fully redeemed from the Affiliated Investment Funds as of September 30, 2017. Series J’s investment in Affiliated Investment Funds represents 0% and 78.11% of the Net Asset Value of Series J at December 31, 2017 and December 31, 2016, respectively. Series J’s investment in Private Funds represents 76.70% and 0.00% of the Net Asset Value of Series J at December 31, 2017 and 2016, respectively.

The investment in Private Funds is reported in Series J’s statements of financial condition at fair value. Series J records its proportionate share of income or loss in the statements of operations. The investments are subject to the terms of the organizational and offering documents of the Private Funds. The following tables summarize the change in net asset value (fair value) of Series J’s investment in affiliated investment funds and Private Funds for the years ended December 31, 2017 and 2016:

	Net asset value				Net asset value
	December 31, 2016	Purchases	Loss	Redemptions	December 31, 2017
Investment in Affiliated Investment Funds	$6,581,469	$5,254,348	$(157,393)	$(11,678,424)	$0

	Net asset value				Net asset value
	December 31, 2016	Purchases	Gain	Redemptions	December 31, 2017
Investment in Private Funds	$0	$4,612,569	$124,280	$0	$4,736,849

	Net asset value				Net asset value
	December 31, 2015	Purchases	Loss	Redemptions	December 31, 2016
Investment in Affiliated Investment Funds	$3,222,888	$7,306,922	$(98,356)	$(3,849,985)	$6,581,469

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENT IN AFFILIATED INVESTMENT AND PRIVATE FUNDS (CONTINUED)

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

The Private Investment Funds are redeemable weekly and require a redemption notice of 2 days. Series J may make additional contributions to or redemptions from the Private Investment Funds on a standard allocation date. The Private Investment Funds engage in trading commodity futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts.

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital	Total Investment
	contribution	Level December 31,
	December 31, 2017	2017
ADG Systematic Macro Feeder Fund (530) LLC	1,526,112	1,526,112
Fort Contrarian Feeder Fund (510) LLC	1,225,398	2,433,059
QIM Feeder Fund (526) LLC	1,985,339	3,919,958
Total	$4,736,849	$7,879,128

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	TRUSTEE

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

B.	Trading Advisor Management and Incentive Fees

Series J paid indirectly through its investment in Affiliated Investment Funds, the following Trading Advisors’ management fees (based on Series J’s Allocated Assets as of each standard allocation date) and incentive fees for achieving “New High Net Trading Profits,” in Series J’s capital accounts within the Affiliated Investment Funds as defined in their respective advisory agreements:

Affiliated Investment Fund	Management Fee	Incentive Fee
CTA Choice FRT	2.00%	20.00%
CTA Choice ISAT*	0.25%	30.00%
CTA Choice KEY	1.00%	20.00%
CTA Choice QNTM*	1.00%	25.00%
CTA Choice RDOK*	2.00%	20.00%
CTA Choice EGLG**	2.00%	25.00%
CTA Choice ELL***	0.00%	30.00%
CTA Choice SCT***/****	0.75%	20.00%
CTA Choice WTN***	1.50%	20.00%

*	Series J fully redeemed from CTA Choice QNTM, CTA Choice ISAT, CTA Choice Key and CTA Choice RDOK as of December 31, 2017.
**	Series J fully redeemed from CTA Choice EGLG as of April 30, 2015.
***	Series J fully redeemed from CTA Choice ELL, CTA Choice SCT and CTA Choice WTN as of December 31, 2015.
****	Series J invested in CTA Choice SCT’s 2x program and pays a management fee of 1.50%.

For the years ended December 31, 2017, 2016 and 2015, the Trading Advisor management fees paid indirectly within each Affiliated Investment Fund based on Series J’s Allocated Assets as of each standard allocation date, of $104,469, $178,662, and $220,796, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Trading Advisor incentive fees paid indirectly within Series J’s investment in Affiliated Investment Funds totaled $1,429, $103,090, and $195,512, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	COSTS, FEES AND EXPENSES (CONTINUED)

C.	Commissions

Series J, indirectly through the commodity trading activity of the Registrant Trading Investments, is obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees. These activities are reflected within the respective net asset value of each of the Registrant Trading Investments.

Note 10.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

No derivative instruments were directly held by Series J as of December 31, 2017 and December 31, 2016. Derivative trading activity is conducted within the Registrants Trading Investments and Series J’s investment in Registrants Trading Investments is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

Series J is exposed to various types of risks associated with the derivative instruments and related markets in which it indirectly invests through its investment in Registrants Trading Investments. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series J’s investment activities (credit risk), including investment in Registrants Trading Investments.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the fair value of their respective investment in Series J and, in certain specific circumstances, distributions and redemptions received.

Market Risk

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among derivative instruments, the liquidity and inherent volatility of the markets in which Series J indirectly invests through its ownership in Registrants Trading Investments.

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

The following information presents per Unit operating performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements:

	Class I			Class II			Class III
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Per Unit Performance
(for a Unit outstanding throughout the entire year)

Net Asset Value per Unit at beginning of year	$74.05	$78.87	$89.33	$88.67	$92.65	$102.94	$100.00	$0.00	$0.00

Loss from operations:
Net realized and change in unrealized gain (loss) (1)	(1.62)	(0.62)	(5.55)	(2.34)	(0.77)	(6.58)	(0.96)	0.00	0.00
Interest income (1)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Dividend income (1)	0.00	0.40	0.36	0.00	0.47	0.43	0.00	0.00	0.00
Expenses (1)(3)	(5.25)	(4.60)	(5.27)	(4.37)	(3.68)	(4.14)	(6.94)	0.00	0.00

Total loss from operations	(6.87)	(4.82)	(10.46)	(6.71)	(3.98)	(10.29)	(7.90)	0.00	0.00
Net Asset Value per Unit at end of year	$67.18	$74.05	$78.87	$81.96	$88.67	$92.65	$92.10	$0.00	$0.00

Total Return (3)	(9.28)%	(6.10)%	(11.71)%	(7.57)%	(4.30)%	(10.00)%	(7.90)%	0.00%	0.00%

Supplemental data

Ratios to average Net Asset Values:
Net investment loss (2)(3)	(7.29)%	(5.22)%	(5.72)%	(5.09)%	(3.41)%	(3.73)%	(7.10)%	0.00%	0.00%
Interest income	(0.41)%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Dividend income	0.00%	0.50%	0.42%	0.00%	0.50%	0.43%	0.00%	0.00%	0.00%
Other expenses(3)	7.70%	5.72%	6.14%	5.09%	3.90%	4.16%	7.10%	0.00%	0.00%

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

From January 1, 2018 through February 28, 2018, there were estimated redemptions of $173,425.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on December 31, 2017.

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC
Managing Owner

	By:	/s/ Jim Parrish	Date: April 16, 2018
Jim Parrish
President
(Principal Executive Officer)