Form 10-Q
period 2018-03-31
World Monitor Trust III - Series J
filed 2018-05-15
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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
MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents (see Note 2)	$1,198,120	$1,533,764
Investment in securities, at fair value (cost $164,322 and $163,284 at March 31, 2018 and December 31, 2017, respectively)	163,529	163,470
Investment in Private Funds, at fair value	4,464,739	4,736,849
Receivable from Managing Member	23,612	52,435
Total assets	$5,850,000	$6,486,518

LIABILITIES
Accrued expenses payable	$52,170	$55,217
Service fees payable (see Note 5)	26,712	34,670
Redemptions payable	254,786	220,554
Total liabilities	333,668	310,441

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 34,122.031 and 37,528,608 Units outstanding at March 31, 2018 and December 31, 2017, respectively	2,151,047	2,521,293
Class II Units:
Unitholders’ Units – 5,106.741 and 5,253.004 Units outstanding at March 31, 2018 and December 31, 2017, respectively	394,548	430,526
Class III Units:
Unitholders’ Units – 34,347.716 and 35,009.245 Units outstanding at March 31, 2018 and December 31, 2017, respectively	2,970,737	3,224,258
Total Unitholders’ capital (Net Asset Value)	5,516,332	6,176,077
Total liabilities and Unitholders’ capital	$5,850,000	$6,486,518

NET ASSET VALUE PER UNIT
Class I	$63.04	$67.18
Class II	$77.26	$81.96
Class III	$86.49	$92.10

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2017 (Unaudited) and December 31, 2017

	March 31, 2018		December 31, 2017
	Fair Value		Fair Value
	as a % of		as a % of
	Unitholders’		Unitholders’
	Capital	Fair Value	Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund (shares 16,402.107 and 16,398.136 at March 31, 2018 and December 31, 2017, respectively)	2.96%	163,529	2.65%	163,740
Total investment in securities (cost $164,322 and $163,284 at March 31, 2018 and December 31, 2017, respectively)	2.96%	$163,529	2.65%	$163,740

Investment in Private Funds:
ADG Systematic Macro Feeder Fund (530) LLC	29.11%	1,606,059	24.71%	1,526,112
Fort Contrarian Feeder Fund (510) LLC	20.90%	1,152,802	19.84%	1,225,398
QIM Feeder Fund (526) LLC	30.92%	1,705,878	32.15%	1,985,339
Total investment in Private Funds	80.93%	$4,464,739	76.70%	$4,736,849

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three months ended March 31,
	2018	2017
INVESTMENT INCOME
Interest income	$0	$0
Dividend income	1,038	8,427
Total investment income	1,038	8,427

EXPENSES
Management fees to Managing Owner	27,550	31,073
Managing Owner interest earned on Certain Investment Funds (see Note 4)	59	10,076
Service fees - Class I Units (see Note 5)	33,720	55,855
Sales commission	7,022	19,257
Operating expenses	59,379	87,883
Total expenses	127,730	204,144

General and administrative expenses borne by the Managing Member and affiliates	23,612	4,756
Net expenses	104,118	199,388
Net investment loss	(103,080)	(190,961)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain (loss) on investment in securities	0	(2,694)
Net change in unrealized (depreciation) appreciation on investment in securities	(979)	7,564
Net gain (loss) from investment in securities	(979)	4,870
Total gain (loss) from Investment in Affiliated Funds	0	264,967
Total change in appreciation (depreciation) from Investment in Private Funds	(272,110)	0
Total gain (loss) on Investment in Private and Affiliated Funds	(272,110)	264,967
Total gain (loss) on investments	(273,089)	269,837
NET INCOME (LOSS)	$(376,169)	$78,876

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$(4.32)	$(0.31)
Class II	$(4.70)	$0.24
Class III	$(5.64)	$2.58

Weighted average number of Units outstanding
Class I	36,052.661	94,484.152
Class II	5,143.307	6,071.706
Class II	34,784.281	41,213.033

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2018
Unitholders’ capital at December 31, 2017	37,528.62	$2,521,294	5,253.01	$430,526	35,009.27	$3,224,257	77,790.90	$6,176,077
Subscriptions								0
Redemptions	(3,406.58)	(214,379)	(146.26)	(11,800)	(661.53)	(57,397)	(4,214.37)	(283,576)
Net gain (loss)		(155,868)		(24,177)		(196,124)		(376,169)
Unitholders’ capital at March 31, 2018	34,122.04	$2,151,047	5,106.75	$394,549	34,347.74	$2,970,736	73,576.53	$5,516,332

Three months ended March 31, 2017
Unitholders’ capital at December 31, 2016	106,116.03	$7,858,343	6,395.49	$567,090	0.00	$0	112,511.52	$8,425,433
Subscriptions		0		0	43,908.27	4,390,827	43,908.27	4,390,827
Redemptions	(17,508.21)	(1,271,403)	(542.21)	(47,374)	(4,400.48)	(461,886)	(22,450.90)	(1,780,663)
Net gain (loss)		(28,847)		1,484		106,239		78,876
Unitholders’ capital at March 31, 2017	88,607.82	$6,558,093	5,853.28	$521,200	39,507.79	$4,035,180	133,968.89	$11,114,473

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

Each Trading Advisor listed below is referred to herein as an “Private Fund” and collectively referred to herein as the “Private Funds”:

Private Fund	Trading Advisor	Trading Program	Start Date	Termination Date
ADG Systematic Macro Feeder Fund (530) LLC (“ADG”)	ADG Capital Management, L.L.C.	Systematic macro strategy program	10/1/2017
Fort Contrarian Feeder Fund (510) LLC (“FORT”)	Fort L.P.	Systematic, trend-anticipating trading program	10/1/2017
QIM Feeder Fund (526) LLC (“QIM”)	Quantitative Investment Management, L.L.C.	Short to medium-term trading strategy program	10/1/2017

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

Although the Net Asset Value is currently below $10 million, as of March 31, 2018, the Managing Owner has not made a determination to terminate Series J.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of March 31, 2017, the condensed statements of operations for the three months ended March 31, 2018 (“First Quarter 2018”) and for the three months ended March 31, 2017 (“First Quarter 2017”) and the condensed statements of changes in Unitholders’ capital for the First Quarter 2018 and the First Quarter 2017 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of March 31, 2018 and the results of its operations for the First Quarter 2018 and First Quarter 2017. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Series J’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2017.

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

There are no Level 3 investments as of March 31, 2018 or December 31, 2017, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. Series J’s investments in affiliated investment funds and private funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds and private funds are excluded from the fair value hierarchy below.

March 31, 2018	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$163,529	$0	$0	$163,529

December 31, 2017	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$163,470	$0	$0	$163,470

B.	Cash and Cash Equivalents

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

E.	Interest

Interest is recorded on an accrual basis.

F.	Offering Costs

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through March 31, 2018, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through March 31, 2018, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner. Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner. During the First Quarter 2017 and 2018, Series J’s did not incur any offering cost.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Investment in Private Funds

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of March 31, 2018 and December 31, 2017 were $9,792 and $12,865 respectively.

	Three months ended March 31,
	2018	2017

Management fees to Managing Owner	$27,550	$31,073
Managing Owner interest earned on Certain Investment Funds	59	10,076
Operating expenses	21,481	25,587
	49,090	66,736
General and administrative expense borne by the Managing Owner and its affiliates	(23,612)	(4,756)
Total	$25,478	$61,980

Note 4.	MANAGING OWNER AND AFFILIATES

The Managing Owner is paid a monthly management fee of 1/12th of 0.5% (0.5% per annum) of Series J’s Net Asset Value at the beginning of each month Class I and Class II (See Note 3). Class III also pays a management fee to the Managing Owner. The Class III management fee and operating expense cap (see Note 3) are both calculated on the Net Asset Value of Class III at rates of 6.0% and 1.5% per annum, respectively. In addition, Class III’s portion of the Service Fees, which are paid by Class III Units, are deducted from the management fee to be paid by Class III Units to the Managing Owner.

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at March 31, 2018 and December 31, 2017.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of March 31, 2018, the loss carry forward amounted to $0. For the First Quarter 2018 and the First Quarter 2017, the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $59 and $10,076, respectively.

Series J paid a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. Investment in affiliated funds and the Clarity agreement have been terminated during the year ended December 31, 2017. For the First Quarter 2018 and the First Quarter 2017, the administrative services fee earned indirectly totaled $0 and $7,856, respectively. Investments in Affiliated Investment Funds ceased September 30, 2017 as the Registrant transitioned to investing in Galaxy Funds.

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

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12th of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12th of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA. A portion of the service fee disclosed in the statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Class III unitholders interests. The services fees are paid by Class III Units and are deducted from the management fee paid to the Managing Owner. For First Quarter 2018, the total fees paid by Class III Units was $46,889 out which $22,850 was paid as management fees to the Managing Owner.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the First Quarter 2018 and the First Quarter 2017, the Service Fee – Class I and Class III Units is composed of the following:

	Three months ended March 31,
	2018	2017

Monthly 1/12th of 2% service fee calculated on all Class I and Class III Units	$34,838	$35,780
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,118)	(1,654)
Total	$33,720	$34,126

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the First Quarter 2018 and the First Quarter 2017, Series J directly paid the Selling Agent sales commission of $7,022 and $19,257, respectively.

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

Gemini Hedge Fund Services, LLC (“Gemini” or the “Administrator”), a Nebraska limited liability company, serves as the Administrator of Series J. The Administrator performs or supervises the performance of services necessary for the operation and administration of Series J (other than making investment decisions), including administrative and accounting services. The Administrator also calculates Series J’s Net Asset Value. In addition, the Administrator maintains certain books and records of Series J, including certain books and records required by CFTC Rule 4.23(a).

Series J indirectly paid its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. Investment in affiliated funds have been terminated during the year ended December 31, 2017. For the First Quarter 2018 and the First Quarter 2017, Series J indirectly paid administrator fees totaling $0 and $18,292, respectively.

Series J also pays administrator fees directly to the Administrators. For the First Quarter 2018 and the First Quarter 2017, Series J directly paid the Administrator fees of $1,500 and $1,500, respectively.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	INVESTMENT IN PRIVATE FUNDS

Through September 30, 2017, Series J invested a portion of its assets in Affiliated Investment Funds. Series J fully redeemed from the Affiliated Investment Funds as of September 30, 2017. Series J’s investment in Private Funds represents 80.94% and 76.70% of the Net Asset Value of Series J at March 31, 2018 and December 31, 2017, respectively.

Investment in affiliated funds have been terminated during the year ended December 31, 2017. Series J records its proportionate share of income or loss in the condensed statements of operations.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Private Funds for the Year-To-Date 2018 and the Year-To-Date 2017:

	Net asset value				Net asset value
	December 31, 2017	Purchases	Loss	Redemptions	March 31, 2018
Investment in Private Funds	$4,736,849	$0	$(272,110)	$0	$4,464,739

	Net asset value				Net asset value
	December 31, 2016	Purchases	Gain	Redemptions	December 31, 2017
Investment in Private Funds	$0	$4,612,569	$124,280	$0	$4,736,849

The Private Funds are redeemable weekly and require a redemption notice of 2 days. Series J may make additional contributions to or redemptions from the Private Funds on a standard allocation date. The Private Funds engage in trading commodity futures including agricultural, currency, energy, interest rates and stock indices among other types, foreign currency forward contracts and options on futures contracts. Series J records its proportionate share of income or loss in the statements of operations

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution March 31, 2018	Total Investment Level March 31, 2018
ADG Systematic Macro Feeder Fund (530) LLC	1,606,059	1,606,059
Fort Contrarian Feeder Fund (510) LLC	1,152,802	2,305,604
QIM Feeder Fund (526) LLC	1,705,878	3,411,756
Total	$4,464,739	$7,323,419

Note 8.	TRUSTEE

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

No derivative instruments were directly held by Series J as of March 31, 2018 and December 31, 2017. Derivative trading activity is conducted within the Registrants Trading Investments. Series J’s investment in Registrants Trading Investments is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The Managing Owner has established due diligence procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investment in Series J and, in certain specific circumstances, distributions and redemptions received.

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

Credit Risk

The Managing Owner attempts to minimize both credit and market risks by Series J and its Registrant Trading Investments. The Managing Owner monitors the credit risk of the Registrant Trading Investments as part of the due diligence process but does not have direct control over the selection of counterparties and credit risk of the Registrant Trading Investments.

WORLD MONITOR TRUST III – SERIES J

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental data for the First Quarter 2018 and the First Quarter 2017. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017	2018	2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$67.18	$74.05	$81.96	$88.67	$92.10	$100.00

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss)(1)	(2.94)	1.33	(3.61)	1.54	(4.06)	3.46
Dividend income (1)	0.01	0.06	0.01	0.08	0.02	0.05
Expenses(1),(4)	(1.21)	(143)	(1.10)	(1.25)	(1.57)	(1.37)
Total gain (loss) from operations	(4.14)	(0.04)	(4.70)	0.37	(5.61)	2.14

Net Asset Value per Unit at end of period	$63.04	$74.01	$77.26	$89.04	$86.49	$102.14

Total Return(3),(4)	(6.16)%	(0.05)%	(5.73)%	0.42%	(6.09)%	2.14%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss(2),(4)	(7.42)%	(7.38)%	(5.50)%	(5.29)%	(7.02)%	(7.74)%
Dividend income(4)	0.07%	0.35%	0.00%	0.34%	0.07%	0.27%
Other expenses (4)	7.49%	7.73%	5.57%	5.63%	7.09%	8.01%
Total expenses	7.49%	7.73%	5.57%	5.63%	7.09%	8.01%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Registrants Trading Investments Funds.
(3)	Not Annualized.
(4)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

Note 12.	SUBSEQUENT EVENTS

From April 1, 2018 through May 15, 2018, there were estimated redemptions of $156,114.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2018 (“First Quarter 2018”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Registrant reimburses the Managing Owner for services it performs for the Registrant, which include, but are not limited to: management, legal, accounting, registrar, transfer and assignment functions, investor communications, printing, postage and related services with respect to monitoring the Trust and other administrative services. The Registrant paid a monthly fee (which terminated September 30, 2017) to Clarity Managed Account & Analytics Platform, LLC (“Clarity”), an affiliate of the Managing Owner, for risk management and related services with respect to monitoring the Trading Advisors.

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

The Trading Advisors and the Trading Vehicles

Effective September 30, 2017 the Registrant ceased investing in Affiliated Investment Fund and Effective October 1, 2017 the Registrant allocated Assets to Galaxy Plus Funds FORT, QIM and ADG. At March 31, 2018, the Registrants investments were approximately 81% of its assets.

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

Trading Advisors’ Fees

The Registrant, indirectly through its investment in the Galaxy Plus Funds, pays each Trading Advisor a monthly management fee and an incentive fee accrued monthly and paid quarterly.

Galaxy Funds	Management Fee	Incentive Fee
Galaxy Plus Fund - FORT*	2.00%	20.00%
Galaxy Plus Fund - QIM*	0.00%	30.00%
Galaxy Plus Fund - ADG*	2.00%	20.00%

“New High Net Trading Profits” (for purposes of calculating a Trading Advisor’s incentive fees) will be computed as of the close of business of the last day of each respective period (the “Incentive Measurement Date”) and will include such profits (as outlined below) since the immediately preceding Incentive Measurement Date (or, with respect to the first Incentive Measurement Date, since commencement of operations of the Registrant or the date the Trading Advisor commenced trading activities for the Registrant), each an Incentive Measurement Period. New High Net Trading Profits for any Incentive Measurement Period will be the net profits, if any, from the Trading Advisor’s trading during such period (including (i) realized trading profit (loss) plus or minus (ii) the change in unrealized trading profit (loss) on open positions), and will be calculated after the determination of certain transaction costs attributable to the Trading Advisor’s trading activities, operating expenses, and the Trading Advisor’s management fee, but before deduction of any incentive fees payable during the Incentive Measurement Period. New High Net Trading Profits will not include interest earned or credited on the assets allocated to the Trading Advisor.

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

Brokerage Commissions and Fees

The Registrant indirectly pays to the clearing brokers all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with the Registrant’s trading activities. These activities are charged indirectly through the Registrant’s Trading Investments and are reflected within the respective net asset values of each of the Registrants Trading Investments. On average, total charges paid to the clearing brokers are expected to be less than $10.00 per round-turn trade, although the clearing broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The exact amount of such brokerage commissions and trading fees to be incurred is impossible to estimate and will vary based upon a number of factors including the trading frequency of each Trading Advisor, the types of instruments traded, transaction sizes, degree of leverage employed and transaction rates in effect from time to time.

Routine Operational, Administrative and Other Ordinary Expenses

The Registrant pays directly or indirectly all of its routine operational, administrative and other ordinary expenses, including, but not limited to, (i) legal, bookkeeping, accounting, custodial, administration (including, without limitation, the costs and expenses of the Administrator), auditing, tax preparation charges and related charges of the Registrant (including reimbursement of the Managing Owner on a reasonable time-spent basis, for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of the Registrant), as well as printing and other related expenses, (ii) investment related expenses, including, but not limited to brokerage commissions, “bid-ask” spreads, mark-ups, margin interest and other transactional charges and clearing fees, as well as banking, sales and purchase commissions and charges and exchange fees, fees and charges of other custodians and clearing agencies, interest and commitment fees on loans and debit balances, income taxes, withholding taxes, transfer taxes and other governmental charges and duties, and other transactional charges and clearing fees incurred by the Trading Advisor on behalf of the Registrant, the Registrant’s pro rata share of the expenses of any Registrants Trading Investments into which it invests, and any due diligence expenses incurred in selecting and monitoring the Trading Advisor and any Registrants Trading Investments, (iii) operational and overhead expenses of the Registrant, including but not limited to, photocopying, postage, and telephone expenses, (iv) preparation of monthly, quarterly, annual and other reports required by applicable Federal and state regulatory authorities, (v) the Registrant’s meetings and preparing, printing and mailing of proxy statements and reports to Unitholders, (vi) client relations and services, and (vii) computer equipment, system maintenance and other technology-related expenses.

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

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or First parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5, 6 and 8 of the Registrant’s 2017 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2017.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of March 31, 2018, is set forth under Items 2 and 3 herein.

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

The Managing Owner has evaluated the Registrant’s condensed financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of the Registrant’s significant accounting policies, see Note 2 of the Registrant’s 2017 Annual Report, which is filed as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2017.

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

Of the Registrant’s investments as of March 31, 2018, $163,529 or 2.96% of the Net Asset Value were classified as Level 1. Generally, the fair value of the Registrant’s investment in the Trading Investments represents the amount that the Registrant could reasonably expect to receive from the Registrants Trading Investments if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invest a portion of the excess cash balances not required for funding the Registrant Trading Investments through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at March 31, 2018 and December 31, 2017. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to March 31, 2018 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

First Quarter 2018

Subscriptions of Limited Units for the First Quarter were $0. Redemptions of Limited Units for the First Quarter 2018 were $283,576.

First Quarter 2017

Due to the consolidation, there was a onetime Subscription of Limited Units for the First Quarter 2017 of $4,390,827 for Class III Units. Redemptions of Limited Units for the First Quarter 2017 were $1,780,663.

Liquidity

A portion of the Registrant’s net assets is held in cash, which not required to fund the Registrant Trading Investments.

Commodity contracts exposed to indirectly through its investment in Registrant Trading Investments may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits”. During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its indirect exposure, through its investment in Registrant Trading Investments, to commodity futures positions.

Since the Registrant’s business is to trade futures, forward and option contracts through its investment in Registrant Trading Investments, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of Unitholders’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and the Trading Advisors to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 10 of the Registrant’s 2017 Annual Report for a further discussion on the credit and market risks associated with the Registrant’s futures, forwards and option contracts held indirectly through its investment in Registrant Trading Investments.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in a material way.

The Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the First Quarter 2018 and the First Quarter 2017:

First Quarter 2018

Volatility came roaring back during the 1st quarter of 2018 as a strengthening US economy, uncertainty over the pace of U.S. interest rates hikes and the potential for a global trade war combined to shake the markets out of the calm waters that had characterized much of 2017.

Benchmark U.S. equity indices began the quarter on a positive note as the Dow Industrials, S&P 500 and Nasdaq all swept to new highs on the back of positive economic readings and expectations that the tax overhaul would boost corporate earnings. Overseas the mood was also upbeat as investors looked toward an improving economic picture at home as euro-area joblessness declined to the lowest level since early 2009; in Asia the Nikkei hit a 26-year high and the Hang Seng hit a record. The euphoria wouldn’t last long however. The rally stalled in late-January as global equity markets swept lower. The rout was sparked by fears of quickening inflation which would force more aggressive Federal Reserve tightening; worries over a U.S.-led trade war added to investor jitters. By quarter-end, global indices had rallied off lows but nevertheless most ended lower.

Global bond prices fell - and yields rose - during the first quarter. The move was sparked by expectations that a quickening pace of economic growth would compel further tightening by the U. S. Federal Reserve; news that the Bank of Japan had trimmed its purchases of longer-term bonds also pushed yields higher. Thereafter, inflationary worries, expectations of a rising U.S. deficit, a March U.S. Federal Reserve interest rate hike, central bank unwinding of monetary stimulus and prospects for a trade war supported yields.

Despite the backdrop of stronger U.S. growth and a yield advantage – with expectations of further Federal Reserve rate hikes this year - the U.S. dollar ended the first quarter weaker. Dollar weakness was attributed to potentially hawkish policy shifts form central banks in Europe and Japan, expectations that the synchronized nature of global expansion would lift emerging-market economies, worries over personnel departures in the White House and Trump’s protectionist policies.

In commodity markets, WTI and Brent crude oil rose, reaching multi-year highs. The move was attributed to the effects of OPEC-led supply cuts, falling U.S. crude stockpiles amid rising demand and geopolitical risk including unrest in Iran, OPEC’s third-biggest producer. A halt at Libya’s biggest crude field also worried investors. Overall though, expectations for growing U.S. shale output kept the rally in check. In metals markets, a weaker dollar, concerns about Chinese purchases of U.S. debt and the prospect of higher inflation left gold prices higher at quarter end.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the First Quarter 2018 and the First Quarter 2017, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2018 and the First Quarter 2017.

First Quarter 2018

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2018 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as profits realized in February and March were sufficient to erase early-quarter gains. Overall, largest profits were linked to positions in the Japanese yen and Mexican peso as the currencies rallied against the U.S. dollar. Largest losses were in the Chinese yuan, Thai baht and Swiss franc.

Interest Rates: (-) The Registrant experienced losses in global interest rates as February gains were insufficient to erase January and March losses. Positions across the U.S. markets were unprofitable, notably at the longer end of the curve. Largest gains were seen in the Australian 10-year and German bund markets.

Indices: (-) The Registrant experienced losses in global stock indices as gains in March were insufficient to cover losses in January and February. Losses were largest in the U.S. market as trading in the S&P, DJIA and Nasdaq ended the quarter in negative territory. Losses were also posted in the Nikkei. The quarter’s largest gains were in the DAX

.

Energies: (+) The Registrant realized gains in energies as profits in January and March covered February losses. Largest profits were posted in the WTI and Brent crude markets; small losses were posted in natural gas.

Metals: (+) The Registrant realized gains in metals as profits realized in gold erased losses in silver and copper.

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

Results of Operations

First Quarter 2018

The Net Asset Value per Unit of Class I as of March 31, 2018 was $63.04, a decrease of $4.14 from the December 31, 2017 Net Asset Value of $67.18.

The Net Asset Value per Unit of Class II as of March 31, 2018 was $77.26, a decrease of $4.70 from the December 31, 2017 Net Asset Value of $81.96.

The Net Asset Value per Unit of Class III as of March 31, 2018 was $86.49, a decrease of $5.61 from the December 31, 2017 Net Asset Value of $92.10.

The Registrant’s average net asset level for the First Quarter 2018 was approximately $5,830,000, a decrease of approximately $5,940,000 as compared to the First Quarter 2017.

The Registrant’s performance for Class I, Class II and Class III for the First Quarter 2018 was (6.16)%, (5.73)% and (6.09)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the First Quarter 2018 was approximately $1,000.

The Registrant’s total loss from its investment in Private Funds for the First Quarter 2018 was approximately $272,000.

Dividend income for the First Quarter 2018 was approximately $1,000, a decrease of approximately $7,000, as compared to the First Quarter 2017.

Management fees to the Managing Owner for the First Quarter 2018 were approximately $28,000, a decrease of approximately $3,000 as compared to the First Quarter 2017.

Service fees for the First Quarter 2018 were approximately $34,000, a decrease of approximately $22,000 as compared to the First Quarter 2017.

Sales commissions for the First Quarter 2018 were approximately $7,000, a decrease of approximately $12,000 as compared to the First Quarter 2017, primarily due to the decrease in the average net asset level for Class I Units.

Managing Owner interest earned on Certain Investment Funds for the First Quarter 2018 was approximately $59, a decrease of approximately $10,000, as compared to the First Quarter 2017.

Operating expenses were approximately $59,000 for the First Quarter 2018, a decrease of approximately $29,000 as compared to the First Quarter 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

General and administrative expenses borne by the Managing Member and affiliates were approximately $24,000 for the First Quarter 2018, a increase of approximately $19,000 as compared to the First Quarter 2017.

Offering costs were $0 for the First Quarter 2018.

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

WMT III Series J - Class I		WMT III Series J - Class II		WMT III Series J - Class III		Allocation of Assets as of March 31, 2017
Beginning UNAV	74.05	Beginning UNAV	88.67	Beginning UNAV	100.00
CTA Choice FRT	0.70	CTA Choice FRT	0.84	CTA Choice FRT	1.98	33.66%
CTA Choice ISAT	0.15	CTA Choice ISAT	0.18	CTA Choice ISAT	0.21	9.51%
CTA Choice KEY	0.05	CTA Choice KEY	0.05	CTA Choice KEY	1.23	56.83%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Net Expenses	(1.28)	Net Expenses	(1.10)	Net Expenses	(1.28)
ENDING UNAV	74.01	ENDING UNAV	89.04	ENDING UNAV	102.14	100.00%

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

Brokerage commissions and other transaction fees, which were paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds for the First Quarter 2017 were approximately $41,000, a increase of approximately $17,000, as compared to the First Quarter 2016.

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

An administrative services fee, which was indirectly paid to Clarity for risk management and related services with respect to monitoring the Trading Advisors through the Affiliated Investment Funds and reflected within the respective net asset values of each of the Affiliated Investment Funds, for the First Quarter 2017 was approximately $8,000, an increase of approximately $0 as compared to the First Quarter 2016.

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

Offering costs were $0 for the First Quarter 2017.

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through March 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant’s direct contractual obligations are with the Managing Owner, and indirectly through the Registrants Trading Investments. Trading Advisor management, incentive, trading, operational and administrative fees payable by the Registrant to the Registrants Trading Investments are disclosed and calculated in the respective offering documents. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s statements of financial condition, a table of contractual obligations has not been presented. For a further discussion of the Registrant’s contractual obligations, see Notes 1, 3, 4, 5, 6 and 9 of the Registrant’s 2017 Annual Report, which is filed as an exhibit for the year ended December 31, 2017.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Private Funds at March 31, 2018. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At March 31, 2018 and December 31, 2017, the Registrant had total capitalizations of approximately $6 million and $6 million, respectively.

	March 31, 2018		December 31, 2017
		% of Total		% of Total
Fund	Value at Risk	Capitalization	Value at Risk	Capitalization
ADG Systematic Macro Feeder Fund (530) LLC	$32,954	2.0%	$33,459	2.2%
Fort Contrarian Feeder Fund (510) LLC	20,936	2.7%	31,380	3.7%
QIM Feeder Fund (526) LLC	64,691	7.4%	56,582	8.0%
	$118,581	12.1%	$121,421	13.9%

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

Based on the trading value at risk at March 31, 2018, the Registrant experienced a net decrease in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2017.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner and the Trading Advisors through Registrants Trading Investments attempt to manage the risk of the Registrant’s open positions is essentially the same in all market categories traded.

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

Evaluation of Disclosure Controls and Procedures

The Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by the Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Registrant’s management, including the Managing Owner’s President (who, in these capacities, function as the Principal Executive Officers of the Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2018. Based upon such evaluation, the Managing Owner’s President has concluded that, as of March 31, 2018, the Registrant’s disclosure controls and procedures were effective.

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

There have been no changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through March 31, 2018.

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

The Managing Owner redeemed all of its Units in the Registrant. As of March 31, 2018, there were 522 holders of record owning 73,576.53 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2013 through March 31, 2018.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

3.1	Fifth Amended and Restated Declaration of Trust Agreement of World Monitor Trust III dated June 30, 2010 (incorporated by reference to Exhibit 13.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.4	Form of Privacy Notices of the Managing Owner dated December 2010 (incorporated by reference to Exhibit 4.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.3 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.4	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Ortus Capital Management (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.5	Form of Customer Agreement between the WMT III Series G/J Trading Vehicle LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.6	Form of Customer Agreement between the World Monitor Trust III – Series J and UBS Securities LLC (incorporated by reference to Exhibit 10.6 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.7	Form of FX Prime Brokerage Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC (incorporated by reference to Exhibit 10.7 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.8	Form of ISDA Master Agreement between UBS AG and WMT III Series G/J Trading Vehicle LLC, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.8 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.9	Form of FX Prime Brokerage Agreement between UBS AG and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.9 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.10	Form of ISDA Master Agreement between UBS AG and World Monitor Trust III – Series J, Schedule to ISDA Master Agreement and Credit Support Annex to Schedule (incorporated by reference to Exhibit 10.10 to the Trust’s Post-Effective Amendment No. 8 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2007)

10.11	WMT III Series G/J Trading Vehicle LLC Organization Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 10, 2007)

10.12	Form of Advisory Agreement among World Monitor Trust III – Series J, the Managing Owner and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.13	Form of Services Agreement among World Monitor Trust III – Series J, the Managing Owner and Spectrum Global Fund Administration, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.14	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Tudor Investment Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.15	Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on March 26, 2010)

10.16	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.17	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated November 28, 2008, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.18	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated July 1, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on October 1, 2010)

10.19	Amendment No. 1 dated September 29, 2010, with an effective date of October 1, 2010, to the Advisory Agreement dated March 24, 2010 by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Paskewitz Asset Management, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.20	Amendment No. 1 dated September 29, 2010, with an effective date of January 1, 2011, to the Advisory Agreement dated May 28, 2009, by and among, World Monitor Trust III – Series J, Kenmar Preferred Investments Corp. and Ortus Capital Management Limited (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, File No. 000-5161, filed with the Commission on October 1, 2010)

10.21	Administrative Services Agreement entered into as of January 27, 2011, by and among GlobeOp Financial Services LLC and World Monitor Trust III – Series J (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

10.22	Middle/Back Office Services Agreement entered into as of January 27,2011, by and between GlobeOp Financial Services LLC, World Monitor Trust III – Series J and Kenmar Preferred Investments Corp. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q, filed with the Commission on August 15, 2011)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 29, 2011(incorporated by reference to Exhibit 14.1 to the Registrant’s annual report to Form 10-K for the year ended December 31, 2011)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No., filed with the Commission on January 4, 2012)

99.2	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on August 17, 2012)

99.3	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on December 6, 2012)

99.4	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on May 6, 2013)

99.5	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

99.6	Notice to Unitholders regarding certain changes to the ownership and structure of the Registrant’s underlying managers (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, File No. 000-51651, filed with the Commission on September 3, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC, its Managing Owner

By:	/s/ Jim Parrish		Date: May 15, 2018
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)