Form 10-Q
period 2018-06-30
World Monitor Trust III - Series J
filed 2018-08-13
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________ to ______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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
JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents (see Note 2)	$33,633	$1,533,764
Investment in securities, at fair value (cost $769,132 and $163,284 at June 30, 2018 and December 31, 2017, respectively)	766,832	163,470
Investment in Private Funds, at fair value	4,665,966	4,736,849
Receivable from Managing Member	52,923	52,435
Total assets	$5,519,354	$6,486,518

LIABILITIES
Accrued expenses payable	$44,801	$55,217
Service fees payable (see Note 5)	21,260	34,670
Redemptions payable	149,304	220,554
Total liabilities	215,365	310,441

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units – 32,569.469 and 37,528,608 Units outstanding at June 30, 2018 and December 31, 2017, respectively	2,081,214	2,521,293
Class II Units:
Unitholders’ Units – 5,033.508 and 5,253.004 Units outstanding at June 30, 2018 and December 31, 2017, respectively	395,967	430,526
Class III Units:
Unitholders’ Units – 32,135.695 and 35,009.245 Units outstanding at June 30, 2018 and December 31, 2017, respectively	2,826,808	3,224,258
Total Unitholders’ capital (Net Asset Value)	5,303,989	6,176,077
Total liabilities and Unitholders’ capital	$5,519,354	$6,486,518

NET ASSET VALUE PER UNIT
Class I	$63.90	$67.18
Class II	$78.67	$81.96
Class III	$87.96	$92.10

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2017 (Unaudited) and December 31, 2017

	June 30, 2018		December 31, 2017
	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund (shares 77,146.075 and 16,398.136 at June 31, 2018 and December 31, 2017, respectively)	14.46%	766,832	2.65%	163,740
Total investment in securities (cost $769,132 and $163,284 at June 30, 2018 and December 31, 2017, respectively)	14.46%	$766,832	2.65%	$163,740

Investment in Private Funds:
ADG Systematic Macro Feeder Fund (530) LLC	30.09%	1,595,759	24.71%	1,526,112
Fort Contrarian Feeder Fund (510) LLC	22.47%	1,192,012	19.84%	1,225,398
QIM Feeder Fund (526) LLC	35.41%	1,878,195	32.15%	1,985,339
Total investment in Private Funds	87.97%	$4,665,966	76.70%	$4,736,849

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Dividend income	$6,121	$9,793	$7,159	$18,220
Total investment income	6,121	9,793	7,159	18,220

EXPENSES
Management fees to Managing Owner	25,092	35,561	52,642	66,635
Managing Owner interest earned on Certain Investment Funds (see Note 4)	3,303	12,163	3,362	22,239
Service fees - Class I Units (see Note 5)	30,743	50,559	64,463	106,413
Sales commission	6,330	12,368	13,352	31,625
Operating expenses	84,309	68,547	143,688	156,430
Total expenses	149,777	179,198	277,507	383,342

General and administrative expenses borne by the Managing Member and affiliates	29,310	15,092	52,922	19,848

Net expenses	120,467	164,106	224,585	363,494
Net investment loss	(114,346)	(154,313)	(217,426)	(345,274)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain (loss) on investment in securities	(1,296)	0	(1,296)	(2,693)
Net change in unrealized appreciation (depreciation) on investment in securities	(1,507)	2,371	(2,486)	9,934
Net gain (loss) from investment in securities	(2,803)	2,371	(3,782)	7,241

Total gain (loss) from Investment in Affiliated Funds	0	(347,843)	0	(82,876)
Total change in appreciation (depreciation) from Investment in Private Funds	201,227	0	(70,883)	0

Net gain (loss) on Investment in Private and Affiliated Funds	201,227	(347,843)	(70,883)	(82,876)
Total gain (loss) on investments	198,424	(345,472)	(74,665)	(75,635)
NET INCOME (LOSS)	$84,078	$(499,785)	$(292,091)	$(420,909)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$0.86	$(3.67)	$(3.63)	(3.17)
Class II	$1.41	$(5.54)	$(3.35)	(5.18)
Class III	$1.46	$(6.93)	(4.39)	(4.02)
Weighted average number of Units outstanding
Class I	33,578.606	55,051.134	34,914.719	72,790.479
Class II	5,051.816	5,853.276	5,096.250	5,978.092
Class II	32,833.871	38,263.241	33,732.127	39,530.712

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Six months ended June 30, 2018
Unitholders’ capital at December 31, 2017	37,528.620	$2,521,294	5,253.010	$430,526	35,009.270	$3,224,257	77,790.900	$6,176,077
Subscriptions	0.000	0	0.000	0	0.000	0	0.000	0
Redemptions	(4,959.150)	(313,221)	(219.501)	(17,498)	(2,873.575)	(249,280)	(8,052.226)	(579,999)
Net gain (loss)		(126,859)		(17,061)		(148,169)		(292,089)
Unitholders’ capital at June 30, 2018	32,569.470	$2,081,214	5,033.509	$395,967	32,135.695	$2,826,808	69,738.674	$5,303,989

Six months ended June 30, 2017
Unitholders’ capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	0.000	$0	112,511.518	$8,425,433
Subscriptions	0.000	0	0.000	0	43,908.270	4,390,827	43,908.270	4,390,827
Redemptions	(64,511.965)	(4,753,227)	(542.213)	(47,374)	(6,755.715)	(700,370)	(71,809.893)	(5,500,971)
Net loss		(231,064)		(30,948)		(158,897)		(420,909)
Unitholders’ capital at June 30, 2017	41,604.064	$2,874,052	5,853.276	$488,768	37,152.555	$3,531,560	84,609.895	$6,894,380

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

Although the Net Asset Value is currently below $10 million, as of June 30, 2018, the Managing Owner has not made a determination to terminate Series J.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2018, the condensed statements of operations for the three months ended June 30, 2018 (“Second Quarter 2018”) and for the six months ended June 30, 2018 (“Year-To-Date 2018”), for the three months ended June 30, 2017 (“Second Quarter 2017”), for the six months ended June 30, 2017 (“Year-To-Date 2017”) and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2018 and the Year-To-Date 2017 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of June 30, 2018 and the results of its operations for the Second Quarter 2018 and Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 3 investments as of June 30, 2018 or December 31, 2017, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. Series J’s investments in affiliated investment funds and private funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds and private funds are excluded from the fair value hierarchy below.

June 30, 2018	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$766,832	$0	$0	$766,832

December 31, 2017	Level 1	Level 2	Level 3	Total

Assets:
Investment in securities, at fair value	$163,470	$0	$0	$163,470

B.	Cash and Cash Equivalents

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through June 30, 2018, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through June 30, 2018, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner. Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner. During the Second Quarter 2018 and Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J’s did not incur any offering cost.

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of June 30, 2018 and December 31, 2017 were $14,590 and $12,865 respectively.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Management fees to Managing Owner	$25,092	$35,561	$52,642	$66,635
Managing Owner interest earned on Certain Investment Funds	3,303	12,163	3,362	22,239
Operating expenses	28,885	21,703	50,366	47,290

General and administrative expenses borne by the Managing Owner and its affiliates	(29,310)	(15,092)	(52,922)	(19,848)
Total	$27,970	$54,335	$53,448	$116,316

Note 4.	MANAGING OWNER AND AFFILIATES

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

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at June 30, 2018 and December 31, 2017.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES (CONTINUED)

The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of June 30, 2018, the loss carry forward amounted to $0. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $3,303, $12,000, $3,362 and $22,000 respectively.

Series J paid a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. Investment in affiliated funds and the Clarity agreement have been terminated during the year ended December 31, 2017. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the administrative services fee earned indirectly totaled $0, $7,000, $0 and $15,000, respectively. Investments in Affiliated Investment Funds ceased September 30, 2017 as the Registrant transitioned to investing in Galaxy Funds.

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

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12th of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12th of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA. A portion of the service fee disclosed in the statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Class III unitholders interests. The services fees are paid by Class III Units and are deducted from the management fee paid to the Managing Owner. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the total fees paid by Class III Units was $43,060, $59,419, $89,949 and $102,593, of which $21,927, $29,378, $45,966 and $29,378, respectively, was paid as management fees to the Managing Owner.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	SERVICE FEES AND SALES COMMISSIONS (CONTINUED)

For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the Service Fee – Class I and Class III Units is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Monthly 1/12th of 2% service fee calculated on all Class I and Class III Units	$31,827	$22,114	$66,665	$57,893
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,084)	(1,596)	(2,202)	(3,250)
Total	$30,743	$20,518	$64,463	$54,643

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J directly paid the Selling Agent sales commission of $6,330, $12,368, $13,353 and $31,625, respectively.

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

Series J indirectly paid its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. Investment in affiliated funds have been terminated during the year ended December 31, 2017. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J indirectly paid administrator fees totaling $0 and $18,375, $0, and $36,667, respectively.

Series J also pays administrator fees directly to the Administrators. For the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J directly paid the Administrator fees of $1,631 and $1,500, $3,131, and $3,000, respectively.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	INVESTMENT IN PRIVATE FUNDS

Through September 30, 2017, Series J invested a portion of its assets in Affiliated Investment Funds. Series J fully redeemed from the Affiliated Investment Funds as of September 30, 2017. Series J’s investment in Private Funds represents 87.97% and 76.70% of the Net Asset Value of Series J at June 30, 2018 and December 31, 2017, respectively.

Investment in affiliated funds have been terminated during the year ended December 31, 2017. Series J records its proportionate share of income or loss in the condensed statements of operations.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Private Funds for the Year-To-Date 2018 and the Year-To-Date 2017:

	Net asset value				Net asset value
	December 31, 2017	Purchases	Loss	Redemptions	June 30, 2018
Investment in Private Funds	$4,736,849	$0	$(70,883)	$0	$4,665,966

	Net asset value				Net asset value
	December 31, 2016	Purchases	Gain	Redemptions	December 31, 2017
Investment in Private Funds	$0	$4,612,569	$124,280	$0	$4,736,849

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution June 30, 2018	Total Investment Level June 30, 2018
ADG Systematic Macro Feeder Fund (530) LLC	1,595,759	1,595,759
Fort Contrarian Feeder Fund (510) LLC	1,192,012	2,384,024
QIM Feeder Fund (526) LLC	1,878,195	3,756,390
Total	$4,665,966	$7,736,173

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	TRUSTEE

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

No derivative instruments were directly held by Series J as of June 30, 2018 and December 31, 2017. Derivative trading activity is conducted within the Registrants Trading Investments. Series J’s investment in Registrants Trading Investments is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental data for the the Second Quarter 2018, Second Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three	Six	Three	Six	Three	Six
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	June 30, 2018		June 30, 2018		June 30, 2018
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$63.04	$67.18	$77.26	$81.96	$86.49	$92.10

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	2.35	(0.61)	2.87	(0.74)	3.21	(0.84)
Dividend income (1)	0.07	0.08	0.09	0.10	0.10	0.11
Expenses (1),(4)	(1.56)	(2.75)	(1.55)	(2.65)	(1.84)	(3.41)
Total loss from operations	0.86	(3.28)	1.41	(3.29)	1.47	(4.14)
Net Asset Value per Unit at end of period	$63.90	$63.90	$78.67	$78.67	$87.96	$87.96

Total Return (3),(4)	1.36%	(4.88)%	1.83%	(4.01)%	1.70%	(4.50)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2),(4)	(9.38)%	(8.31)%	(7.50)%	(6.47)%	(7.99)%	(8.86)%
Dividend income (4)	0.46%	0.25%	0.45%	0.26%	0.46%	0.30%
Other expenses (4)	9.84%	8.56%	7.95%	6.73%	8.45%	9.16%
Total expenses	9.84%	8.56%	7.95%	6.73%	8.45%	9.16%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.

(2)	Represents dividend income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Registrants Trading Investments Funds.

(3)	Not Annualized.

(4)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II		Class III
	Three	Six	Three	Six	Three	Six
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	June 30, 2017		June 30, 2017		June 30, 2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net Asset Value per Unit at beginning of period	$74.01	$74.05	$89.04	$88.67	$102.14	$100.00

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(3.61)	(2.20)	(4.49)	(2.95)	(5.10)	(1.64)
Dividend income (1)	0.08	0.15	0.10	0.18	0.12	0.16
Expenses (1),(4)	(1.40)	(2.92)	(1.15)	(2.40)	(2.10)	(3.46)
Total gain (loss) from operations	(4.93)	(4.97)	(5.54)	(5.17)	(7.08)	(4.94)
Net Asset Value per Unit at end of period	$69.08	$69.08	$83.50	$83.50	$95.06	$95.06

Total Return (3),(4)	(6.66)%	(6.71)%	(6.22)%	(5.83)%	(6.93)%	(4.94)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2),(4)	(7.16)%	(7.50)%	(4.78)%	(5.03)%	(7.88)%	(7.81)%
Dividend income (4)	0.46%	0.40%	0.47%	0.40%	0.47%	0.39%
Other expenses (4)	7.62%	7.90%	5.24%	5.43%	8.35%	8.20%
Total expenses	7.62%	7.90%	5.24%	5.43%	8.35%	8.20%

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

From July 1, 2018 through August 15, 2018, there were estimated redemptions of $74,777.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2018 (“Second Quarter 2018”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisors and the Trading Vehicles

Effective September 30, 2017 the Registrant ceased investing in Affiliated Investment Fund and Effective October 1, 2017 the Registrant allocated Assets to Galaxy Plus Funds FORT, QIM and ADG. At June 30, 2018, the Registrants investments were approximately 88% of its assets.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of June 30, 2018, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of June 30, 2018, $766,832 or 14.46% of the Net Asset Value were classified as Level 1. Generally, the fair value of the Registrant’s investment in the Trading Investments represents the amount that the Registrant could reasonably expect to receive from the Registrants Trading Investments if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invest a portion of the excess cash balances not required for funding the Registrant Trading Investments through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at June 30, 2018 and December 31, 2017. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to June 30, 2018 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Second Quarter 2018

Subscriptions of Limited Units for the Second Quarter were $0. Redemptions of Limited Units for the Second Quarter 2018 were $579,999.

Second Quarter 2017

Subscriptions of Limited Units for the Second Quarter were $0. Redemptions of Limited Units for the Second Quarter 2017 were $3,720,309.

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

Market Overview

Following is a market overview for the Second Quarter 2018 and the Second Quarter 2017:

Second Quarter 2018

Price action during the second quarter of 2018 was influenced largely by geopolitical tensions and worries of a global trade war and its impact on growth in the U.S. and abroad.

The S&P 500 ended the quarter with gains despite a June sell-off that was sparked by President Trump’s escalation of trade war fears when he announced significant tariffs on Chinese goods. Up until then, the index had displayed generally positive momentum as rising oil prices lifted shares of energy companies and as a relatively strong earnings season lifted shares overall. In other U.S. indices, the Nasdaq and Russell 2000 both marked new highs in January but ended off those levels as U.S.-China trade relations deteriorated. In European equity markets, prices generally rallied during the 1st half of the quarter only to retreat as the U.S. said it would begin levying tariffs on imports of steel and aluminum from the EU; the announcement of the end of the ECB’s stimulus program further weighed on European equities. In Asia, the Hang Seng ended the quarter lower as trade tensions and a slowing economy weighed on the Chinese index.

The path of global bond market prices diverged during the 2nd quarter as the U.S. Federal Reserve lifted rates while its counterparts in Europe, England and Japan stayed the course. In May, on the back of historically low unemployment and signs of a strengthening economy, the Federal Reserve raised interest rates by a quarter point and signaled that two more increases were likely in 2018. Treasury prices were also lifted on safe-haven buying in the face of increasing geopolitical tensions. Conversely, as the ECB announced the end of its stimulus program, it simultaneously reiterated a dovish message on future rate increases noting that rates were expected to stay at record lows until 3rdQ’19. In England, expectations for an imminent rate increase dissipated with the release of disappointing economic data and a decline in inflationary readings. In Asia, the Bank of Japan remained firmly in an accommodative mode. Because of this divergence, the U.S. dollar showed strength throughout the quarter against both developed and emerging currencies.

In commodity markets, crude oil prices ended the quarter higher. Early on, prices rallied to 4-year highs as investors feared supply would be threatened due to President Trump’s decision to withdraw from the Iran nuclear deal and reimpose sanctions; a drop in Venezuelan exports also weighed on prices. Thereafter, news that OPEC nations and Russia would increase supply calmed markets. In metals, a strengthening dollar weighed on gold with prices closing the quarter at lows. Copper ended the month almost unchanged as early supply worries dissipated.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a) the major sectors to which the Registrant’s assets were allocated indirectly as of the Second Quarter 2018 and the Second Quarter 2017, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b) a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Second Quarter 2018 and the Second Quarter 2017.

Second Quarter 2018

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2018 were as follows:

Currencies: (+) The Registrant experienced gains in currencies as profits in May and June erased April losses. Largest individual currency gains were posted in the Swedish krone; smaller gains accrued in the Swiss franc, euro and a handful of emerging currencies. The quarter’s largest losses were seen in the Japanese yen, Turkish lira and Mexican peso.

Interest Rates: (+) The Registrant experienced profits in global interest rates as gains in April and May erased June losses. Largest individual market gains were posted in German rates, notably the bund and bobl; positions in the U.S. and Australian 10-year notes were unprofitable.

Indices: (+) The Registrant experienced gains in global stock indices as profitable exposures in April and June were sufficient to erase May losses. Overall, gains were largest in the U.S. markets as profits were seen across the major indices. Also profitable were positions in the Hang Seng. The quarter’s largest losses were realized on position in the EuroStoxx 50 and DAX indices.

Energies: (+) The Registrant realized gains in energies due to profitable position in May and June. Largest gains were posted in crude oil markets. The quarter’s losses were confined to positions in natural gas.

Metals: (-) The Registrant realized losses in metals as profits realized in copper were erased by losses in gold and silver.

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

Results of Operations

Second Quarter 2018

The Net Asset Value per Unit of Class I as of June 30, 2018 was $63.90, a decrease of $3.28 from the December 31, 2017 Net Asset Value of $67.18.

The Net Asset Value per Unit of Class II as of June 30, 2018 was $78.67, a decrease of $3.29 from the December 31, 2017 Net Asset Value of $81.96.

The Net Asset Value per Unit of Class III as of June 30, 2018 was $87.96, a decrease of $4.14 from the December 31, 2017 Net Asset Value of $92.10.

The Registrant’s average net asset level for the Year-To-Date 2018 was approximately $5,617,000, a decrease of approximately $4,128,000 as compared to the Year-To-Date 2017, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I, Class II and Class III for the Year-To-Date 2018 was (4.88) %, (4.01) % and (4.50)%, respectively. The Registrant’s performance for Class I, Class II and Class III for the Second Quarter 2018 was 1.36%, 1.83% and 1.70%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2018 was approximately $4,000, as compared to the Year-To-Date 2017 was approximately $7,000.

The Registrant’s total loss from its investment in Private Funds for the Second Quarter 2018 was approximately $201,000.

Dividend income for the Second Quarter 2018 was approximately $6,000, a decrease of approximately $4,000, as compared to the Second Quarter 2017.

Management fees to the Managing Owner for the Year-To-Date 2018 were approximately $53,000, an decrease of approximately $14,000 as compared to the Year-To-Date 2017.

Service fees for the Year-To-Date 2018 were approximately $64,000, a decrease of approximately $42,000 as compared to the Second Quarter 2017.

Sales commissions for the Year-To-Date 2018 were approximately $13,000, a decrease of approximately $19,000 as compared to the Year-To-Date 2017, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2018 was approximately $3,000, a decrease of approximately $19,000, as compared to the Year-To-Date 2017.

Operating expenses were approximately $144,000 for the Year-To-Date 2018, a decrease of approximately $12,000, as compared to the Year-To-Date 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

General and administrative expenses borne by the Managing Member and affiliates for the Year-To-Date 2018 was approximately $53,000, an increase of approximately $33,000, as compared to the Year-To-Date 2017.

Offering costs were $0 for the Year-To-Date 2018.

Second Quarter 2017

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

Management fees to the Trading Advisors, which are paid indirectly through the Affiliated Investment Funds and are reflected within the respective net asset values of each of the Affiliated Investment Funds, for the Year-To-Date 2017 were approximately $77,000, a decrease of approximately $20,000 as compared to the Year-Tod-Date 2016, primarily due to the decrease in the average net asset level discussed above.

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through June 30, 2018.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Private Funds at June 30, 2018. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At June 30, 2018 and December 31, 2017, the Registrant had total capitalizations of approximately $6 million and $6 million, respectively.

	June 30, 2018		December 31, 2017
		% of Total		% of Total
Fund	Value at Risk	Capitalization	Value at Risk	Capitalization
ADG Systematic Macro Feeder Fund (530) LLC	$57564	3.8%	$33,459	2.2%
Fort Contrarian Feeder Fund (510) LLC	32,852	4.1%	31,380	3.7%
QIM Feeder Fund (526) LLC	120,476	12.7%	56,582	8.0%
	$210,892	20.6%	$121,421	13.9%

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

Based on the trading value at risk at June 30, 2018, the Registrant experienced a net increase in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2017.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the First Quarter 2018. Based upon such evaluation, the Managing Owner’s President has concluded that, as of June 30, 2018, the Registrant’s disclosure controls and procedures were effective.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through June 30, 2018.

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

The Managing Owner redeemed all of its Units in the Registrant. As of June 30, 2018, there were 500 holders of record owning 69,738.6012 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2013 through June 30, 2018.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC, its Managing Owner

By:	/s/ Jim Parrish		Date: August 14, 2018
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)