Form 10-Q
period 2018-09-30
World Monitor Trust III - Series J
filed 2018-11-14
CIK 1345991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________ to _______________________________________________

Commission File Number:	000-51651

WORLD MONITOR TRUST III – SERIES J
(Exact name of the Registrant as specified in its charter)

Delaware	20-2446281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Avenue, Suite 1901, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;
CONDENSED FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST III – SERIES J

CONDENSED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF FINANCIAL CONDITION
September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents (see Note 2)	$5,776	$1,533,764
Receivable from Managing Member	63,288	52,435
Investment in securities, at fair value (cost $472,361 and $163,284 at September 30, 2018 and December 31, 2017, respectively)	470,965	163,470
Investment in Private Funds, at fair value (see Note 7)	4,497,343	4,736,849
Total assets	$5,037,372	$6,486,518

LIABILITIES
Accrued expenses payable	$32,981	$55,217
Service fees payable (see Note 5)	19,547	34,670
Redemptions payable	277,019	220,554
Total liabilities	329,547	310,441

UNITHOLDERS’ CAPITAL (Net Asset Value)
Class I Units:
Unitholders’ Units - 29,272.245 and 37,528.608 Units outstanding at September 30, 2018 and December 31, 2017, respectively	1,781,771	2,521,293
Class II Units:
Unitholders’ Units - 5,033.508 and 5,253.004 Units outstanding at September 30, 2018 and December 31, 2017, respectively	378,896	430,526
Class III Units:
Unitholders’ Units - 30,490.929 and 35,009.245 Units outstanding at September 30, 2018 and December 31, 2017, respectively	2,547,158	3,224,258

Total Unitholders’ capital (Net Asset Value)	4,707,825	6,176,077
Total liabilities and Unitholders’ capital	$5,037,372	$6,486,518

NET ASSET VALUE PER UNIT
Class I	$60.87	$67.18
Class II	$75.27	$81.96
Class III	$83.54	$92.10

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2017 (Unaudited) and December 31, 2017

	September 30, 2018		December 31, 2017

	Fair Value as a % of Unitholders’ Capital	Fair Value	Fair Value as a % of Unitholders’ Capital	Fair Value

Investment in securities:
Publicly-traded mutual funds:
DoubleLine Low Duration Bond Fund (shares 47,380.832 and 16,398.136 at September, 2018 and December 31, 2017, respectively)	10.00%	470,965	2.65%	163,470
Total investment in securities (cost $472,361 and $163,284 at September, 2018 and December 31, 2017, respectively)	10.00%	$470,965	2.65%	$163,470

Investment in Private Funds:
ADG Systematic Macro Feeder Fund (530) LLC	42.52%	2,001,547	24.71%	1,526,112
Fort Contrarian Feeder Fund (510) LLC	14.75%	694,169	19.84%	1,225,398
QIM Feeder Fund (526) LLC	38.27%	1,801,627	32.15%	1,985,339
Total investment in Private Funds	95.54%	$4,497,343	76.70%	$4,736,849

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

INVESTMENT INCOME
Dividend income	$3,973	$8,024	$11,132	$26,244
Total investment income	3,973	8,024	11,132	26,244

EXPENSES
Management fees to Managing Owner	23,836	30,613	76,478	97,248
Managing Owner interest earned on Certain Investment Funds (see Note 4)	4,133	9,574	7,495	31,813
Service fees - Class I Units (see Note 5)	29,114	39,427	93,577	145,842
Sales commission	6,015	8,296	19,367	39,921
Operating expenses	38,757	60,848	182,445	217,276
Total expenses	101,855	148,758	379,362	532,100

General and administrative expenses borne by the Managing Member and affiliates	10,366	14,594	63,288	34,442

Net expenses	91,489	134,164	316,074	497,658

Net investment loss	(87,516)	(126,140)	(304,942)	(471,414)

REALIZED AND UNREALIZED GAIN OR (LOSS) ON INVESTMENTS
Net realized gain (loss) on investment in securities	(703)	(5,352)	(1,999)	(8,044)
Net change in unrealized appreciation (depreciation) on investment in securities	904	10,854	(1,582)	20,788
Net gain (loss) from investment in securities	201	5,502	(3,581)	12,744
Total gain (loss) from Investment in Affiliated Funds	16,183	(74,516)	16,183	(157,392)
Total change in appreciation (depreciation) from Investment in Private Funds	(184,806)	0	(255,689)	0
Net gain (loss) on Investment in Private and Affiliated Funds	(168,623)	(74,516)	(239,506)	(157,392)
Total gain (loss) on investments	(168,422)	(69,014)	(243,087)	(144,648)
NET INCOME (LOSS)	$(255,938)	$(195,154)	$(548,029)	$(616,062)

NET INCOME (LOSS) PER WEIGHTED AVERAGE UNITHOLDER
Net income (loss) per weighted average Unitholder
Class I	$0.94	$(1.94)	$(6.64)	(4.92)
Class II	$1.41	$(2.03)	$(6.72)	(7.21)
Class III	$1.53	$(2.88)	(8.77)	(6.87)
Weighted average number of Units outstanding
Class I	30,797.896	44,173.569	33,832.237	62,862.357
Class II	5,033.508	5,853.276	5,077.428	5,940.647
Class II	31,396.290	36,504.677	32,957.435	38,450.047

See accompanying notes.

WORLD MONITOR TRUST III – SERIES J
CONDENSED STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Class I		Class II		Class III
	Unitholders		Unitholders		Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Nine months ended September 30, 2018
Unitholders’ capital at December 31, 2017	37,528.620	$2,521,294	5,253.010	$430,526	35,009.270	$3,224,257	77,790.900	$6,176,077
Subscriptions	0.000	0	0.000	0	0.000	0	0.000	0
Redemptions	(8,256.403)	(514,755)	(219.497)	(17,497)	(4,518.320)	(387,971)	(12,994.220)	(920,223)
Net gain (loss)		(224,768)		(34,133)		(289,128)		(548,029)
Unitholders’ capital at September 30, 2018	29,272.217	$1,781,771	5,033.513	$378,896	30,490.950	$2,547,158	64,796.680	$4,707,825

Nine months ended September 30, 2017
Unitholders’ capital at December 31, 2016	106,116.029	$7,858,343	6,395.489	$567,090	0.000	$0	112,511.518	$8,425,433
Subscriptions	0.000	0	0.000	0	43,908.270	4,390,827	43,908.270	4,390,827
Redemptions	(66,479.288)	(4,889,953)	(542.213)	(47,374)	(8,075.353)	(827,174)	(75,096.854)	(5,764,501)
Net loss		(309,157)		(42,836)		(264,069)		(616,062)
Unitholders’ capital at September 30, 2017	39,636.741	$2,659,233	5,853.276	$476,880	35,832.917	$3,299,584	81,322.934	$6,435,697

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

Effective October 1, 2017 the Trust accesses the Advisors through various series of Galaxy Plus. Galaxy Plus is an “umbrella fund” having multiple series, each of which is referred to herein as a “Galaxy Fund.” Each Galaxy Fund has its own clearly-defined investment objective and strategies that are implemented by a trading advisor. Gemini Alternative Funds, LLC, a Nebraska limited liability company, is the managing member of Galaxy Plus.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Series J allocated a portion of its net assets (“Allocated Assets”) to commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”), such allocations are rebalanced quarterly. Through September 30, 2017, Series J allocated its Allocated Assets to each Trading Advisor, which managed and made trading decisions with respect to those Allocated Assets (see below table).

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

Effective September 28, 2018 the Managing Owner notified Series J unit holders that it will close Series J on December 31, 2018.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of September 30, 2018, the condensed statements of operations for the three months ended September 30, 2018 (“Third Quarter 2018”) and for the nine months ended September 30, 2018 (“Year-To-Date 2018”), for the three months ended September 30, 2017 (“Third Quarter 2017”), for the nine months ended September 30, 2017 (“Year-To-Date 2017”) and the condensed statements of changes in Unitholders’ capital for the Year-To-Date 2018 and the Year-To-Date 2017 are unaudited.

In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series J as of September 30, 2018 and the results of its operations for the Third Quarter 2018 and Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

There are no Level 2 or Level 3 investments as of September 30, 2018 or December 31, 2017, nor any portion of the interim periods.

The following tables summarize the assets measured at fair value using the fair value hierarchy. Series J’s investments in affiliated investment funds and private funds are valued based on the net asset value reported by such funds. By adopting ASU 2015-07, the investments in affiliated investment funds and private funds are excluded from the fair value hierarchy below.

	Level 1	Level 2	Level 3	Total

Investment in securities, at fair value as on September 30, 2018	$470,965	$0	$0	$470,965

	Level 1	Level 2	Level 3	Total

Investment in securities, at fair value as on December 31, 2017	$163,470	$0	$0	$163,470

B.	Cash and Cash Equivalents

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

Series J appropriately recognizes and discloses uncertain tax provisions in their financial statements. Recognition is permitted for each position if, based on its technical merits, it is “more likely than not” that the position will be upheld under audit by tax authorities. The Managing Owner has reviewed Series J’s tax positions for all open years and concluded that no provision for income taxes or expense is required in these condensed financial statements. Series J has elected an accounting policy to classify interest and penalties related to income taxes as interest or other expense. The 2015 through 2017 tax years generally remain subject to examination by U.S. Federal and most tax authorities.

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

In accordance with the Trust’s Agreement and Prospectus, the Managing Owner is responsible for the payment of all offering expenses of Series J incurred after the Initial Offering Period (“ongoing offering costs”), provided that the amount of such ongoing offering costs paid by the Managing Owner are subject to reimbursement by the Trust, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. Through September 30, 2018, the Managing Owner has paid $2,936,640 in ongoing offering costs, of which $2,879,478 has been allocated to Series J. Ongoing offering costs incurred through November 30, 2006 in the amount of $599,062 will not be reimbursed to the Managing Owner. For the period December 1, 2006 through September 30, 2018, the Managing Owner incurred and Series J was allocated ongoing offering costs in the amount of $2,300,021 and $2,280,415, respectively. Of the $2,280,415, allocated to Series J, $635,144 will not be reimbursable to the Managing Owner. Series J will only be liable for payment of ongoing offering costs on a monthly basis. If Series J terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and Series J will have no further obligation to the Managing Owner. During the Third Quarter 2018 and Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J’s did not incur any offering cost.

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

The expenses incurred by Series J for services performed by Kenmar Preferred and its affiliates for Series J were as follows:

Expenses payable to the Managing Owner and its affiliates, which are included in accrued expenses payable on the condensed statements of financial condition as of September 30, 2018 and December 31, 2017 were $10,362 and $12,865 respectively.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Management fees to Managing Owner	$23,836	$30,613	$76,478	$97,248
Managing Owner interest earned on Certain Investment Funds	4,133	9,574	7,495	31,813
Operating expenses	4,113	18,825	49,667	66,115

General and administrative expenses borne by the Managing Owner and its affiliates	(10,366)	(14,594)	(63,288)	(34,442)

Total	$21,716	$44,418	$70,352	$160,734

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	MANAGING OWNER AND AFFILIATES

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

Series J invests a portion of the excess cash balances not required for margin through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess cash balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at September 30, 2018 and December 31, 2017.

The objective is to obtain a rate of return for Series J that balances risk and return relative to the historically low yields on short term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on Series J’s investments in Certain Investment Funds. The calculation is based on Series J’s average annualized Net Asset Value, and any losses related to returns on Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, Series J will be credited with all additional positive returns (or 100% of any losses) on Series J’s investments in Certain Investment Funds. If at the end of any calendar year, a loss has been incurred on the returns for Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of Certain Investment Fund’s income. As of September 30, 2018, the loss carry forward amounted to $0. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017 the Managing Owner’s portion of interest earned on Certain Investment Funds amounted to $4,133, $9,574, $7,495 and $31,813 respectively.

Series J paid a monthly administrative services fee to Clarity for risk management and related services with respect to monitoring the Trading Advisors, indirectly through its investment in Affiliated Investment Funds based on their respective beginning of month Allocated Assets. Investment in affiliated funds and the Clarity agreement have been terminated during the year ended December 31, 2017. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the administrative services fee earned indirectly totaled $0, $5,000, $0 and $20,000, respectively. Investments in Affiliated Investment Funds ceased September 30, 2017 as the Registrant transitioned to investing in Galaxy Funds.

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

The Service Fee – Class I Units (as described below) disclosed on the condensed statements of operations represents (i) the monthly 1/12th of 2% of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units, (ii) the initial upfront sales commission of 2%, and (iii) a deduction for Series J’s recapture of the 1/12th of 2% service fee on all Units owned for less than 12 months that have received the 2% upfront sales commission and a recapture of the service fee on Units held with no CSA. A portion of the service fee disclosed in the statements of operations represents the monthly on-going trailing compensation paid to service providers ranging from 1/12th of 3.5% (3.5% per annum) to 1/12th of 4.0% (4.0% per annum) of the beginning of month Net Asset Value of the applicable Class III unitholders interests. The services fees are paid by Class III Units and are deducted from the management fee paid to the Managing Owner. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the total fees paid by Class III Units was $40,924, $52,979, $130,873 and $155,572, of which $20,828, $26,465, $66,793 and $77,287, respectively, was paid as management fees to the Managing Owner.

For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, the Service Fee – Class I and Class III Units is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Monthly 1/12th of 2% service fee calculated on all Class I and Class III Units	$30,185	$14,112	$96,850	$72,005
Series J’s recapture on 1/12th of 2% service fee on select Units and recapture of the service fee on Units held with no CSA	(1,071)	(1,198)	(3,273)	(4,448)

Total	$29,114	$12,914	$93,577	$67,557

Kenmar Securities LLC (“Selling Agent”) an affiliate of the Managing Owner is the selling agent for Series J. Series J pays the Selling Agent a monthly sales commission equal to 1/12th of 1% (1% annually) of the net asset value of the outstanding units as of the beginning of each month. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J directly paid the Selling Agent sales commission of $6,015, $8,296, $19,368 and $39,921, respectively.

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

Series J indirectly paid its pro-rata share of administrator fees through its investment in Affiliated Investment Funds. Investment in affiliated funds have been terminated during the year ended December 31, 2017. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J indirectly paid administrator fees totaling $0 and $21,000, $0, and $58,000, respectively.

Series J also pays administrator fees directly to the Administrators. For the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017, Series J directly paid the Administrator fees of $1,659 and $1,500, $4,790, and $4,500, respectively.

Note 7.	INVESTMENT IN PRIVATE FUNDS

Through September 30, 2017, Series J invested a portion of its assets in Affiliated Investment Funds. Series J fully redeemed from the Affiliated Investment Funds as of September 30, 2017. Series J’s investment in Private Funds represents 95.53% and 76.70% of the Net Asset Value of Series J at September 30, 2018 and December 31, 2017, respectively.

Investment in affiliated funds have been terminated during the year ended December 31, 2017. Series J records its proportionate share of income or loss in the condensed statements of operations.

The following tables summarize the change in net asset value (fair value) of Series J’s investment in Private Funds for the Year-To-Date 2018 and the Year-To-Date 2017:

	Net asset value				Net asset value
	December 31, 2017	Purchases	Loss	Redemptions	September 30, 2018

Investment in Private Funds	$4,736,849	$0	$(239,506)	$0	$4,497,343

	Net asset value				Net asset value
	December 31, 2016	Purchases	Gain	Redemptions	December 31, 2017

Investment in Private Funds	$0	$4,612,569	$124,280	$0	$4,736,849

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	INVESTMENT IN PRIVATE FUNDS (CONTINUED)

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

The following table sets out the total capital contribution and Investment Level split between net asset value:

	Total capital contribution September 30, 2018	Total Investment Level September 30, 2018
ADG Systematic Macro Feeder Fund (530) LLC	$2,001,547	$2,001,547
Fort Contrarian Feeder Fund (510) LLC	694,169	1,388,338
QIM Feeder Fund (526) LLC	1,801,627	3,603,254

Total	$4,497,343	$6,993,139

Note 8.	TRUSTEE

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

No derivative instruments were directly held by Series J as of September 30, 2018 and December 31, 2017. Derivative trading activity is conducted within the Registrants Trading Investments. Series J’s investment in Registrants Trading Investments is subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by them. Series J bears the risk of loss only to the extent of the capital commitment of its investment and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents per Unit operating performance data and other supplemental data for the Third Quarter 2018, Third Quarter 2017, Year-To-Date 2018 and Year-To-Date 2017. This information has been derived from information presented in the condensed financial statements:

	Class I		Class II		Class III
	Three	Nine	Three	Nine	Three	Nine
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	September 30, 2018		September 30, 2018		September 30, 2018
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$63.90	$67.18	$78.67	$81.96	$87.96	$92.10

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(1.99)	(2.61)	(2.53)	(3.27)	(2.79)	(5.11)
Dividend income (1)	0.05	0.13	0.06	0.16	0.07	0.13
Expenses (1),(4)	(1.09)	(3.83)	(0.93)	(3.58)	(1.70)	(3.58)

Total loss from operations	(3.03)	(6.31)	(3.40)	(6.69)	(4.42)	(8.56)

Net Asset Value per Unit at end of period	$60.87	$60.87	$75.27	$75.27	$83.54	$83.54

Total Return (3),(4)	(4.74)%	(9.39)%	(4.32)%	(8.16)%	(5.03)%	(9.29)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2),(4)	(6.51)%	(7.77)%	(4.56)%	(5.34)%	(7.64)%	(6.93)%
Dividend income (4)	0.32%	0.27%	0.31%	0.25%	0.31%	0.25%
Other expenses(4)	6.83%	8.05%	4.87%	5.60%	7.95%	7.19%
Total expenses	6.83%	8.05%	4.87%	5.60%	7.95%	7.19%

Total return is calculated based on the change in value of a Unit during the period. An individual Unitholder’s total return and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	Dividend income and expenses per Unit are calculated by dividing dividend income and other expenses applicable to each Class by the weighted average number of Units of each Class outstanding during the period. Net realized and change in unrealized loss is a balancing amount necessary to reconcile the change in Net Asset Value per Unit of each Class with the other per Unit information.
(2)	Represents dividend income less total expenses. This excludes Series J’s proportionate share of income and expenses from investment in Registrants Trading Investments Funds.
(3)	Not Annualized.
(4)	Net of Class III’s portion of general and administrative expenses borne by the Managing Owner and affiliates.

WORLD MONITOR TRUST III – SERIES J
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Class I		Class II		Class III
	Three	Nine	Three	Nine	Three	Nine
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	September 30, 2017		September 30, 2017		September 30, 2017
Per Unit Performance
(for a Unit outstanding throughout the entire period)

Net Asset Value per Unit at beginning of period	$69.08	$74.05	$83.50	$88.67	$95.06	$100.00

Gain (Loss) from operations:
Net realized and change in unrealized gain (loss) (1)	(0.76)	(2.97)	(0.94)	(3.89)	(1.04)	(2.69)
Dividend income (1)	0.08	0.22	0.10	0.28	0.11	0.27
Expenses (1), (4)	(1.31)	(4.21)	(1.19)	(3.59)	(2.05)	(5.50)

Total gain (loss) from operations	(1.99)	(6.96)	(2.03)	(7.20)	(2.98)	(7.92)

Net Asset Value per Unit at end of period	$67.09	$67.09	$81.47	$81.47	$92.08	$92.08

Total Return (3), (4)	(2.88)%	(9.40)%	(2.43)%	(8.12)%	(3.13)%	(7.92)%

Supplemental data
Ratios to average Net Asset Value:
Net investment loss (2), (4)	(7.08)%	(7.29)%	(5.19)%	(5.07)%	(8.12)%	(7.89)%
Dividend income (4)	0.48%	0.41%	0.47%	0.42%	0.48%	0.41%
Other expenses(4)	7.55%	7.70%	5.66%	5.49%	8.60%	8.30%
Total expenses	7.55%	7.70%	5.66%	5.49%	8.60%	8.30%

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

Effective September 28, 2018, the Managing Owner notified Series J unit holders that it will terminate Series J on December 31, 2018. From October 1, 2018 through November 14, 2018, there were estimated redemptions of $48,742.62.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2018 (“Third Quarter 2018”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments, LLC, the Managing Owner of World Monitor Trust III – Series J (the “Registrant”), about the future results, performance, prospects and opportunities of the Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may”, “will”, “expect”, “anticipate”, “believe”, “intend”, “should” and “estimate”, or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisors and the Trading Vehicles

Effective September 30, 2017 the Registrant ceased investing in Affiliated Investment Fund and Effective October 1, 2017 the Registrant allocated Assets to Galaxy Plus Funds FORT, QIM and ADG. At September 30, 2018, the Registrants investments were approximately 89% of its total assets.

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

New High Net Trading Profits will be generated only to the extent that the cumulative New High Net Trading Profits achieved by the Trading Advisor exceed the highest level of cumulative New High Net Trading Profits achieved by such Trading Advisor as of a previous Incentive Measurement Date. Except as set forth below, net losses from prior months must be recouped before New High Net Trading Profits can again be generated. The calculation of the trading advisors incentive fee is governed by the advisory agreement between the respective trading advisor and Galaxy Fund.

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

Expense Cap

Routine operational, administrative and other ordinary expenses, other than the Managing Owner’s management fee, the fees to be paid to the Registrant’s Trading Advisor(s), Brokerage Commissions and extraordinary fees and expenses, are limited to 1.50% of average Net Asset Value per annum for Class III Units. In the event, fees and expenses for such items exceed such amount, the Managing Owner will pay such amount. Determinations of expenses to be extraordinary will solely be in the judgment of the Managing Owner’s determination. Expenses to close Series J effective December 31, 2018 will be extraordinary expenses.

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

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in commodity interests. Financial information about the Registrant’s business, as of September 30, 2018, is set forth under Items 2 and 3 herein.

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

Of the Registrant’s investments as of September 30, 2018, $470,965 or 10% of the Net Asset Value were classified as Level 1. Generally, the fair value of the Registrant’s investment in the Trading Investments represents the amount that the Registrant could reasonably expect to receive from the Registrants Trading Investments if the Registrant’s investment was redeemed at the time of the valuation, based on information reasonably available at the time the valuation is made and that the Registrant believes to be reliable.

The Registrant invest a portion of the excess cash balances not required for funding the Registrant Trading Investments through certain investment funds which invest in (i) U.S. government securities (which include any security issued or guaranteed as to principal or interest by the United States), (ii) any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, (iii) corporate bonds or notes, or (iv) other instruments permitted by applicable rules and regulations (collectively, “Certain Investment Funds”). Such excess balances were held at US Bancorp Fund Services, LLC as transfer agent for DoubleLine Funds, at September 30, 2018 and December 31, 2017. The objective is to obtain a rate of return for the Registrant that balances risk and return relative to the historically low yields on short-term cash deposits with banks and/or brokerage firms. There is no guarantee that the Managing Owner will be successful in investing the excess cash successfully to obtain a greater yield than available on short-term cash deposits with banks and/or brokerage firms. The Managing Owner is paid monthly 1/12th of 50% of the first 1% of the positive returns earned on the Registrant’s investments in Certain Investment Funds. The calculation is based on the Registrant’s average annualized Net Asset Value, and any losses related to returns on the Certain Investment Funds must first be recovered through subsequent positive returns prior to the Managing Owner receiving a payment. After the calculation of the amount payable to the Managing Owner, the Registrant will be credited with all additional positive returns (or 100% of any losses) on the Registrant’s investment in Certain Investment Funds. If, at the end of any calendar year, a loss has been incurred on the returns for the Certain Investment Funds, then the loss carry forward will reset to zero for the next calendar year with regards to the calculation of the Managing Owner’s portion of the Certain Investment Fund’s income.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $31,024,443 allocated to commodities trading. Additional contributions raised through the continuous offering of limited units (“Limited Units”) and general units (“General Units” or “Managing Owner Units” and, together with the Limited Units, “Units”) of beneficial ownership in the Registrant for the period from December 1, 2005 (commencement of operations) to September 30, 2018 resulted in additional gross proceeds to the Registrant of $195,857,057.

Limited Units in the Registrant may be redeemed on a monthly basis. Subscriptions were no longer accepted effective December 2013.

Subscriptions and Redemptions

Third Quarter 2018

Subscriptions of Limited Units for the Third Quarter were $0. Redemptions of Limited Units for the Third Quarter 2018 were $340,225 and were $920,224 Year to Date 2018.

Third Quarter 2017

Subscriptions of Limited Units for the Third Quarter were $0. Redemptions of Limited Units for the Third Quarter 2017 were $263,529 and were $5,764,501 Year to Date 2017.

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

Market Overview

Following is a market overview for the Third Quarter 2018 and the Third Quarter 2017:

Third Quarter 2018

U.S. equity markets ended the quarter with gains, reaching all-time highs in August, as robust earnings and upbeat economic data trumped rising global trade tensions and the prospect of steadily rising interest rates from the Federal Reserve. Conversely, major European indices were less buoyant, reflecting worries over Italy’s decision to widen its budget deficit and fears of contagion from emerging market crises, notably in Turkey as the lira plunged to record lows. In Asian markets, the Nikkei ended the quarter near 27-year highs as a weaker yen and a strong U.S. economy boosted exporters’ profits; stronger Japanese economic readings also helped lift the index. The Hang Seng Index ended the quarter lower as US tariffs on Chinese goods went into effect and trade negotiations stalled.

As expected, the Federal Reserve raised rates at quarter-end and adopted a less dovish tone amid strong economic readings including unemployment levels at multi-decade lows and accelerating wage growth. During the quarter, three-month Treasury bills breached two percent, a level not seen since 2008. In longer-term bond markets, global yields ended the quarter higher reflecting an easing of concerns about trade frictions between the U.S. and China, a Bank of England interest rate increase and optimistic comments by ECB President Mario Draghi. The yield in the Japanese Government Bond also ended higher touching an 18-month high during the quarter.

In currencies, the U.S. Dollar Index traded within a broad range. During the first half of the quarter the trend was generally higher as the index moved towards a 13-month high benefiting from upbeat comments by Federal Reserve Chairman Powell confirming expectations for further interest rate hikes. During the second half of the quarter, the index retraced much of those gains on global trade worries. European currencies generally vacillated within a wide band. The British pound’s path was largely dependent on the state of Brexit negotiations while the euro was influenced by emerging market turmoil, the wind-down of the ECB’s bond buying program and trade. In Asia, the Japanese yen and Chinese renminbi ended the quarter lower, the latter impacted by trade rhetoric and policy divergence between the People’s Bank of China and U.S. Federal Reserve as the Fed signaled their intention to raise short-term interest rates twice more this year.

In commodity markets, crude oil prices initially fell as WTI crude oil suffered its worst month since 2016 on increased supply amid slowing global demand. Thereafter, prices rose to four-year highs, boosted by supply worries amid renewed Iranian sanctions. In metals markets, gold lost ground as the U.S. dollar strengthened and copper prices fell to levels not seen in a year on worries over China growth.

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

Sector Performance

Due to the nature of the Registrant’s indirect trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)       the major sectors to which the Registrant’s assets were allocated indirectly as of the Third Quarter 2018 and the Third Quarter 2017, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)       a discussion of the Registrant’s trading results for the major sectors in which the Registrant traded indirectly for the Third Quarter 2018 and the Third Quarter 2017.

Third Quarter 2018

Trading results for the major sectors in which the Registrant traded indirectly for the First Quarter 2018 were as follows:

Currencies: (+) The Registrant experienced losses in currencies as gains in September were insufficient to erase losses in July and August. Largest individual currency losses were posted in the Turkish lira; smaller losses were seen in the Japanese yen and Indonesia rupiah. The quarter’s largest gains were posted in the Mexican peso, euro and Chinese renminbi.

Interest Rates: (+) The Registrant experienced losses in global interest rates as gains August were insufficient to cover losses in July and September. Overall, largest losses were seen in the German interest rate market, notably the bund. Largest profits were realized in the Canadian 10-year bond market. .

Indices: (+) The Registrant experienced losses in global stock indices as trading in all three months of the quarter was unprofitable. Overall, positions in European and U.S. stock indices erase gains realized in Asian markets. Within Europe, largest losses were posted in the German Dax. In the US, positions in the S&P500 resulted in losses. In Asia, largest gains were posted in the Nikkei and Hang Seng.

Energies: (+) The Registrant realized losses in energies largely due to losses in July. Losses were largest in WTI crude oil; small profits were posted in gasoline.

Metals: (-) The Registrant realized profits in metals as gains were realized in all three months of the quarter on positions in copper. Profits in gold erased losses in silver.

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

Results of Operations

Third Quarter 2018

The Net Asset Value per Unit of Class I as of September 30, 2018 was $60.87, a decrease of $6.31 from the December 31, 2017 Net Asset Value of $67.18.

The Net Asset Value per Unit of Class II as of September 30, 2018 was $75.27, a decrease of $6.69 from the December 31, 2017 Net Asset Value of $81.96.

The Net Asset Value per Unit of Class III as of September 30, 2018 was $83.54, a decrease of $8.56 from the December 31, 2017 Net Asset Value of $92.10.

The Registrant’s average net asset level for the Year-To-Date 2018 was approximately $5,705,000, a decrease of approximately $3,075,000 as compared to the Year-To-Date 2017, primarily due to the effect of investor redemptions and negative trading performance.

The Registrant’s performance for Class I, Class II and Class III for the Year-To-Date 2018 was (9.39) %, (8.16) % and (9.29) %, respectively. The Registrant’s performance for Class I, Class II and Class III for the Third Quarter 2018 was (4.74)%, (4.32)% and (5.03)%, respectively. Performance includes the percentage change in the Registrant’s Net Asset Value excluding the effect of any subscriptions and redemptions and includes the percentage impact of investment gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

The Registrant’s total loss from its investment in securities for the Year-To-Date 2018 was approximately $4,000, as compared to the Year-To-Date 2017 was approximately Gain in Year-To-Date 2017 $13,000.

The Registrant’s total loss from its investment in Private Funds for the Third Quarter 2018 was approximately $240,000.

Dividend income for the Third Quarter 2018 was approximately $4,000, a decrease of approximately $20,000, as compared to the Third Quarter 2017.

Management fees to the Managing Owner for the Year-To-Date 2018 were approximately $76,000, an decrease of approximately $27,000 as compared to the Year-To-Date 2017.

Service fees for the Year-To-Date 2018 were approximately $94,000, a decrease of approximately $52,000 as compared to the Third Quarter 2017.

Sales commissions for the Year-To-Date 2018 were approximately $19,000, a decrease of approximately $21,000 as compared to the Year-To-Date 2017, primarily due to the decrease in the average net asset level discussed above.

Managing Owner interest earned on Certain Investment Funds for the Year-To-Date 2018 was approximately $7,500, a decrease of approximately $24,500, as compared to the Year-To-Date 2017.

Operating expenses were approximately $182,000 for the Year-To-Date 2018, a decrease of approximately $35,000, as compared to the Year-To-Date 2017. These expenses include accounting, audit, registrar and transfer agent, tax and legal fees, as well as printing and postage costs related to reports sent to Unitholders.

General and administrative expenses borne by the Managing Member and affiliates for the Year-To-Date 2018 was approximately $63,000, an increase of approximately $43,000, as compared to the Year-To-Date 2017.

Offering costs were $0 for the Year-To-Date 2018.

Third Quarter 2017

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

WMT III Series J - Class I		WMT HI Series J - Class II		WMT III Series J - Class III		Allocation of Assets as
Beginning UNAV	74.05	Beginning UNAV	88.67	Beginning UNAV	100.00	of September 30, 2017
CTA Choice FRT	(0.76)	CTA Choice FRT	(0.93)	CTA Choice FRT	(0.02)	0.00%
CTA Choice ISAT	0.23	CTA Choice ISAT	0.28	CTA Choice ISAT	0.32	0.00%
CTA Choice KEY	(3.13)	CTA Choice KEY	(3.79)	CTA Choice KEY	(3.15)	0.00%
CTA Choice QNTM	(0.09)	CTA Choice QNTM	(0.11)	CTA Choice QNTM	0.00	0.00%
CTA Choice RDOK	0.43	CTA Choice RDOK	0.51	CTA Choice RDOK	0.00	0.00%
Net Expenses	(3.64)	Net Expenses	(3.16)	Net Expenses	(5.07)
ENDING UNAV	67.09	ENDING UNAV	81.47	ENDING UNAV	92.08	0.00%

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

Inflation

Inflation has had no material impact on the operations or on the financial condition of the Registrant from inception through September 30, 2018.

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

The Registrant’s Trading Value at Risk in Different Market Sectors

The following table presents the trading value at risk associated with the Registrant’s open positions by market sector through its investment in Private Funds at September 30, 2018. All open position trading risk exposures of the Registrant have been included in calculating the figure set forth below. At September 30, 2018 and December 31, 2017, the Registrant had total capitalizations of approximately $5 million and $6 million, respectively.

	September 30, 2018		December 31, 2017
		% of Total		% of Total
Fund	Value at Risk	Capitalization	Value at Risk	Capitalization
ADG Systematic Macro Feeder Fund (530) LLC	$38,035	2.0%	$33,459	2.2%
Fort Contrarian Feeder Fund (510) LLC	16,212	3.5%	31,380	3.7%
QIM Feeder Fund (526) LLC	103,303	11.5%	56,582	8.0%
	$157,550	17.0%	$121,421	13.9%

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

Based on the trading value at risk at September 30, 2018, the Registrant experienced a net increase in its value at risk, relative to capitalization levels, as compared with the trading value at risk at December 31, 2017.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s President has evaluated the effectiveness of the Registrant’s disclosure controls and procedures during the Third Quarter 2018. Based upon such evaluation, the Managing Owner’s President has concluded that, as of September 30, 2018, the Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Third Quarter 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The following table presents sales of unregistered interests (i.e., Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through September 30, 2018.

Date of Sale	Units Sold	Amount of Cash Received
March 10, 2005	10	$1,000
December 1, 2005	3,080	$308,000
January 1, 2006	765	$74,535
February 1, 2006	416	$40,000
March 1, 2006	256	$24,489
April 1, 2006	223	$21,560
May 1, 2006	265	$27,537
June 1, 2006	454	$47,400
July 1, 2006	575	$59,000
August 1, 2006	530	$52,350
September 1, 2006	403	$39,200
October 1, 2006	374	$36,000
November 1, 2006	189	$18,000
December 1, 2006	11	$1,000
January 1, 2007	62	$6,000
February 1, 2007	217	$21,000
March 1, 2007	109	$10,000
August 1, 2007	30	$3,000
September 1, 2007	10	$1,000
October 1, 2007	49	$5,000
November 1, 2007	28	$3,000
December 1, 2007	19	$2,000
January 1, 2008	265	$29,000
March 1, 2008	113	$15,000
April 1, 2008	258	$40,000
May 1, 2008	419	$50,000
June 1, 2008	329	$40,000
July 1, 2008	497	$61,000
August 1, 2008	294	$35,000
September 1, 2008	347	$40,000
October 1, 2008	196	$22,000

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

The Managing Owner redeemed all of its Units in the Registrant. As of September 30, 2018, there were 476 holders of record owning 64,796.61 Units, which include 0 Managing Owner Units.

The Managing Owner has sole discretion in determining what distributions, if any, the Registrant will make to Unitholders. The Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Units registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) during the period January 1, 2013 through September 30, 2018.

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

WORLD MONITOR TRUST III – SERIES J

By:	Kenmar Preferred Investments, LLC,
its Managing Owner

By:	/s/ Jim Parrish		Date: November 14, 2018
	Name:	Jim Parrish
	Title:	President
(Principal Executive Officer)